Form 10-Q
period 2014-09-30
SMSA BALLINGER ACQUISITION CORP
filed 2014-11-18
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-55108

SMSA Ballinger Acquisition Corp.
(Exact name of registrant as specified in its charter)
Nevada	45-3598066
(State of incorporation)	(IRS Employer ID Number)

2591 Dallas Parkway, Suite 102, Frisco, Texas  75034
(Address of principal executive offices)

(469) 633-0100
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  X    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer
Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES    X    NO

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:October 30, 2014: 10,030,612 shares of common stock, par value $0.001

SMSA Ballinger Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2014

Table of Contents

Part I – Financial Information
Item 1 – Financial Statements

SMSA Ballinger Acquisition Corp.
 (a development stage company)

Contents

Financial Statements	Page

Balance Sheets	4
as of September 30, 2014 (unaudited) and December 31, 2013

Statement of Operations	5
for the three months and nine months ended September 30, 2014 and 2013 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2014 – (unaudited)

Statement of Cash Flows	6
for the nine months ended September 30, 2014 and 2013 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2014 – (unaudited)

Notes to Financial Statements – (unaudited)	7 –16

SMSA Ballinger Acquisition Corp.
(a development stage company)
Balance Sheets

	September 30,	December 31,
	2014	2013

ASSETS	(unaudited)	(audited)
Current Assets
Cash on hand and in bank	$156	$9,500

Total Assets	$156	$9,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$16,690	$6,440

Total Liabilities	16,690	6,440

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 and 10,030,612 shares issued and outstanding, respectively	10,031	10,031
Additional paid-in capital	14,867	12,967
Deficit accumulated during the development stage	(41,432)	(19,938)
Total Stockholders' Equity (Deficit)	(16,534)	3,060

Total Liabilities and Stockholders’ Equity (Deficit)	$156	$9,500

The accompanying notes are an integral part of these financial statements

SMSA Ballinger Acquisition Corp.
(a development stage company)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended			August 1, 2007 (date of bankruptcy settlement) through
	September 30,	September 30,	September 30,	September 30,		September 30,
	2014	2013	2014	2013		2014

Revenues	$	$	$	$	$

Operating expenses
Reorganization costs	-	-	-	-		2,200
Professional fees	14,000	5,193	21,398	5,193		35,871
Other general and administrative costs	36	659	96	659		3,361

Total operating expenses	14,036	5,852	21,494	5,852		41,432

Loss from operations	(14,036)	(5,852)	(21,494)	(5,852)		(41,432)

Provision for income taxes	-	-	-	-		-

Net Loss	$(14,036)	$(5,852)	$(21,494)	$(5,852)		$(41,432)

Net loss per weighted-average share of common stock outstanding,
computed on net loss - basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	10,030,612	6,829,525	10,030,612	2,771,884

The accompanying notes are an integral part of these financial statements

SMSA Ballinger Acquisition Corp.
(a development stage company)
Statements of Cash Flows
(unaudited)
			Period from
			August 1, 2007
			(date of bankruptcy
	For the Nine Months Ended		settlement) through
	September 30,	September 30,	September 30,
	2014	2013	2014
Cash Flows from Operating Activities
Net loss for the period	$(21,494)	$(5,852)	$(41,432)
Adjustments to reconcile net loss
to net cash used in operating activities
Increase (Decrease) in Accounts payable	10,250	2,500	16,690

Net cash used in operating activities	(11,244)	(3,352)	(24,742)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Cash funded from bankruptcy trust	-	-	1,000
Additional capital contributed to support operations	1,900	3,352	14,398

Net cash provided by financing activities	1,900	3,352	24,898

Increase (Decrease) in Cash	(9,344)	-	156

Cash at beginning of period	9,500	-	-

Cash at end of period	$156	$-	$156

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of Non-cash
Investing and Financing Activities
Sale of Common Stock on Share Purchase agreement with deferred settlement	$-	$9,500	$-

The accompanying notes are an integral part of these financial statements

SMSA Ballinger Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2014 (unaudited)

Note A - Background and Description of Business

SMSA Ballinger Acquisition Corp. (“Company”) was organized on October 4, 2011 as a Nevada corporation to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, (the Company’s predecessor company) mandated by the August 1, 2007 plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, had no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualified as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and Rule 12b-2 under the Securities Exchange Act of 1934, (“Exchange Act”).

On August 1, 2013, the Company entered into a share purchase agreement with Orsolya Peresztegi, also known as Orsolya Peresztegi Halter, pursuant to which she acquired 9.5 million shares of the Company’s common stock for $9,500 cash or $0.001 per share.   As a result of this transaction, there was a change in control of the Company with Ms. Peresztegi owning 94.7% of its 10,030,612 outstanding shares of common stock.

The Company entered into a distributor agreement on August 1, 2013.  The distributor agreement granted the Company the exclusive right to sell products of Snotarator LLC, a Frisco, Texas based Texas limited liability company.  The distribution rights are limited to countries within South America.  The term of the agreement expires on May 15, 2015 and may be extended for an additional two years with the written consent of both parties to the agreement.  Currently the distributor agreement relates to two products, Snotarator and Snotaphant nasal aspirator products.

The Company’s current business plan is to market and sell healthcare related consumer products in South America.  Under the Snotarator distributor agreement the Company initially intends to market the Snotarator nasal aspirator products to major discount and drugstore retail stores which offer consumer healthcare products in Brazil and Chile.  Additionally, the Company may offer its products directly to consumers through social media sites, internet retailers and by advertising on internet search engine websites.  The Company will market and sell in South America other consumer products as may from time to time become available to it through the distributor agreement with Snotarator. The Company also may enter into distributorship and license agreements for additional consumer healthcare products with manufacturers and other healthcare product distributors, which activity is not precluded by the distribution agreement with Snotarator LLC.

On April 15, 2014, the Company engaged HFG Consulting LLC, a Dallas based business consulting firm, who has agreed, for no consideration, to assist the Company with its initial marketing efforts in South America.  HFG Consulting LLC is an affiliate of Halter Financial Group, Inc. (“HFG”) and Halter Financial Investments LP (“HFI”), who owns 400,000 shares of the Company’s common stock.  Timothy P. Halter, a former officer and director of the Company, is a principal of HFG and HFI.

Note A – Background and Description of Business – Continued

HFG Consulting has developed relationships with accounting, legal and consulting firms in Sao Paulo, Brazil and Santiago, Chile.  The Company’s initial marketing strategy will be to ascertain through the South American business contacts of HFG Consulting whether or not its products and their price structure would be acceptable by consumers in Brazil and Chile.  Additionally it is anticipated that such firms will introduce the Company and its products to slotting agents, product distribution firms and representatives of drugstores and other retail stores.  The Company will initiate its marketing research efforts by the end of the third quarter this year.  The Company will take approximately six months for it to determine whether its products have marketing viability and to obtain indications of interest from sales organizations and retail outlets in Brazil and Chile.

If the Company receives affirmative responses from its initial marketing research efforts, the Company intends to seek the engagement of the services of slotting agents, product distribution firms and independent commissioned sales personnel to assist the Company with the promotion, marketing and commercialization of its products in Brazil and Chile.  The Company also will seek to enter into distributorship and license agreements for additional consumer healthcare products with manufacturers and other healthcare product distributors seeking to enter the Brazil and Chile markets or desiring to expand their products distribution in South America.

The Company does not have any current arrangements, understandings or agreements with any sales companies, or sales personnel to sell or distribute its products nor does the Company have any arrangements, understandings or agreements with any person or entity relating to the manufacture, marketing or distribution of any products, including its Snotarator nasal aspirator products.

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

On January 17, 2007, Senior Management Services of Heritage Oaks at Ballinger, Inc. and its affiliated companies (“SMS Companies” or “Debtors”) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes, located principally in Texas, which prior to the bankruptcy proceedings consisted of a total of 14 separate nursing facilities, ranging in size from approximately 114 beds to 325 beds.  In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees.  A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid.  The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients.  The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.  In 2005, SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real  property on which 2 of its nursing care facilities operated.  By late 2006, SMS Companies were in an "overadvance" position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility.  Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit  facility.  SMS Companies were unsuccessful in obtaining a commitment from a new lender and, on January 5, 2007, the lender declared SMS Companies in default and commenced foreclosure and collection proceedings.  On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy.  Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

Note B – Reorganization Under Chapter 11 of the U.S. Bankruptcy Code – Continued

The First Amended, Modified Chapter 11 Plan, (the “Plan”) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007.  The Plan, which contemplates the Company entering into a reverse merger or acquisition transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code (“Plan Shares”).  As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust.  Specific injunctions prohibited any of these claims from being asserted against the Company prior to the contemplated business transaction.

All assets, liabilities and other claims which arose in the processing of the bankruptcy proceedings, against the Company and it’s affiliated entities were combined into a single creditor’s trust for the purpose of distribution of funds to creditors.  Each of the individual SMS Companies entities otherwise remained separate corporate entities.  From the commencement of the bankruptcy proceedings through August 1, 2007 (the confirmation date of the plan of reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Heritage Oaks at Ballinger, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Ballinger Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.

It was determined that SMSA Ballinger Acquisition Corp’s reorganization value computed immediately before the confirmation date of the Plan as approximately $1,000, which consisted of the following:

Current assets to be transferred to the post-confirmation entity	$1,000
Fair market value of property and equipment	-
Deposits with vendors and other assets transferred to the post-confirmation entity	-
Reorganization value	$1,000

Pursuant to the Plan, all of the operations of the Company were transferred to a combined creditor’s trust and, as approved by the Bankruptcy Court, a completely new entity was formed for purposes of completing the aforementioned reverse merger transaction.  The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value was not greater than its postpetition liabilities and allowed claims, as shown below:

Postpetition current liabilities	$-
Liabilities deferred pursuant to Chapter 11 proceeding	-
“New” common stock issued upon reorganization	1,000
Total postpetition liabilities and allowed claims	1,000
Reorganization value	(1,000)
Excess of liabilities over reorganization value	$-

Note B – Reorganization Under Chapter 11 of the U.S. Bankruptcy Code – Continued

The reorganization value of SMSA Ballinger Acquisition Corp. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios.  The factors considered by SMSA Ballinger Acquisition Corp. included the following:

•
Forecasted operating and cash flows results which gave effect to the estimated impact of
-Corporate restructuring and other operating program changes
-Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events

•	The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
•	Market share and position

•	Competition and general economic conditions
•	Projected sales growth

•	Potential profitability
•	Seasonality and working capital requirements

After consideration of SMSA Ballinger Acquisition Corp.’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, projected earnings before interest and projected free cash flow to debt service and other applicable ratios, management determined that SMSA Ballinger Acquisition Corp.’s reorganization capital structure should be as follows:

Common Stock (530,612 “new” shares to be issued at $0.001 par value)	$531
Additional paid-in capital	469
Total reorganized capital structure	$1,000

As previously described, the cancellation of all existing shares outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per the Reorganization topic of the FASB Accounting Standards Codification (“Reorganization topic”), the Company adopted fresh-start accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  The Reorganization topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.  For accounting purposes, the Company adopted fresh start accounting in accordance with the Reorganization topic as of August 1, 2007, the confirmation date of the Plan.

As of August 1, 2007, in accordance with the Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash transferred from the bankruptcy creditor’s trust.

The SMS Debtor Companies bankruptcy case is closed as a final decree has been entered.  The confirmation order of the Plan was effective on August 10, 2007.  No appeal was filed.  The Company was subject to the jurisdiction of the bankruptcy court until it consummated the business transaction with Snotarator LLC and issued 9.5 million of its shares of common stock to Orsolya Peresztegi on August 1, 2013.  Accordingly, the Company has filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan had been met, resulting, as provided in the Plan, in the Company’s discharge to be deemed granted and that the confirmation order as applicable to the Company was effective.

Note B – Reorganization Under Chapter 11 of the U.S. Bankruptcy Code – Continued

The Company disclosed in the certificate of compliance which it filed with the bankruptcy court on August 5, 2013 the basic terms of the distributor and stock purchase agreements it entered into on August 1, 2013. Further the Company certified to the bankruptcy court in the certificate of compliance that the entry into the distributor agreement met the requirements of the Plan.  Under the provisions of the Plan, other than the Company’s requirement to file the certificate of compliance with the court, no further action was required by the Company or the bankruptcy court.

Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has established a year-end for accounting purposes of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Interim Financial Statements
The unaudited interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.

The unaudited financial statement and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and note thereto, included in the Company’s Annual Report on Form 10-K.

Note D - Going Concern Uncertainty

The Company has no revenues, nominal cash, no operating assets, has conducted limited business activities and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about the Company’s ability to continue as a going concern exists at the date of their opinion.

Note D – Going Concern Uncertainty - Continued

On August 1, 2013, the Company entered into a distributor agreement with Snotarator LLC, a Frisco, Texas based limited liability company, (Snotarator) to obtain the exclusive right to sell the products of Snotarator in South America.  Additionally, on August 1, 2013, the Company sold 9,500,000 shares of restricted, unregistered common stock to Orsolya Peresztegi Halter for $9,500, or $0.001 per share.  There is no assurance that the Company will be able to successfully exploit the distributor agreement or, if successful, that such exploitation will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company is dependent upon external sources of financing; including being fully dependent upon our majority stockholder to provide sufficient working capital to preserve the integrity of our corporate entity.  It is the intent of the Company’s majority stockholder to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity; however, no formal commitment or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for the Company’s majority stockholder to provide additional future funding.  The Company and its majority stockholder are at the mercy of future economic trends and business operations for its majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support its operations.

The Company’s ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company may compensate providers of service to it by issuance of common stock in lieu of cash.

The Company anticipates offering equity or debt securities to potential investors through a private or public offering.  However, there is no assurance that it will be able to obtain funding through the sales of additional equity or debt securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit its ability to obtain debt or equity financing as well as impede potential takeover, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact its ability to raise additional capital through the sale of debt or equity securities.

In such a restricted cash flow scenario, the Company may be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow or additional funding, it may become dormant until such time as sufficient working capital becomes available.

While the Company is of the opinion that good faith estimates of its ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that it will receive sufficient funding to sustain operations or implement any future business plan steps.

Note E - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Note E - Summary of Significant Accounting Policies - Continued

2.	Reorganization costs

The Company has adopted the provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

3.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2007.  The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2007.

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2014 December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

4.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of September 30, 2014 and December 31, 2013, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note E - Summary of Significant Accounting Policies - Continued

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note F - Related Party Transactions

The Company does not have any special committee, policy or procedure related to the review, approval or ratification of related party transactions.  During the nine month period ended September 30, 2014 and the fiscal year ended December 31, 2013, respectively, there have related party transactions between the Company and any of its directors, officers and principal stockholders as below:

•
The participation of HFG and Timothy P. Halter, our former officer and director, in our plan of reorganization, which included the payment of certain operating expenses by HFG and/or HFI, and, in accordance with the Plan, the original issuance to HFG of 400,000 shares of our common stock for satisfaction of certain administrative claims;

•
The entry into the distributor agreement on August 1, 2013 with Snotarator LLC., a limited liability company in which Orsolya Peresztegi (our current sole officer, director and majority stockholder) also serves as a manager and is a principal owner;

•	The sale on August 1, 2013 of 9.5 million shares of our common stock to Orsolya Peresztegi for cash of $9,500 received on December 30, 2013; and

•	The agreement by HFG Consulting, an affiliate of Timothy P. Halter, to assist the Company, for no consideration, with its market research efforts in Brazil and Chile.

•
HFG and/or HFI collectively contributed approximately $1,900, $5,852 and $14,398 for the nine months ended September 30, 2014, for the year ended December 31, 2013 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2014 respectively, to support our operations during such periods and was recorded as additional paid in capital.

Note G - Fair Value of Financial Instruments

The carrying amount of cash and accounts payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

ASC 820, “Fair Value Measurements and Disclosure,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels are described below:

Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs — Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

Note H - Income Taxes

As of September 30, 2014, the Company has a net operating loss carryforward of approximately $41,000 to offset future taxable income after the effect of the August 2013 change in control transaction.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for the nine months ended September 30, 2014 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2014 varied from the statutory rate of 34% as follows:

	Nine Months Ended		Period from August 1, 2007 (date of bankruptcy settlement) through
	September 30,		September 30,
	2014	2013	2014
Statutory rate applied to income before income taxes	$(7,300)	$(2,000)	$(14,100)
Increase (decrease) in income taxes resulting from:
State income taxes
Other, including reserve for deferred tax asset and application of net operating loss carryforward	7,300	2,000	14,100
Income tax expense	$-	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2014 and December 31, 2013, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
Deferred tax assets	2014	2013
Net operating loss carryforwards	$14,100	$6,800
Less valuation allowance	(14,100)	(6,800)
Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, the valuation allowance for the deferred tax asset increased by approximately $7,300 and $4,200.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company issued a sufficient number of Plan Shares to meet the requirements of the Plan.  Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

As provided in the Plan, 80% of the Plan Shares of the Company were issued to HFG in exchange for the release of its Allowed Administrative Claims, for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan.  The remaining 20.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Plan.

The Company issued an aggregate 530,612 shares of the Company’s “new” common stock to all unsecured creditors, including 400,000 shares issued to HFG in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.  The 530,612 Plan Shares were issued pursuant to Section 1145 of the U.S. Bankruptcy Code.

Effective October 4, 2011, as allowed under the Plan, HFG transferred its 400,000 Plan Shares to Halter Financial Investments, L.P. (“HFI”),  a Texas limited partnership controlled by Timothy P. Halter, a former officer and director of the Company.

On August 1, 2013, the Company entered into a share purchase agreement with Orsolya Peresztegi, pursuant to which she acquired 9.5 million shares at $0.001 per shares of the Company’s common stock for a deferred payment of $9,500 received on December 30, 2013. As a result of this transaction, 10,030,612 shares of the Company’s common stock are currently issued and outstanding. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Note J - Subsequent Events

Management has evaluated all other activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to restated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10Q, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements, or industry results, to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions:  demographic changes; our ability to sustain, manage or forecast our growth; our ability to raise funds through a private or public offering of our securities and our ability to successfully implement our business plan; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition, fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this registration statement.

Given these uncertainties, readers of this quarterly report are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

SMSA Ballinger Acquisition Corp. was organized on October 4, 2011 as a Nevada corporation to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by the plan of reorganization discussed in Item 1 Financial Information – Notes to Financial Statements.

On August 1, 2013, we entered into a share purchase agreement with Orsolya Peresztegi pursuant to which she acquired 9.5 million shares of our common stock for $9,500 cash, or $0.001 per share, which was received on December 30, 2013. As a result of this transaction, there was a change in our control with Ms. Peresztegi owning 94.7% of our 10,030,612 outstanding shares of our common stock.

We are a development stage company and a shell company as defined in rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.

Results of Operations

We had no revenues for the three month periods ended September 30, 2014 and 2013, or for the nine month periods ended September 30, 2014 and 2013, respectively.  Consequently, we had no earnings for such periods.

General and administrative expenses for the three month periods ended September 30, 2014 and 2013, and for the nine month periods ended September 30, 2014 and 2013 were approximately $14,036, $5,852, $21,494 and $5,852, respectively.  These expenses were directly related to the audit, accounting and legal fees of the corporate entity.  It is anticipated that future expenditure levels will increase as we implement our business plan and to comply with our periodic reporting requirements under the Exchange Act.

It is anticipated that future expenditure levels will remain relatively nominal until such time that we obtain additional funds through a private or public offering of our securities enabling us to initiate the development of our business plan.

We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that we obtain additional funds from investors through the private or public offering of our debt or equity securities and we successfully implement our business plan.

Plan of Operations

Our current business plan is to market and sell healthcare related consumer products in South America.  We initially intend to market under our distributor agreement with Snotarator LLC the Snotarator nasal aspirator products to drugstore and other retail stores which offer consumer healthcare products in Brazil and Chile.  Additionally, we may offer our products directly to consumers through social media sites, internet retailers and by advertising on internet search engine websites.  We will market and sell other consumer healthcare products as may from time to time become available to us through our distributor agreement with Snotarator LLC and under agreements with other healthcare product manufacturers.

HFG Consulting, LLC, a Dallas based business consulting firm, has agreed, for no consideration, to assist us with our initial marketing efforts in South America.  HFG Consulting is an affiliate of HFG and HFI, who owns 400,000 shares of our common stock.  Timothy P. Halter, our former officer and director, is a principal of these firms.

Specifically, HFG Consulting has developed relationships with accounting, legal and consulting firms in Sao Paulo, Brazil and Santiago, Chile.  We have determined that our initial marketing strategy will be to ascertain through the South American business contacts of HFG Consulting whether or not our products and their price structure would be acceptable by consumers in Brazil and Chile.  Additionally it is anticipated that such firms will introduce us and our products to slotting agents, product distribution firms and representatives of drugstores and other retail stores.  We expect to initiate our marketing research efforts by the end of the fourth quarter this year.  We believe it will take approximately six months for us to determine whether our products have marketing viability and to obtain indications of interest from sales organizations and retail outlets in Brazil and Chile.

Assuming we receive affirmative responses from our initial marketing research efforts,  we intend to seek the engagement of the services of slotting agents, product distribution firms and independent commissioned sales personnel to assist us with the promotion, marketing and commercialization of our products in Brazil and Chile.  We also will seek to enter into distributorship and license agreements for additional consumer healthcare products with manufacturers and other healthcare product distributors seeking to enter the Brazil and Chile markets or desiring to expand their products distribution in South America.

We do not have any current arrangements, understandings or agreements with any sales companies, or sales personnel to sell or distribute our products nor do we have any arrangements, understandings or agreements with any person or entity relating to the manufacture, marketing or distribution of any products, including our Snotarator nasal aspirator products

We are not registered and we do not propose to register as an investment company under the Investment Company Act of 1940.  We intend to conduct our business activities so as to avoid application of the registration and other provisions of the Investment Company Act of 1940 and the related regulations thereunder.

Our management consists of only one person, Orsolya Peresztegi, our president and sole director.  Ms. Peresztegi will be primarily responsible for conducting our day-to-day operations and will be responsible for implementing our business plan.  Ms. Peresztegi will only devote as much of her time as she deems necessary to assist us with the implementation of our business plan.  Ms. Peresztegi has not entered into a written employment or consulting agreement with us and she is not expected to do so.  The loss of the services of Ms. Peresztegi would adversely affect our ability to implement our business plan.

Liquidity and Capital Resources

At September 30, 2014,  we had negative working capital of  $16,534.

We currently have nominal cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, our auditors have issued an audit opinion on our financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

We believe we will need up to $50,000 during the next 12 months to provide us with sufficient working capital to support and preserve the integrity of our corporate entity, including the payment of legal and accounting expenses necessary to prepare and file required reports with the SEC, and to fund our initial marketing research efforts in Brazil and Chile.  Since we have no operating history, no revenues, nominal cash and no operating assets, we are dependent upon obtaining additional funds from Orsolya Peresztegi, our sole officer, director and major stockholder, or through a public or private offering of our debt or equity securities to other investors to fund our plan of operations. Neither Snotarator LLC nor our major stockholder has an obligation to provide us with additional funds; however, we believe our major stockholder will provide us with up to $50,000 during the next 12 months to fund our working capital needs and to pay costs related to the execution of our initial market analysis activities.

We expect that by December 31, 2014, we will know whether it is feasible to proceed with the implementation of our business plan.  We believe we will need a minimum of $500,000 to implement a viable distribution system for our products in Brazil and Chile, assuming we have received favorable indications of interest for our products from consumers, sales organizations and retail stores. Thereafter, we intend to seek approximately $500,000 from investors through a public or private offering of our debt or equity securities.  We believe it will take us until June 30, 2015 to complete the $500,000 funding and thereafter it will take us until December 31, 2015 to fully implement a distribution system for our products.

We intend to use the proceeds from the $500,000 financing to purchase product inventory, pay sales personnel commissions and expenses, payment for slotting fees for product insertion in retail outlets, advertising expenses, corporate internet website development costs and other general and administrative purposes, including salaries for administrative personnel.  We will not be able to proceed with the implementation of our product distribution system until we successfully complete the $500,000 financing.  There is no assurance that we will be able to obtain additional funding through the offering of our debt or equity securities, or, that such funding, if available, will be obtained on terms favorable to us.

If for any reason Orsolya Peresztegi is unable or decides not to provide us with additional funds or we are not successful in obtaining financing from a private or public offering of our securities, we most likely would be unable to complete our business plan, and would instead, delay all cash intensive activities.  Without the necessary additional funding, we may become dormant until such time as sufficient working capital becomes available to us, at which time we may then seek to develop an alternative business plan.

In conjunction with the implementation of our business plan, we anticipate that we will issue an amount of our authorized but unissued common stock that may represent a significant majority of the voting power and equity of our company, which will, in all likelihood, result in investors obtaining a controlling interest in us and thereby reducing the ownership interest of our current stockholders. We may also issue preferred stock to the potential investors.  Holders of preferred stock may have rights, preferences and privileges senior to those of our existing holders of common stock.

While we are of the opinion that good faith estimates of our ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that we will receive sufficient funding to sustain operations or implement any future business plan steps.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements. Our significant accounting policies are summarized in Note E of our financial statements.

Critical accounting policies are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment, estimates and assumptions, in the preparation of our financial statements.  Since we have no operations, or revenues, or assets and only nominal cash, we have not adopted nor utilized any critical accounting policies in the preparation of our financial statements.

Effect of Climate Change Legislation

We currently have no known or identified exposure to any current or proposed climate change legislation which could negatively impact our operations or require capital expenditures to become compliant.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are  not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None
Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Ballinger Acquisition Corp.

Dated: November 18, 2014	By:	/s/ Orsolya Peresztegi
Orsolya Peresztegi
President, Chief Executive Officer,
Chief Financial Officer and Sole Director