Form 10-K
period 2014-12-31
SMSA BALLINGER ACQUISITION CORP
filed 2015-03-11
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K
(Mark one)
[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to _____________

Commission File Number: 0-55108

SMSA Ballinger Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada		45-3598066
(State of incorporation)	2591 Dallas Parkway, Suite 102, Frisco, TX 75034	(IRS Employer ID Number)
 (Address of principal executive offices)

(469) 633-0100
(Issuer's telephone number)

Securities registered pursuant to Section 12 (b) of the Act - None
Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [    ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [    ]    No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ X ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).
Yes [  X  ]    No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [ X ]    No [     ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $ -0- as there was no trading market for the Registrant’s common equity.

As of March 3, 2015, there were 10,030,612 shares of Common Stock issued and outstanding.

SMSA Ballinger  Acquisition Corp.
Form 10-K for the year ended December 31, 2014

Index to Contents

Page Number
Part I

PART I
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “experts,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks” or “anticipates,” or similar words (including their use in the negative), or by discussion of future matters, such as our ability to raise additional funds through a public or private offering of debt or equity securities and the successful implementation of our business plan.  These statements include, but are not limited to, statements under the captions “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this Annual Report.

The cautionary statements made in this Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report.  We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

We file annual, quarterly and other reports, proxy statements and other information with the SEC.  You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549.  You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330.  You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, DC 20549-1004.  The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Our SEC filings, including exhibits filed therewith, are accessible through the internet at that website.

Item 1 - Business

General

Except as otherwise indicated by the context references in this Annual Report to “Company,” “we,” “us,” or “our” are references to SMSA Ballinger Acquisition Corp.

SMSA Ballinger Acquisition Corp. was organized on October 4, 2011 as a Nevada corporation to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

On August 1, 2013 we entered into a share purchase agreement with Orsolya Peresztegi, also known as Orsolya Peresztegi Halter, pursuant to which she acquired 9.5 million shares of our common stock for $9,500 cash, or $0.001 per share. As a result of this transaction, there was a change in our control with Ms. Peresztegi owning 94.7% of our 10,030,612 outstanding shares of common stock.

We entered into the Snotarator Distributor Agreement on August 1, 2013 which granted us the exclusive right to sell products of Snotarator LLC, a Frisco, Texas based Texas limited liability company.  The distribution rights are limited to countries within South America.  The term of the agreement expires on May 15, 2015 and may be extended for an additional two years with the written consent of both parties to the agreement.  Currently the distributor agreement relates to the Snotarator and Snotaphant Nasal Aspirator products. Snotarator Nasal Aspirator and Snotaphant Nasal Aspirator are registered trademarks owned by Snotarator LLC, the use of which has been granted to us pursuant to the terms of the distributor agreement.

Our current business plan is to market and sell healthcare related consumer products in South America. Under our Snotarator Distributor Agreement we initially intend to market the Snotarator and Snotaphant nasal aspirator products to drugstore and other retail stores which offer consumer healthcare products in Brazil and Chile.  Additionally, we may offer our products directly to consumers through social media sites, internet retailers and by advertising on internet search engine websites.  We will market and sell in South America other consumer products as may from time to time become available to us through our distributor agreement with Snotarator. We also may enter into distributorship and license agreements for additional consumer healthcare products with manufacturers and other healthcare product distributors who are seeking to enter or expand their product distributions in South America.

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.  As a shell company, we have no revenues, no operating assets and have only conducted limited business activities consisting of entering into the Snotarator Distributor Agreement and development of a business plan.   As a result of these and other factors discussed in Note D to our financial statements, our Independent Registered Certified Accounting Firm has issued an opinion on our annual financial statements that there exists substantial doubt about our ability to continue as a going concern.

Our principal office is located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034 and our telephone number is (469) 633-0100.

Plan of Reorganization

On January 17, 2007 Senior Management Services of Heritage Oaks at Ballinger, Inc. (our predecessor company) and its 22 affiliated companies,or collectively, the SMS Debtor Companies, filed a voluntary petition in the United States Bankruptcy Court For the Northern District of Texas for reorganization under Chapter 11 of the United States Bankruptcy Code.  On August 1, 2007 the bankruptcy court entered its confirmation order which confirmed the First Amended, Modified Chapter 11 Plan, or Plan, as presented by the SMS Debtor Companies and their creditors.  The effective date of the Plan was August 10, 2007.  The Plan as confirmed constituted a separate plan for each of the SMS Debtor Companies.

In order to implement the provisions of the Plan upon emergence from the Chapter 11 reorganization, each SMS Debtor Company was authorized to reincorporate in Delaware or Nevada with a new corporate name as designated in the Plan, collectively the SMSA Post Confirmation Companies

On October 4, 2011 our predecessor company, Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, was reincorporated in the state of Nevada as SMSA Ballinger Acquisition Corp.

Prior to filing the reorganization petition, SMS Debtor Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of 14 nursing facilities.  The SMS Debtor Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients. The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.

In 2005 SMS Debtor Companies obtained a secured credit facility from a financial institution.  The credit facility was utilized for working capital and to finance the purchase of  real property.  By late 2006, SMS Debtor Companies were in an “over advance” position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility.  Beginning in September 2006, SMS Debtor Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Debtor Companies obtained a commitment from a new lender to refinance and restructure the credit facility.  SMS Debtor Companies were unsuccessful in obtaining a commitment from a new lender and on January 5, 2007, the lender declared SMS Debtor Companies in default and commenced foreclosure and collection proceedings.  On January 9, 2007 the lender agreed to provide additional financing to fund payroll and permit a controlled transaction to bankruptcy.  Subsequently, on January 17, 2007 the SMS Debtor Companies, consisting of 23 entities, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

During the administration of the SMS Debtor Companies bankruptcy reorganization proceedings, it became apparent that there would not be any available funds to pay the claims of the unsecured creditors.  Halter Financial Group, Inc., or HFG, a Dallas, Texas consulting firm, specializing in the area of mergers, acquisition and corporate finance, was contacted by a legal representative of the SMS Debtor Companies to determine whether HFG would participate with the SMS Debtor Companies and their creditors in formulating the structure of the Plan to provide an opportunity for the unsecured SMS Debtor Companies’ creditors to receive payment for all or a portion of their claims.  As part of the Plan, HFG provided approximately $115,000 to be used to pay professional fees associated with the Plan confirmation process.  HFG had no affiliation or involvement with any of the SMS Debtor Companies prior to the bankruptcy action.

As provided in the Plan, approximately 80% of our outstanding common stock, or 400,000 shares, was issued to HFG in satisfaction of HFG’s administrative claims against us. The remaining 20% of our outstanding common stock, or 130,612 shares, was issued to 566 holders of unsecured debt.  The 530,612 shares, or Plan Shares, were issued pursuant to Section 1145 of the Bankruptcy Code. As further consideration for the issuance of the 400,000 Plan Shares to HFG, the Plan required HFG to assist us in identifying a potential business transaction candidate.  From October 4, 2011 to August 1, 2013, HFG paid our operating expenses and provided us, at no cost, with consulting services, including assisting us with formulating the structure of the transactions with Snotarator and Orsolya Peresztegi. Additionally, HFG paid our legal and accounting expenses related to our compliance with the terms of the Plan. Effective October 4, 2011, as allowed by the Plan, HFG transferred its Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter.

Timothy P. Halter served as our president and sole director from October 4, 2011 until the August 1, 2013 transactions with Snotarator LLC and Orsolya Peresztegi, also known as Orsolya Peresztegi Halter.  Orsolya P. Peresztegi is married to Kevin Halter, Jr., who is the brother of Timothy P. Halter.  Orsolya Peresztegi and Kevin Halter are the owners of Snotarator LLC.  Neither Kevin Halter, Jr., Orsolya Peresztegi nor Snotarator LLC are affiliated with HFG or HFI.

Pursuant to the Plan, if we had not consummated a business transaction prior to August 10, 2013, the Plan Shares would be deemed void and cancelled.  If we timely consummated a merger or acquisition transaction with a viable business enterprise, we were required to file a Certificate of Compliance with Reverse Acquisition Requirements, or the Certificate of Compliance, with the bankruptcy court which was required to state that the requirements of the Plan had been met.  Thereafter, the post discharge injunction provisions set forth in the Plan and our discharge in bankruptcy would be effective.  We believe the entry into the distributor agreement with Snotarator LLC, an operating entity, on August 1, 2013 and the stock purchase agreement with Orsolya Peresztegi complied with the provisions of the Plan which required us to complete a reverse merger or reverse acquisition with a viable operating enterprise prior to August 10, 2013.

The SMS Debtor Companies bankruptcy case is closed as a final decree has been entered.  The confirmation order of the Plan was effective on August 10, 2007.  No appeal was filed.  We were subject to the jurisdiction of the bankruptcy court until we consummated the business transaction with Snotarator LLC and issued 9.5 million of our shares of common stock to Orsolya Peresztegi on August 1, 2013.  Accordingly, we have filed a Certificate of Compliance with the bankruptcy court which stated that the requirements of the Plan had been met, resulting, as provided in the Plan, in our discharge to be deemed granted and that the confirmation order as applicable to us was effective.

We disclosed in the Certificate of Compliance which we filed with the bankruptcy court on August 5, 2013 the basic terms of the distributor and stock purchase agreements we entered into on August 1, 2013. Further we certified to the bankruptcy court in the Certificate of Compliance that the entry into the distributor agreement meets the requirements of the Plan.  Under the provisions of the Plan, other than our requirement to file the Certificate of Compliance with the court, no further action was required by us or the bankruptcy court.

Plan of Operations

Our current business plan is to market and sell healthcare related consumer products in South America.  We initially intend to market under our distributor agreement with Snotarator LLC the Snotarator nasal aspirator products to drugstore and other retail stores which offer consumer healthcare products in Brazil and Chile.  Additionally, we may offer our products directly to consumers through social media sites, internet retailers and by advertising on internet search engine websites.  We will market and sell other consumer healthcare products as may from time to time become available to us through our distributor agreement with Snotarator and under agreements with other healthcare product manufacturers.

Since we have no experience in selling or marketing healthcare related consumer products in South America, on April 15, 2014 we engaged HFG Consulting, LLC, a Dallas based business consulting firm, who has agreed, for no consideration, to assist us with our initial marketing efforts in South America.  HFG Consulting is an affiliate of HFG and HFI, who owns 400,000 shares of our common stock.  Timothy P. Halter, our former officer and director, is a principal of these firms.

HFG Consulting has developed relationships with accounting, legal and consulting firms in Sao Paulo, Brazil and Santiago, Chile.  We have determined that our initial marketing strategy will be to ascertain through the South American business contacts of HFG Consulting and our independently sourced contacts whether or not our products and their price structure would be acceptable by consumers in Brazil and Chile.  Additionally it is anticipated that such firms will introduce us and our products to slotting agents, product distribution firms and representatives of drugstores and other retail stores.

We have initiated our marketing efforts by contacting merchandise representatives in Brazil and Chile to determine the viability of our obtaining shelf space for, and sales of, our consumer healthcare products in drugstores and other retail outlets.  We believe it will take until the end of the second quarter of 2015 to complete our initial marketing research.  Assuming we receive affirmative responses from such representatives,  we intend to seek the engagement of the services of slotting agents, product distribution firms and independent commissioned sales personnel to assist us with the promotion, marketing and commercialization of our products in Brazil and Chile.  We also will seek to enter into distributorship and license agreements for additional consumer healthcare products with manufacturers and other healthcare product distributors seeking to enter the Brazil and Chile markets or desiring to expand their products distribution in South America.

We do not have any current arrangements, understandings or agreements with any sales companies, or sales personnel to sell or distribute our products nor do we have any arrangements, understandings or agreements with any person or entity relating to the manufacture, marketing or distribution of any products, including our Snotarator nasal aspirator products

We believe we will need up to $50,000 during the next 12 months to provide us with sufficient working capital to support and preserve the integrity of our corporate entity, including the payment of legal and accounting expenses necessary to prepare and file required reports with the SEC, and to fund our initial marketing research efforts in Brazil and Chile.  Since we have no revenues, nominal cash, no operating assets and have only conducted limited recent business activities, we are dependent upon obtaining additional funds from Orsolya Peresztegi, our sole officer, director and major stockholder, or through a public or private offering of our debt or equity securities to other investors to fund our plan of operations. Neither Snotarator LLC nor our major stockholder has an obligation to provide us with additional funds; however, we believe our major stockholder will provide us with up to $50,000 during the next 12 months to fund our working capital needs and to pay costs related to the execution of our initial market analysis activities.

We believe we will need a minimum of $500,000 to implement a viable distribution system for our products in Brazil and Chile, assuming we have received favorable indications of interest for our products from consumers, sales organizations and retail stores. Thereafter, we intend to seek approximately $500,000 from investors through a public or private offering of our debt or equity securities.  We believe it will take us until August 31, 2015 to complete the $500,000 funding and thereafter it will take us until December 31, 2015 to fully implement a distribution system for our products.

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

In implementing our business plan, we will most likely enter into agreements and arrangements with companies whose business operations or headquarters, place of formation or primary place of business is located in South America.  In such event, we may face the significant additional risks associated with doing business in South American countries. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers, we may encounter ongoing business risks associated with uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in South American countries.

Ms. Peresztegi is an officer and director of Snotarator LLC, and she and her husband, Kevin Halter, Jr., are the sole members of Snotarator LLC. Ms. Peresztegi is responsible for the day-to-day operations of Snotarator LLC. Ms. Peresztegi is not required to commit her full time to our affairs, which may result in a conflict of interest in allocating her time between our operations and Snotarator LLC. If her other business affairs require her to devote more substantial amounts of time to such interests, it could limit her ability to devote time to our affairs and could negatively impact our ability to implement the initial phases of our business plan and impair our ability to obtain additional funding from investors. We do not intend to have any full time employees until we obtain additional funding.

Products

We have the right to market and sell in South America, the Snotarator and Snotaphant Nasal Aspirator products which are currently the only products which we will offer to consumers.  The Snotarator Nasal Aspirator is a Pyrex simax glass device designed to remove mucus from a child’s nasal cavity in order to ease breathing and provide nasal congestion relief to infants and young children.  The product consists of a small nozzle and glass canister which is attached by a silicone tube with a bell shaped fitting.  The bell shaped fitting is designed to fit within a suction device, such as a household vacuum cleaner.  The Snotarator product may be cleaned by hand or in a dishwasher.

The Snotaphant Nasal Aspirator product is shaped as a miniature elephant which houses a rechargeable 3.6 volt lithium-ion battery which powers a small motor with a membrane pump.  The product includes a silicone tube, one end of which is attached to the elephant-shaped motor device and the other is attached to a small tube-shaped canister. One end of the canister has a small nozzle which is inserted in a child’s nasal cavity during the mucus extraction process.  The elephant-shaped motor device provides suction to remove mucus from a child’s nasal cavities which is deposited in the canister.  The canister may be cleaned by hand or in the dishwasher and can be sterilized by cleaning the canister in boiling water.  The product has a USB connection for battery charging and is operable for about 3 hours before the battery must be recharged.  The product may be used from any device with a USB jack (such as a PC, TV, printer or Notebook).  The elephant-shaped housing and accessories are made of Thermoplastic Elastomer (TPE) plastic material.

We intend to seek rights from manufacturers and distributors to market and sell additional products which may include nose, ear, oral, skin and hair healthcare products.

We have not as of December 31, 2014 purchased any units of the Snotarator nasal aspirator  products from Snotarator LLC nor do we have any pending orders for these or any other products.

Currently Snotarator LLC distributes two products, the Snotarator and the Snotaphant Nasal Aspirator products pursuant to a distribution agreement with Gyorgy Ranyak, EV, www.ranyak.eu, a Hungarian company that manufactures and distributes, primarily in Europe, a variety of health care products, including various nasal aspirator devices, household accent items, decorative glass products and corporate gift baskets.  We intend to market the Snotarator Nasal Aspirator for a retail price of approximately $20 and the Snotaphant Nasal Aspirator for a retail price of approximately $70.

Ranyak markets in Europe, Middle East, Australia and New Zealand under agreements with independent distributors the equivalent of our Snotarator and Snotaphant nasal products under the brand names, Benny Nasal Aspirator and Dr. Benny Nasal Aspirator.   According to Ranyak world-wide sales of the nasal aspirator products are approximately 600,000 annually.  Snotarator LLC has the right to market Ranyak’s nasal aspirator products under the  Snotarator and Snotaphant brand names  in the United States, China, Canada and South America.  Snotarator LLC has sold since 2013 approximately 500 units of its nasal aspirator products.  Snotarator LLC has assigned to us the right to market and distribute these products in South America.

Snotarator Distributor Agreement

The material terms and conditions of our Distributor Agreement with Snotarator LLC are as follows:

We entered into the Snotarator Distributor Agreement on August 1, 2013.  The distributor agreement granted us the exclusive right to sell products of Snotarator LLC, a Frisco, Texas based Texas limited liability company.  The distribution right is limited to the countries and their territories and possessions within South America.  Currently, the distributor agreement only relates to the Snotarator and Snotaphant Nasal Aspirator products. The term of the agreement expires on May 31, 2015, unless terminated in accordance with the terms of the agreement.  The term may be extended for an additional two years with the written consent of both parties to the agreement.  The price of the products vary depending on the quantity we order.  Payment for the units of the products are net cash upon delivery.  All shipments of products are FOB Snotarator LLC’s office in Frisco, Texas.  We are responsible for loss or damage in transit. We have the right to market and sell in South America other consumer products as may from time to time become available to us through our distributor agreement with Snotarator.

Snotarator has agreed to indemnify us from expenses, damages, costs and losses resulting from a claim, suit or proceeding, that the products or any part thereof or customary use of the products are or have been infringing upon any patent, copyright or proprietary right of a third party.  We have agreed to indemnify Snotarator from any claims, judgments, costs, awards, expenses and other liabilities arising from our fault or negligence in our use of the Snotarator mark and in our marketing and distribution of the products within South America.

Snotarator has provided us with a warranty that the products will be free from defects in material or workmanship under normal use and service for a period of 90 days from date of delivery.

The agreement may be terminated only:

(1)
By either party for substantial breach of any material provision of the agreement by the other party, provided due notice has been given to the other party of the alleged breach and such other party has not cured the breach within 30 days thereafter;

(2)
 By Snotarator if:  there is an unacceptable change in our control or our management; if we make an assignment for the benefit of creditors; if a petition in bankruptcy is filed by or against us, resulting in an adjudication of bankruptcy; or, if we fail to pay our debts as they become due and provided due notice has been given by Snotarator to us and we have not cured such breach within 30 days thereafter; or

(3)	By the written consent of us and Snotarator;

(4)
Upon termination of the agreement, all further right and obligations of the parties shall cease, except we shall not be relieved of our obligation to pay to Snotarator any monies due or to become due, as of the date of termination.

The agreement is subject to mutual confidentiality provisions and other general provisions which are customary for commercial distributor agreements.

Competition

We are and will continue to be an insignificant participant in the marketing and sale of healthcare consumer products in South America.  We expect to encounter competition from healthcare product manufacturers, distributors and retail stores that have substantially more capital, sales, marketing and administrative personnel than we have, and have significant brand recognition in South America.

           As we intend to seek private or public debt or equity financing, we will likely encounter competition in the capital markets to obtain such financing from other entrepreneurial companies that will more than likely have greater operating history and revenue, and that already manufacture and distribute a variety of consumer related products.

Employees

We have no employees. Our president and sole director, Orsolya Peresztegi, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act and the implementation of our business plan.  It is anticipated that Ms. Peresztegi will engage consultants, attorneys, accountants and administrative personnel as necessary for us to conduct our business operations and to implement our business plan.  We do not anticipate employing any full-time employees until we have obtained additional funds through a private or public offering of our debt or equity securities.

Item 1A - Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

We currently maintain a mailing address at 1291 Dallas Parkway, Suite 102, Frisco, Texas  75034.  Our telephone number is (469) 633-0100.  Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time until we implement our business plan.  We pay no rent or other fees for the use of the mailing address.  The facilities are also used by Snotarator LLC for its business operations.

Item 3 - Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Mine Safety Disclosures

Not applicable

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our shares of common stock.

Holders

As of March 3, 2015, there were a total of 10,030,612 shares of our common stock held by approximately 567 stockholders of record.  There were no shares of our preferred stock outstanding at March 3, 2015.  We do not have any outstanding options or warrants to purchase, or securities convertible into our shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans for our officers, directors, employees or non-employees and, therefore, we have not authorized for issuance any of our secutities under any such plans.

Dividends

Dividends, if any, will be contingent upon our future revenues and earnings, if any, and our capital requirements and financial condition. The payment of dividends, if any, will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, and accordingly our board of directors do not anticipate declaring any dividends in the foreseeable future.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation, located in Frisco, Texas. The mailing address and telephone number are: 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034; (469) 633-0101.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our registered independent public accounting firm.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem it appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements, or industry results, to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions:  demographic changes; our ability to sustain, manage or forecast our growth; our ability to raise funds through a private or public offering of our securities and our ability to successfully implement our business plan; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition’ fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this registration statement.

Given these uncertainties, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

SMSA Ballinger Acquisition Corp. was organized on October 4, 2011 as a Nevada corporation to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by the plan of reorganization discussed in Item 1 Description of Business.

On August 1, 2013, we entered into a share purchase agreement with Orsolya Peresztegi pursuant to which she acquired 9.5 million shares of our common stock for $9,500 cash, or $0.001 per share. As a result of this transaction, there was a change in our control with Ms. Peresztegi owning 94.7% of our 10,030,612 outstanding shares of our common stock.

We are a development stage company and a shell company as defined in rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.

Results of Operations

We had no revenues for the years ended December 31, 2013 and 2014, respectively.  Consequently, we had no earnings for such periods.

General and administrative expenses for each of the fiscal years ended December 31, 2013 and 2014 were approximately $12,291 and $24,152, respectively.  These expenses were directly related to the maintenance of the corporate entity.  It is anticipated that future expenditure levels will increase as we implement our business plan and to comply with our periodic reporting requirements under the Exchange Act.

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

HFG Consulting has developed relationships with accounting, legal and consulting firms in Sao Paulo, Brazil and Santiago, Chile.  We have determined that our initial marketing strategy will be to ascertain through the South American business contacts of HFG Consulting and our independently sourced contacts whether or not our products and their price structure would be acceptable by consumers in Brazil and Chile.  Additionally it is anticipated that such firms will introduce us and our products to slotting agents, product distribution firms and representatives of drugstores and other retail stores.

We have initiated our marketing efforts by contacting merchandise representatives in Brazil and Chile to determine the viability of our obtaining shelf space for, and sales of, our consumer healthcare products in drugstores and retail outlets.  We believe it will take until the end of the second quarter of 2015 to complete our initial marketing research.  Assuming we receive affirmative responses from such representatives, we intend to seek the engagement of the services of slotting agents, product distribution firms and independent commissioned sales personnel to assist us with the promotion, marketing and commercialization of our products in Brazil and Chile.  We also will seek to enter into distributorship and license agreements for additional consumer healthcare products with manufacturers and other healthcare product distributors seeking to enter the Brazil and Chile markets or desiring to expand their products distribution in South America.

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

Liquidity and Capital Resources

At December 31, 2013 and 2014, we had working capital of approximately $3,060 and $(1.381), respectively.

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

We believe we will need a minimum of $500,000 to implement a viable distribution system for our products in Brazil and Chile, assuming we have received favorable indications of interest for our products from consumers, sales organizations and retail stores. Thereafter, we intend to seek approximately $500,000 from investors through a public or private offering of our debt or equity securities.  We believe it will take us until August 31, 2015 to complete the $500,000 funding and thereafter it will take us until December 31, 2015 to fully implement a distribution system for our products.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements. Our significant accounting policies are summarized in Note D of our financial statements.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies, like us, are not required to provide the information required by this Item.

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this Annual Report on Form 10-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure required by Item 304(b) of Regulation S-K has previously been reported in the Company’s Registration Statement on Form 10-12G which was filed with the SEC on August 5, 2014.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2014.  Management has determined that we are currently considered to be a shell company in as much as we have limited operations, nominal cash, no assets, revenues or employees.  Because we have only a one executive operating officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company implements its plan of operations and is able to engage additional executive and administrative personnel at which time management believes it will be able to implement effective internal controls and procedures over its financial reporting.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Positions Held
Orsolya Peresztegi	37	President, Chief Executive Officer,
		Secretary, Chief Financial Officer and Sole Director

Orsolya Peresztegi.   Ms. Peresztegi, also known as Orsolya Peresztegi Halter, has served as our President, Chief Executive Officer, Secretary, Chief Financial Officer and sole director since August 1, 2013. She is a co-founder, President and Manager of Snotarator LLC and has served in these positions since September 2012. Her duties at Snotarator LLC include participation in the daily operations and managing the sales and marketing activities for Snotarator LLC. She was instrumental in developing the business concept for Snotarator LLC and was responsible for negotiating and obtaining the Snotarator LLC distributor agreement with Ranyak, the manufacturer of Snotarator nasal products, as well as negotiating our agreement with Snotarator LLC.  She is the principal liaison for Snotarator LLC and us with Ranyak and continues to seek new product opportunities for us.  She will be solely responsible for management of our operations, including implementation of our business plan. She will also assist us with our fund raising activities. From 1996 through 2012, Ms. Peresztegi was a professional fashion model in Europe, Canada and the United States.  Ms. Peresztegi is married to Kevin Halter, Jr., who is the brother of Timothy P. Halter, our former officer and director, and an affiliate of HFG, HFG Consulting and HFI.

Since we are a development stage and a shell company with no revenues, no operating assets and with a limited plan of operations, we believe Ms. Peresztegi, who is our sole officer and majority shareholder, has demonstrated, based on her management experience with Sontorator LLC and us, that she possesses the necessary prior business experience, qualifications and organizational skills to serve as our sole director during the next 12 to 18 months and will be able to provide us during this period with the necessary guidance to implement our business plan and conduct our capital raising activities.  Thereafter, we will seek to add additional members to our board of directors who have extensive business experience and qualifications to assist us and Ms. Peresztegi with the next phase of our anticipated growth.

Our directors serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between Ms. Peresztegi or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

Our management consists of only one person, Orsolya Peresztegi, our president, sole director and majority stockholer.  Ms. Peresztegi will be primarily responsible for conducting our day-to-day operations and will be responsible for implementing our business plan.  Ms. Peresztegi will only devote as much of her time as she deems necessary to assist us with the implementation of our business plan.  Ms. Peresztegi has not entered into a written employment or consulting agreement with us and she is not expected to do so.  The loss of the services of Ms. Peresztegi would adversely affect our ability to implement our business plan. There are no agreements or understanding for any officer or director to resign at the request of another person and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person.

Director Resignations

On August 1, 2013, Timothy P. Halter resigned as an executive officer and a director as a result of the purchase by Ms. Peresztegi of 9.5 million of our shares of common stock resulting in a change in our control.  Ms. Peresztegi was elected as an executive officer and director on August 1, 2013 to replace Mr. Halter.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe that during fiscal year ended December 31, 2014 all other eligible persons are in compliance with the requirements of Section 16(a).

Involvement in Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

Since we have no operations or revenues and no employees, except for Orsolya Peresztegi Halter, our sole officer and director, we have not adopted a code of ethics.  We intend to adopt a code of ethics when we successfully implement our plan of operations.

Corporate Governance

Our board of directors, consisting of our sole director, Orsolya Peresztegi Halter, does not have an audit, nominating or compensation committee. We do not have any written charters for such committees.  Our board of directors acts as our audit committee.  We do not have an audit committee financial expert.

Item 11 - Executive Compensation

Executive Officers

No officer or director has received any compensation from us since the effective date of the Plan on August 10, 2007. Until we have generated sufficient revenues to meet our operating expenses, it is not anticipated that any officer or director will receive compensation from us.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Our board of directors appoints our executive officers to serve at the discretion of the board. Orsolya Peresztegi is our sole officer and director. Our directors receive no compensation from us for serving on the board. Until we implement our business plan and generate revenues, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Executive Compensation

The tables required by Item 402 of Regulation S-K for smaller reporting companies have been omitted since there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors of the Company required to be reported in the tables in any fiscal year covered by such tables.

Neither Timothy P. Halter, our former sole officer and director, nor Orsolya Peresztegi, our current sole officer and director, have received any compensation from us nor have we accrued any cash or non-cash compensation for Mr. Halter’s or Ms. Peresztegi’s services. Ms. Peresztegi will not receive any compensation from us for her services as our sole officer and director until after we implement our business plan and generate revenues.

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

Conflicts of Interest

Orsolya Peresztegi, our sole officer and director, will only devote a portion of her time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of her other business activities.  Such conflicts may require that we attempt to employ additional personnel.  There is no assurance that we will have the funds to engage the services of such persons or that they can be obtained upon terms favorable to us.

Ms. Peresztegi is an officer and director of Snotarator LLC, and she and her husband, Kevin Halter, Jr.,  are the sole members of Snotarator LLC. Ms. Peresztegi is responsible for the day-to-day operations of Snotarator LLC. Ms. Peresztegi is not required to commit her full time to our affairs, which may result in a conflict of interest in allocating her time between our operations and Snotarator LLC. If her other business affairs require her to devote more substantial amounts of time to such interests, it could limit her ability to devote time to our affairs and could have a negative impact on our ability to implement the initial phases of our business plan and impair our ability to obtain additional funding from investors.

We do not currently intend and do not foresee that we will enter into a merger or acquisition transaction with any business which is controlled by or affiliated with Snotarator LLC or Orsolya Peresztegi.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information at March 3, 2015, regarding the beneficial ownership of our common stock of each person or group known by us to beneficially own 5% or more of our outstanding shares of common stock; each of our executive officers and directors; and all our executive officers and directors as a group:

Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares as beneficially owned by them.

Name and Address (2)	Shares Beneficially Owned (1)
	Number	Percent (3)

Orsolya Peresztegi (4)	9,500,000	94.7

Directors and officers as a group. (1 person)	9,500,000	94.7
______________________________

(1)   On March 3, 2015,  there were 10,030,612 shares of our common stock outstanding and no shares of preferred stock issued and outstanding.  We have no outstanding stock options or warrants.
(2) Under applicable SEC rules, a person is deemed the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security.  Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3) In determining the percent of voting stock owned by a person  (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 10,030,612 shares of common stock outstanding and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.
(4) Orsolya Peresztegi’s address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

We do not have any special committee, policy or procedure related to the review, approval or ratification of related party transactions.  During the fiscal years ended December 31, 2014 and 2013, respectively, there have not been any related party transactions between us and any of our directors, officers and principal stockholders, except for the following:

•
The participation of HFG and Timothy P. Halter, our former officer and director, in our plan of reorganization, which included the payment of certain operating expenses by HFG and/or HFI, and, in accordance with the Plan, the original issuance to HFG in 2011 of 400,000 shares of our common stock for satisfaction of certain administrative claims;

•
The entry into the distributor agreement on August 1, 2013 with Snotarator LLC., a limited liability company in which Orsolya Peresztegi (our current sole officer, director and majority stockholder) also serves as a manager and is a principal owner;

•	The sale on August 1, 2013 of 9.5 million shares of our common stock to Orsolya Peresztegi for $9,500 cash; and

•	The agreement dated April 15, 2014 by HFG Consulting, an affiliate of Timothy P. Halter, to assist us, for no consideration, with our market research efforts in Brazil and Chile.

HFG and/or HFI collectively contributed approximately $ 18,771 and $5,851 during the fiscal years ended December 31, 2014 and 2013, respectively,  to support our operations during such periods.

Director Independence

Pursuant to our current structure of having a sole director, who is also our sole officer and controlling stockholder, we have no independent directors, as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14 - Principal Accountant Fees and Services

We do not have a formal audit committee.  Our entire board of directors acts as our audit committee.  Our board’s policy is to pre-approve all audit, audit related and permissible non-audit fees and services provided by our independent registered public accounting firm.  Our board pre-approved all of the fees described in the table below.  Our board also reviews any factors that could impact the independence of our independent registered public accounting firm in conducting the audit and receives certain representations from our independent registered public accounting firm towards that end.

S. W. Hatfield, CPA was our independent registered public accounting firm from fiscal 2010 until July 24, 2013, when we terminated our relationship.  We engaged Goldman Accounting Services CPA, PLLC (“Goldman”) on July 24, 2013 as our independent registered public accounting firm to review our Form 10Qs and to audit our financial statements for the year ended December 31, 2013.

On May 13, 2014 Goldman decided not to accept the engagement to audit our financial statements for the fiscal year ended December 31, 2013 due to such firm’s limited staff.  On June 10, 2014 we engaged DKM Certified Public Accountants as our independent registered accounting firm.

The following table summarizes the fees paid or payable to our independent registered public account firms for services rendered for the fiscal years ended December 31, 2014 and 2013.

Type of Service	2014 (1)	2013(2)
Audit Fees	$6,500	$3,000
Audit-Related Fees	$4,000	$6,100
Tax Fees	$-0-	$325
All Other Fees	$-0-	$-0-
Total Fees	$10,500	$9,425

1)	We paid $6,500 to DKM Certified Public Accountants for Audit Fees and $4,000 to Goldman Accounting Services CPA PLLC for Audit Related Fees related to review of our filings with the SEC in 2014.

2)
We paid $6,100 to S. W. Hatfield CPA in 2013 for Audit Related Fees related to review of our filings with the SEC and $325 for Tax Fees.  We paid Goldman Accounting Services CPA, PLLC  $3,000 for Audit Fees for 2013

Audit Fees include fees for financial statement audits, comfort letters, attest services, consents, and review of filings with SEC.  Audit-Related Fees include fees for due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews and consultation on financial accounting and reporting standards.  Tax Fees include fees for preparation of original and amended tax returns, claims for refunds and tax payment-planning services.  All Other Fees include due diligence related to mergers and acquisitions and consultation on tax related matters.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1)(2)	Financial Statements and Schedules. Reference is made to page F-1 herein for the Financial Statements

(a)(3) and (b)	Exhibits:

Exhibit  Number                                                                                      Description of Exhibit

2.1*
First Amended, Modified Chapter 11 Plan Proposed by Debtors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Senior Management Services of Treemont, Inc., et. al., Debtors, Case No. 07-30230, Jointly Administered, dated August 1, 2007.

2.2*	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007.
2.3*	Notice of Entry of Confirmation Order dated August 10, 2007.
2.4*	Post Confirmation Certificate of Completion dated August 5, 2013.
2.5*	Stock Purchase Agreement dated August 1, 2013 between SMSA Ballinger Acquisition Corp. and Orsolya Peresztegi.
3.1*	Agreement and Plan of Merger by and between Senior Management Services of Heritage Oaks at Ballinger, Inc. and SMSA Ballinger Acquisition Corp. dated October 4, 2011.
3.2*	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 18, 2011.
3.3*	Certificate of Merger as filed with the Secretary of State of the State of Texas on October 18, 2011.
3.4*	Articles of Incorporation of SMSA Ballinger Acquisition Corp.
3.5*	Bylaws of SMSA Ballinger Acquisition Corp.
4.1*	Form of common stock certificate.
10.1*	Distributor Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp.
10.2*	Letter Agreement dated April 15, 2014 between HFG Consulting LLC and SMSA Ballinger Acquisition Corp.
16.1*
Letter from Goldman Accounting Services CPA PLLC dated August 4, 2014 addressed to SEC regarding Goldman’s concurrence with the Registrant’s statements in this registration statement regarding the Registrant’s change in certifying accountants.

31.1**	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101**	Interactive Data File
_________________

*Previously filed as an exhibit to the Registrant’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 5, 2014 and which is incorporated herein for all purposes.

**Filed herewith

SMSA Ballinger Acquisition Corp.

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SMSA Ballinger Acquisition Corp

We have audited the accompanying balance sheet of SMSA Ballinger Acquisition Corp as of December 31, 2014 and 2013, and the related statement of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Ballinger Acquisition Corp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note C.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
March 3, 2015

SMSA Ballinger Acquisition Corp.
Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash on hand and in bank	$119	$9,500

Total Assets	$119	$9,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,500	$6,440

Total Liabilities	1,500	6,440

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 and 10,030,612 shares issued and outstanding, respectively	10,031	10,031
Additional paid-in capital	31,738	12,967
Accumulated deficit	(43,150)	(19,938)
Total Stockholders' Deficit	(1,381)	3,060

Total Liabilities and Stockholders’ Deficit	$119	$9,500

The accompanying notes are an integral part of these financial statements.

SMSA Ballinger Acquisition Corp.
Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

Net sales	$-	$-

Expenses
Professional fees	22,898	10,692
Other general and administrative expenses	1,254	1,599
Total expenses	24,152	12,291

Loss from operations	(24,152)	(12,291)

Other income
Other income	940	-
Total other income	940	-

Loss before income taxes	(23,212)	(12,291)

Provision for income taxes	-	-

Net loss	$(23,212)	$(12,291)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,030,612	4,512,804

The accompanying notes are an integral part of these financial statements.

SMSA Ballinger Acquisition Corp.
Statements of Changes in Stockholders' Equity

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balances at January 1, 2013	530,612	$531	$7,116	$(7,647)	$-

Sale of common stock	9,500,000	9,500	-	-	9,500
Capital contributed to support operations	-	-	5,851	-	5,851
Net loss for the year	-	-	-	(12,291)	(12,291)
Balances at December 31, 2013	10,030,612	$10,031	$12,967	$(19,938)	$3,060

Capital contributed to support operations	-	-	18,771	-	18,771
Net loss for the year	-	-	-	(23,212)	(23,212)
Balances at December 31, 2014	10,030,612	$10,031	$31,738	$(43,150)	$(1,381)

The accompanying notes are an integral part of these financial statements.

SMSA Ballinger Acquisition Corp.
Statements of Cash Flows
	For the Years Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss for the year	$(23,212)	$(12,291)
Adjustments to reconcile net loss
to net cash used in operating activities
Increase in accounts payable and accrued expenses	(4,940)	6,440

Net cash used in operating activities	(28,152)	(5,851)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Sale of common stock	-	9,500
Additional capital contributed to support operations	18,771	5,851

Net cash provided by financing activities	18,771	15,351

Increase (Decrease) in Cash	(9,381)	9,500

Cash at beginning of year	9,500

Cash at end of year	$119	$9,500

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the year	$-	$-
Income taxes paid during the year	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Ballinger Acquisition Corp.
Notes to Financial Statements
December 31, 2014

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

The Company has initiated its marketing efforts by contacting merchandise representatives  in Brazil and Chile to determine the viability of the Company obtaining shelf space for, and sales of, its products in drugstores and other retail outlets. The Company estimates it will take until the end of the second quarter of 2015 to complete its initial marketing research.

If the Company receives affirmative responses from such representatives , the Company intends to seek the engagement of the services of slotting agents, product distribution firms and independent commissioned sales personnel to assist the Company with the promotion, marketing and commercialization of its products in Brazil and Chile.  The Company also will seek to enter into distributorship and license agreements for additional consumer healthcare products with manufacturers and other healthcare product distributors seeking to enter the Brazil and Chile markets or desiring to expand their products distribution in South America.

The Company does not have any current arrangements, understandings or agreements with any sales companies, or sales personnel to sell or distribute its products nor does the Company have any arrangements, understandings or agreements with any person or entity relating to the manufacture, marketing or distribution of any products, including its Snotarator nasal aspirator products.

Note B - Preparation of Financial Statements

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

Note C - Going Concern Uncertainty

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

The Company is dependent upon external sources of financing; including being fully dependent upon its majority stockholder to provide sufficient working capital to preserve the integrity of its corporate entity.  It is the intent of the Company’s majority stockholder to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity; however, no formal commitment or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for the Company’s majority stockholder to provide additional future funding.  The Company and its majority stockholder are at the mercy of future economic trends and business operations for its majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support its operations.

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

Note D - Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2007.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2014 and 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of December 31, 2014 and 2013, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note E –New Accounting Pronouncements

Recently Adopted Standards

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage financial statements.

Standards Issued Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements

Note F - Related Party Transactions

The Company does not have any special committee, policy or procedure related to the review, approval or ratification of related party transactions.  During the fiscal years ended December 31, 2014 and 2013, respectively, there have related party transactions between the Company and any of its directors, officers and principal stockholders as below:

●
The participation of HFG and Timothy P. Halter, a former officer and director of the Company, in the  the August 1, 2007 plan of reorganization, which included the payment of certain operating expenses by HFG and/or HFI, and, in accordance with the Plan, the original issuance to HFG of 400,000 shares of the Company’s  common stock for satisfaction of certain administrative claims;

●
The entry into the distributor agreement on August 1, 2013 with Snotarator LLC., a limited liability company in which Ms. Orsolya Peresztegi (the Company’s current sole officer, director and majority stockholder) also serves as a manager and is a principal owner; Ms. Peresztegi is married to Kevin Halter, Jr., who is the brother of Timothy P. Halter, our former officer and director, and an affiliate of HFG, HFG Consulting and HFI.

●	The sale on August 1, 2013 of 9.5 million shares of the Company’s common stock to Ms. Orsolya Peresztegi for cash of $9,500 received on December 30, 2013; and

●	The agreement dated 15 April, 2014 by HFG Consulting, an affiliate of Timothy P. Halter, to assist the Company, for no consideration, with its market research efforts in Brazil and Chile.

●
HFG and/or HFI collectively contributed approximately $18,771 and $5,851 for year ended December 31, 2014 and 2013 respectively, to support the Company’s operations during such periods and was recorded as additional paid in capital.

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

Note H - Income Taxes

As of December 31, 2014, the Company has a net operating loss carryforward of approximately $43,000 to offset future taxable income after the effect of the August 2013 change in control transaction.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for the years ended December 31, 2014 and 2013 varied from the statutory rate of 34% as follows:

	Year Ended
	December 31,
	2014	2013
Statutory rate applied to income before income taxes	$(7,800)	$(4,200)
Increase (decrease) in income taxes resulting from:
State income taxes
Other, including reserve for deferred tax asset and application of net operating loss carryforward	7,800	4,200
Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2014 and 2013, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2014 and 2013, respectively:

	December 31,	December 31,
Deferred tax assets	2014	2013
Net operating loss carryforwards	$14,600	$6,800
Less valuation allowance	(14,600)	(6,800)
Net Deferred Tax Asset	$-	$-

During the year ended December 31, 2014 and 2013, respectively, the valuation allowance for the deferred tax asset increased by approximately $7,800 and $4,200. Open tax years are from 2007 to 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Ballinger Acquisition Corp.

/s/ Orsolya Peresztegi
Orsolya Peresztegi
a/k/a Orsolya Peresztegi Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Dated: March 11 , 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

/s/ Orsolya Peresztegi
Orsolya Peresztegi
a/k/a Orsolya Peresztegi Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Dated: March 11, 2015

Index of Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10K

Exhibit
Number      Description of Exhibits

2.1*
First Amended, Modified Chapter 11 Plan Proposed by Debtors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Senior Management Services of Treemont, Inc., et. al., Debtors, Case No. 07-30230, Jointly Administered, dated August 1, 2007.

2.2*	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007.
2.3*	Notice of Entry of Confirmation Order dated August 10, 2007.
2.4*	Post Confirmation Certificate of Completion dated August 5, 2013.
2.5*	Stock Purchase Agreement dated August 1, 2013 between SMSA Ballinger Acquisition Corp. and Orsolya Peresztegi.
3.1*	Agreement and Plan of Merger by and between Senior Management Services of Heritage Oaks at Ballinger, Inc. and SMSA Ballinger Acquisition Corp. dated October 4, 2011.
3.2*	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 18, 2011.
3.3*	Certificate of Merger as filed with the Secretary of State of the State of Texas on October 18, 2011.
3.4*	Articles of Incorporation of SMSA Ballinger Acquisition Corp.
3.5*	Bylaws of SMSA Ballinger Acquisition Corp.
4.1*	Form of common stock certificate.
10.1*	Distributor Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp.
10.2*	Letter Agreement dated April 15, 2014 between HFG Consulting LLC and SMSA Ballinger Acquisition Corp.
16.1*
Letter from Goldman Accounting Services CPA PLLC dated August 4, 2014 addressed to SEC regarding Goldman’s concurrence with the Registrant’s statements in this registration statement regarding the Registrant’s change in certifying accountants.

31.1**	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101**	Interactive Data File
_________________

*Previously filed as an exhibit to the Registrant’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 5, 2014 and which is incorporated herein for all purposes.

**Filed herewith