Form 10-Q
period 2015-03-31
SMSA BALLINGER ACQUISITION CORP
filed 2015-05-13
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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
YES    X    NO

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
May 12, 2015: 10,030,612 shares of common stock, par value $0.001

SMSA Ballinger Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2015

Table of Contents

Part I – Financial Information
Item 1 – Financial Statements
SMSA Ballinger Acquisition Corp.
Balance Sheets

	March 31,	December 31,
	2015	2014
ASSETS	unaudited	audited
Current Assets
Cash on hand and in bank	$119	$119

Total Assets	$119	$119

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$13,575	$1,500

Total Liabilities	13,575	1,500

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 and 10,030,612 shares issued and outstanding, respectively	10,031	10,031
Additional paid-in capital	33,238	31,738
Accumulated deficit	(56,725)	(43,150)
Total Stockholders' Deficit	(13,456)	(1,381)

Total Liabilities and Stockholders’ Deficit	$119	$119

The accompanying notes are an integral part of these unaudited financial statements.

SMSA Ballinger Acquisition Corp.
Statements of Operations - unaudited

	For the Three Months Ended
	March 31,
	2015	2014

Net sales	$-	$-

Expenses
Professional fees	13,575	5,000
Other general and administrative expenses		767
Total expenses	13,575	5,767

Loss from operations	(13,575)	(5,767)

Other income
Other income	-	-
Total other income	-	-

Loss before income taxes	(13,575)	(5,767)

Provision for income taxes	-	-

Net loss	$(13,575)	$(5,767)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,030,612	10,030,612

The accompanying notes are an integral part of these unaudited financial statements.

SMSA Ballinger Acquisition Corp.
Statements of Cash Flows – unaudited

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(13,575)	(5,767)
Adjustments to reconcile net loss
to net cash used in operating activities
Increase in accounts payable and accrued expenses	12,075	(3,000)

Net cash used in operating activities	(1,500)	(8,767)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Additional capital contributed to support operations	1,500	-

Net cash provided by financing activities	1,500	-

Increase (Decrease) in Cash	-	(8,767)

Cash at beginning of period	119	9,500

Cash at end of period	$119	733

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SMSA Ballinger Acquisition Corp.
Notes to Financial Statements - unaudited
March 31, 2015

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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014, as applicable, have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note D to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of March 31, 2015 and 2014, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note E –New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

Note F - Related Party Transactions

The Company does not have any special committee, policy or procedure related to the review, approval or ratification of related party transactions.  HFG and/or HFI collectively contributed approximately $1,500 and $0 for the three months ended March 31, 2015 and 2014, respectively, to support the Company’s operations during such periods and was recorded as additional paid in capital.

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

Note H - Capital Stock Transactions

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

Note I - Subsequent Events

Management has evaluated all other activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to restated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements, or industry results, to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Results of Operations

We had no revenues for the three month periods ended March 31, 2015 and 2014, respectively.  Consequently, we had no earnings for such periods.

General and administrative expenses for each of the three month periods ended March 31, 2015 and 2014 were approximately $13,575 and $5,767, respectively.  These expenses were directly related to the maintenance of the corporate entity.  It is anticipated that future expenditure levels will increase as we implement our business plan and to comply with our periodic reporting requirements under the Exchange Act.

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

Liquidity and Capital Resources

At March 31, 2015 and 2014, we had working capital of approximately $(13,500) and $(1,400), respectively.

We currently have nominal cash on hand, no operating assets and a business plan with inherent risk. Because of these factors, our auditors have issued an audit opinion on our financial statements for the fiscal year ended December 31, 2014 which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
16.1*
Letter from Goldman Accounting Services CPA PLLC dated August 4, 2014 addressed to SEC regarding Goldman’s concurrence with the Registrant’s statements in the registration statement on Form 10-12G regarding the Registrant’s change in certifying accountants.

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

SMSA Ballinger Acquisition Corp.

Dated: May 13, 2015	By:	/s/ Orsolya Peresztegi
Orsolya Peresztegi
President, Chief Executive Officer,
Chief Financial Officer and Sole Director

Index of Exhibits

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
16.1*
Letter from Goldman Accounting Services CPA PLLC dated August 4, 2014 addressed to SEC regarding Goldman’s concurrence with the Registrant’s statements in the registration statement on Form 10-12G regarding the Registrant’s change in certifying accountants.

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