Form 10-Q
period 2015-06-30
SMSA BALLINGER ACQUISITION CORP
filed 2015-08-07
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q
(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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
YES    X    NO

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: August 3, 2015: 10,030,612 shares of common stock, par value $0.001

SMSA Ballinger Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2015

Part I – Financial Information
Item 1 – Financial Statements
SMSA Ballinger Acquisition Corp.
Balance Sheets

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current Assets
Cash on hand and in bank	$44	$119

Total Assets	$44	$119

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$21,082	$1,500

Total Liabilities	21,082	1,500

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 and 10,030,612 shares issued and outstanding, respectively	10,031	10,031
Additional paid-in capital	36,363	31,738
Accumulated deficit	(67,432)	(43,150)
Total Stockholders' Deficit	(21,038)	(1,381)

Total Liabilities and Stockholders’ Deficit	$44	$119

The accompanying notes are an integral part of these unaudited financial statements.

SMSA Ballinger Acquisition Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$-	$-	-	$-

Expenses
Professional fees	15,012	2,398	24,087	7,398
Other general and administrative expenses	159	(707)	195	60
Total expenses	15,171	1,691	24,282	7,458

Loss from operations	(15,171)	(1,691)	(24,282)	(7,458)

Other income
Other income	-	-	-	-
Total other income	-	-	-	-

Loss before income taxes	(15,171)	(1,691)	(24,282)	(7,458)

Provision for income taxes	-	-	-	-

Net loss	$(15,171)	$(1,691)	$(24,282)	$(7,458)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,030,612	10,030,612	10,030,612	10,030,612

The accompanying notes are an integral part of these unaudited financial statements.

SMSA Ballinger Acquisition Corp.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(24,282)	(7,458)
Adjustments to reconcile net loss
to net cash used in operating activities
Increase in accounts payable and accrued expenses	19,582	(2,000)

Net cash used in operating activities	(4,700)	(9,458)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Additional capital contributed to support operations	4,625	400

Net cash provided by financing activities	4,625	400

Increase (Decrease) in Cash	(75)	(9,058)

Cash at beginning of period	119	9,500

Cash at end of period	$44	$442

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SMSA Ballinger Acquisition Corp.
Notes to Financial Statements – unaudited
June 30, 2015

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

The Company entered into a distributor agreement on August 1, 2013.  The distributor agreement granted the Company the exclusive right to sell products of Snotarator, LLC, a Frisco, Texas based Texas limited liability company.  The distribution rights are limited to countries within South America.  On May 15, 2015, the Company and Snotarator, L.L.C. extended the term of the distributor agreement from May 15, 2015 to May 15, 2017 by mutual written agreement.  Currently the distributor agreement, as extended, relates to two products, Snotarator and Snotaphant nasal aspirator products.

The Company’s current business plan is to market and sell healthcare related consumer products in South America.  Under the Snotarator distributor agreement the Company initially intends to market the Snotarator nasal aspirator products to major discount and drugstore retail stores which offer consumer healthcare products in Brazil and Chile.  Additionally, the Company may offer its products directly to consumers through social media sites, internet retailers and by advertising on internet search engine websites.  The Company will market and sell in South America other consumer products as may from time to time become available to it through the distributor agreement with Snotarator. The Company also may enter into distributorship and license agreements for additional consumer healthcare products with manufacturers and other healthcare product distributors, which activity is not precluded by the distribution agreement with Snotarator, LLC.

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

The Company has initiated its marketing efforts by contacting merchandise representatives  in Brazil and Chile to determine the viability of the Company obtaining shelf space for, and sales of, its products in drugstores and other retail outlets. The Company now estimates it will take until the end of fiscal 2015 to complete its marketing research as Snotarator, L.L.C. has made certain enhancements to that delayed the Company’s ability to aggressively pursue its marketing efforts.

If the Company receives affirmative responses from such representatives, the Company intends to seek the engagement of the services of slotting agents, product distribution firms and independent commissioned sales personnel to assist the Company with the promotion, marketing and commercialization of its products in Brazil and Chile.  The Company also will seek to enter into distributorship and license agreements for additional consumer healthcare products with manufacturers and other healthcare product distributors seeking to enter the Brazil and Chile markets or desiring to expand their products distribution in South America.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2015, results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, as applicable, have been made. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of June 30, 2015 and 2014, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note F - Related Party Transactions

The Company does not have any special committee, policy or procedure related to the review, approval or ratification of related party transactions.  HFG and/or HFI collectively contributed approximately $4,625 and $400 for the six months ended June 30, 2015 and 2014, respectively, to support the Company’s operations during such periods and was recorded as additional paid in capital.

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

Note H - Income Taxes
As of June 30, 2015, the Company has a net operating loss carryforward of approximately $67,000 to offset future taxable income after the effect of the August 2013 change in control transaction.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for the six months ended June 30, 2015 and 2014 varied from the statutory rate of 34% as follows:

	Six Month Ended
	June 30,
	2015	2014
Statutory rate applied to income before income taxes	$(8,300)	$(2,500)
Increase (decrease) in income taxes resulting from:
State income taxes
Other, including reserve for deferred tax asset and application of net operating loss carryforward	8,300	2,500
Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2015 and December 31, 2014, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
Deferred tax assets	2015	2014
Net operating loss carryforwards	$22,900	$14,700
Less valuation allowance	$(22,900)	$(14,700)
Net Deferred Tax Asset	-	-

During the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, the valuation allowance for the deferred tax asset increased by approximately $8,200 and $7,900. Open tax years are from 2007 to 2015.

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

We entered into a distributorship agreement on August 1, 2013 with Snotarator LLC.  The distributor agreement, which was initially to expire on May 15, 2015, granted to us the exclusive right to sell products of Snotarator LLC, a Frisco, Texas based limited liability company.  The distributor rights are limited to countries within South America.  On May 15, 2015, we agreed with Snotarator to extend the terms of the distributor agreement to May 15, 2017.  Currently, the distributor agreement, as extended, relates to two nasal aspirator products.

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.

Results of Operations

We had no revenues for the three and six month periods ended June 30, 2015 and 2014, respectively.  Consequently, we had no earnings for such periods.

General and administrative expenses for each of the three month periods ended June 30, 2015 and 2014 were approximately $15,171 and $1,691, respectively and for each of the six month periods ended June 30, 2015 and 2014 were $24,282 and $7,458, respectively.  These expenses were directly related to the maintenance of the corporate entity.  It is anticipated that future expenditure levels will increase as we implement our business plan and to comply with our periodic reporting requirements under the Exchange Act.

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

Plan of Operations

Our current business plan is to market and sell healthcare related consumer products in South America.  We  intend to market under our distributor agreement with Snotarator LLC the Snotarator nasal aspirator products to drugstore and other retail stores which offer consumer healthcare products in Brazil and Chile.  Additionally, we may offer our products directly to consumers through social media sites, internet retailers and by advertising on internet search engine websites.  We will market and sell other consumer healthcare products as may from time to time become available to us through our distributor agreement with Snotarator LLC and under agreements with other healthcare product manufacturers.

We have initiated our marketing efforts by contacting merchandise representatives in Brazil and Chile to determine the viability of our obtaining shelf space for, and sales of, our consumer healthcare products in drugstores and retail outlets.  However, as a  result of Snotarator making certain enhancements to its products, we now believe it will take until the end of fiscal 2015 to complete our initial marketing research.  Assuming we receive affirmative responses from such representatives to the product enhancements, we will seek the engagement of the services of slotting agents, product distribution firms and independent commissioned sales personnel to assist us with the promotion, marketing and commercialization of our products in Brazil and Chile.  We may also seek to enter into distributorship and license agreements for additional consumer healthcare products with manufacturers and other healthcare product distributors seeking to enter the Brazil and Chile markets or desiring to expand their products distribution in South America.

We do not have any current arrangements, understandings or agreements with any sales companies, or sales personnel to sell or distribute our products nor do we have any arrangements, understandings or agreements with any person or entity relating to the manufacture, marketing or distribution of any products, including our Snotarator nasal aspirator products

Our management consists of only one person, Orsolya Peresztegi, our president and sole director.  Ms. Peresztegi is primarily responsible for conducting our day-to-day operations and is responsible for implementing our business plan.  Ms. Peresztegi will only devote as much of her time as she deems necessary to assist us with the implementation of our business plan.  Ms. Peresztegi has not entered into a written employment or consulting agreement with us and she is not expected to do so.  The loss of the services of Ms. Peresztegi would adversely affect our ability to implement our business plan.

Liquidity and Capital Resources

At June30, 2015 and December 31, 2014, we had working capital of approximately $(21,038) and $ (1,381), respectively.

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

We believe we will need a minimum of $500,000 to implement a viable distribution system for our products in Brazil and Chile, assuming we have received favorable indications of interest for our products from consumers, sales organizations and retail stores. Thereafter, we intend to seek approximately $500,000 from investors through a public or private offering of our debt or equity securities.  We believe it will take us until June 30, 2016 to complete the $500,000 funding and thereafter it will take us until December 31, 2016 to fully implement a distribution system for our products.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.2*	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007.
2.3*	Notice of Entry of Confirmation Order dated August 10, 2007.
2.4*	Post Confirmation Certificate of Completion dated August 5, 2013.
2.5*	Stock Purchase Agreement dated August 1, 2013 between SMSA Ballinger Acquisition Corp. and Orsolya Peresztegi.
3.1*	Agreement and Plan of Merger by and between Senior Management Services of Heritage Oaks at Ballinger, Inc. and SMSA Ballinger Acquisition Corp. dated October 4, 2011.
3.2*	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 18, 2011.
3.3*	Certificate of Merger as filed with the Secretary of State of the State of Texas on October 18, 2011.
3.4*	Articles of Incorporation of SMSA Ballinger Acquisition Corp.
3.5*	Bylaws of SMSA Ballinger Acquisition Corp.
4.1*	Form of common stock certificate.
10.1*	Distributor Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp.
10.2*	Letter Agreement dated April 15, 2014 between HFG Consulting LLC and SMSA Ballinger Acquisition Corp.
10.3***	Letter Agreement dated May 15, 2015 extending the expiration of the Distributor Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp. to May 15, 2017.
16.1*
Letter from Goldman Accounting Services CPA PLLC dated August 4, 2014 addressed to SEC regarding Goldman’s concurrence with the Registrant’s statements in the registration statement on Form 10-12G regarding the Registrant’s change in certifying accountants.

16.2**
Letter from DKM Certified Public Accountants dated July 8, 2015 addressed to SEC regarding DKM’s concurrence with the Registrant’s disclosure in its Current Report on Form 8-K reporting the Registrant’s change in certifying accountants.  The DKM letter was included in the Registrant’s Current Report on Form 8-K as Exhibit 16.1.

31.1***	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1***	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101***	Interactive Data File

_________________

*Previously filed as an exhibit to the Registrant’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 5, 2014 and which is incorporated herein for all purposes.

**Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2015 and which is incorporated herein for all purposes.

***Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Ballinger Acquisition Corp.

Dated: August 7, 2015	/s/ Orsolya Peresztegi
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

2.2*	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007.
2.3*	Notice of Entry of Confirmation Order dated August 10, 2007.
2.4*	Post Confirmation Certificate of Completion dated August 5, 2013.
2.5*	Stock Purchase Agreement dated August 1, 2013 between SMSA Ballinger Acquisition Corp. and Orsolya Peresztegi.
3.1*	Agreement and Plan of Merger by and between Senior Management Services of Heritage Oaks at Ballinger, Inc. and SMSA Ballinger Acquisition Corp. dated October 4, 2011.
3.2*	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 18, 2011.
3.3*	Certificate of Merger as filed with the Secretary of State of the State of Texas on October 18, 2011.
3.4*	Articles of Incorporation of SMSA Ballinger Acquisition Corp.
3.5*	Bylaws of SMSA Ballinger Acquisition Corp.
4.1*	Form of common stock certificate.
10.1*	Distributor Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp.
10.2*	Letter Agreement dated April 15, 2014 between HFG Consulting LLC and SMSA Ballinger Acquisition Corp.
10.3***	Letter Agreement dated May 15, 2015 extending the expiration of the Distributor Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp. to May 15, 2017.
16.1*
Letter from Goldman Accounting Services CPA PLLC dated August 4, 2014 addressed to SEC regarding Goldman’s concurrence with the Registrant’s statements in the registration statement on Form 10-12G regarding the Registrant’s change in certifying accountants.

16.2**
Letter from DKM Certified Public Accountants dated July 8, 2015 addressed to SEC regarding DKM’s concurrence with the Registrant’s disclosure in its Current Report on Form 8-K reporting the Registrant’s change in certifying accountants.  The DKM letter was included in the Registrant’s Current Report on Form 8-K as Exhibit 16.1.

31.1***	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1***	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101***	Interactive Data File
_________________

*Previously filed as an exhibit to the Registrant’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 5, 2014 and which is incorporated herein for all purposes.

**Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2015 and which is incorporated herein for all purposes.

***Filed herewith
_________________