Form 10-Q
period 2015-09-30
SMSA BALLINGER ACQUISITION CORP
filed 2015-11-05
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q
(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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
YES    X    NO

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: November 3, 2015: 10,030,612 shares of common stock, par value $0.001

SMSA Ballinger Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2015

Table of Contents

Page
Part I - Financial Information

Item 1 – Financial Statements
SMSA Ballinger Acquisition Corp.
Balance Sheets

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current Assets
Cash on hand and in bank	$73	$119

Total Assets	$73	$119

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$-	$1,500

Total Liabilities	-	1,500

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 and 10,030,612 shares issued and outstanding, respectively	10,031	10,031
Additional paid-in capital	61,045	31,738
Accumulated deficit	(71,003)	(43,150)
Total Stockholders' Deficit	73	(1,381)

Total Liabilities and Stockholders’ Deficit	$73	$119

The accompanying notes are an integral part of these unaudited financial statements.

SMSA Ballinger Acquisition Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$-	$-	$-	$-

Expenses
Professional fees	3,500	14,000	27,587	21,398
Bank Service Charges	71	0	71	0
Other general and administrative expenses	0	36	195	96
Total expenses	3,571	14,036	27,853	21,494

Net loss	$(3,571)	$(14,036)	$(27,853)	$(21,494)

Loss per share outstanding,
- basic and fully diluted	$(0)	$(0)	$(0)	$(0)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,030,612	10,030,612	10,030,612	10,030,612

The accompanying notes are an integral part of these unaudited financial statements.

SMSA Ballinger Acquisition Corp.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(27,853)	$(21,494)
Adjustments to reconcile net loss
to net cash used in operating activities
Increase (decrease) in accounts payable and accrued expenses	(1,500)	10,250

Net cash used in operating activities	(29,353)	(11,244)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Additional capital contributed to support operations	29,307	1,900

Net cash provided by financing activities	29,307	1,900

Increase (Decrease) in Cash	(46)	(9,344)

Cash at beginning of period	119	9,500

Cash at end of period	$73	$156

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SMSA Ballinger Acquisition Corp.
Notes to Financial Statements – unaudited
September 30, 2015

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

The Company has initiated its marketing efforts by contacting merchandise representatives  in Brazil and Chile to determine the viability of the Company obtaining shelf space for, and sales of, its products in drugstores and other retail outlets. However, as a result of Snotarator LLC making certain enhancements to its products, the Company estimates it will take until the end of fiscal 2015 to complete its initial marketing efforts.
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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2015, results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, as applicable, have been made. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note D to the Company’s financial statements included in this Quarterly Report on Form 10-Q and  its Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

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

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.    The Company’s ability to issue these authorized but unissued shares of common and preferred stock may  negatively impact its ability to raise additional capital through the sale of debt or equity securities.  Additionally, if the Company issues preferred stock, the preferred stockholders may have rights, preferences and privileges senior to existing common stockholders which may also impede the Company’s ability to raise capital through the sale of equity securities.

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of September 30, 2015 and 2014, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note F - Related Party Transactions

The Company does not have any special committee, policy or procedure related to the review, approval or ratification of related party transactions.  HFG and/or HFI collectively contributed approximately $29,300 and $1,900 for the nine months ended September 30, 2015 and 2014, respectively, to support the Company’s operations during such periods and was recorded as additional paid in capital.

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

Note H - Income Taxes

As of September 30, 2015, the Company has a net operating loss carryforward of approximately $71,000 to offset future taxable income after the effect of the August 2013 change in control transaction.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for the nine months ended September 30, 2015 and 2014 varied from the statutory rate of 34% as follows:

	Nine Month Ended
	September 30,
	2015	2014
Statutory rate applied to income before income taxes	$(9,500)	$(7,300)
Increase (decrease) in income taxes resulting from:
State income taxes
Other, including reserve for deferred tax asset and application of net operating loss carryforward	9,500	7,300
Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2015 and December 31, 2014, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
Deferred tax assets	2015	2014
Net operating loss carryforwards	$24,100	$14,600
Less valuation allowance	(24,100)	(14,600)
Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2015 and 2014, respectively, the valuation allowance for the deferred tax asset increased by approximately $9,500 and $7,300. Open tax years are from 2007 to 2015.

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

General

SMSA Ballinger Acquisition Corp. was organized on October 4, 2011 as a Nevada corporation to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by the plan of reorganization discussed in Note A to the Company’s financial statements included herein.

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

We are a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.

Results of Operations

We had no revenues for the three and nine month periods ended September 30, 2015 and 2014, respectively.  Consequently, we had no earnings for such periods.

General and administrative expenses for each of the three month periods ended September 30, 2015 and 2014 were approximately $3,571 and $14,036, respectively and for each of the nine month periods ended September 30, 2015 and 2014 were $27,853 and $21,494, respectively.  These expenses were directly related to the maintenance of the corporate entity.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

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

Liquidity and Capital Resources

At September 30, 2015 and December 31, 2014, we had working capital of approximately $73 and $ (1,381), respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.2*	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007.
2.3*	Notice of Entry of Confirmation Order dated August 10, 2007.
2.4*	Post Confirmation Certificate of Completion dated August 5, 2013.
2.5*	Stock Purchase Agreement dated August 1, 2013 between SMSA Ballinger Acquisition Corp. and Orsolya Peresztegi.
3.1*	Agreement and Plan of Merger by and between Senior Management Services of Heritage Oaks at Ballinger, Inc. and SMSA Ballinger Acquisition Corp. dated October 4, 2011.
3.2*	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 18, 2011.
3.3*	Certificate of Merger as filed with the Secretary of State of the State of Texas on October 18, 2011.
3.4*	Articles of Incorporation of SMSA Ballinger Acquisition Corp.
3.5*	Bylaws of SMSA Ballinger Acquisition Corp.
4.1*	Form of common stock certificate.
10.1*	Distributor Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp.
10.2*	Letter Agreement dated April 15, 2014 between HFG Consulting LLC and SMSA Ballinger Acquisition Corp.
10.3***	Letter Agreement dated May 15, 2015 extending the expiration of the Distribution Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp. to May 15, 2017.
16.1*
Letter from Goldman Accounting Services CPA PLLC dated August 4, 2014 addressed to SEC regarding Goldman’s concurrence with the Registrant’s statements in the registration statement on Form 10-12G regarding the Registrant’s change in certifying accountants.

16.2**
Letter from DKM Certified Public Accountants dated July 8, 2015 addressed to SEC regarding DKM’s concurrence with the Registrant’s disclosure in its Current Report on Form 8-K reporting the Registrant’s change in certifying accountants. The DKM letter was included in the Registrant’s Current Report on Form 8-K as Exhibit 16.1

31.1****	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2****	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101****	Interactive Data File
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

***Previous filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015, and which is incorporated herein for all purposes.

****Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Ballinger Acquisition Corp.

Dated: November 5, 2015	/s/ Orsolya Peresztegi
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

2.2*	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007.
2.3*	Notice of Entry of Confirmation Order dated August 10, 2007.
2.4*	Post Confirmation Certificate of Completion dated August 5, 2013.
2.5*	Stock Purchase Agreement dated August 1, 2013 between SMSA Ballinger Acquisition Corp. and Orsolya Peresztegi.
3.1*	Agreement and Plan of Merger by and between Senior Management Services of Heritage Oaks at Ballinger, Inc. and SMSA Ballinger Acquisition Corp. dated October 4, 2011.
3.2*	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 18, 2011.
3.3*	Certificate of Merger as filed with the Secretary of State of the State of Texas on October 18, 2011.
3.4*	Articles of Incorporation of SMSA Ballinger Acquisition Corp.
3.5*	Bylaws of SMSA Ballinger Acquisition Corp.
4.1*	Form of common stock certificate.
10.1*	Distributor Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp.
10.2*	Letter Agreement dated April 15, 2014 between HFG Consulting LLC and SMSA Ballinger Acquisition Corp.
10.3***	Letter Agreement dated May 15, 2015 extending the expiration of the Distribution Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp. to May 15, 2017.
16.1*
Letter from Goldman Accounting Services CPA PLLC dated August 4, 2014 addressed to SEC regarding Goldman’s concurrence with the Registrant’s statements in the registration statement on Form 10-12G regarding the Registrant’s change in certifying accountants.

16.2**
Letter from DKM Certified Public Accountants dated July 8, 2015 addressed to SEC regarding DKM’s concurrence with the Registrant’s disclosure in its Current Report on Form 8-K reporting the Registrant’s change in certifying accountants.  The DKM letter was included in the Registrant’s Current Report on Form 8-K as Exhibit 16.1

31.1****	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2****	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101****	Interactive Data File

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

***Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015 and which is incorporated herein for all purposes.

****Filed herewith
________________