Form 10-K
period 2015-12-31
BLACKBOXSTOCKS INC.
filed 2016-04-14
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________	to ________________________________

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(972) 726-9203

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (530,612 shares of common stock) as of June 30, 2015 was $5,306.12 (computed by reference to the price at which the common equity was last sold ($0.01) as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer's common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant's Common Stock as of April 8, 2016 was 20,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report"), the terms "we,"  "us,"  "our,"  "Blackboxstocks," or the "Company" refers to Blackboxstocks Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties described herein and actual results may differ materially from those included within the forward-looking statements.  Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission (the "SEC").  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends and activities will occur and the projected information based on those assumptions.  We do not know that all of our assumptions are accurate.  If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong.  There can be no assurance that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report.  This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future.  The discussion represents only the best assessment of management.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

The Company was organized on October 4, 2011 under the laws of the State of Nevada under the name SMSA Ballinger Acquisition Corp. to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by a Plan of Reorganization confirmed by the United States Bankruptcy Court For the Northern District of Texas for reorganization under Chapter 11 of the United States Bankruptcy Code.

On August 1, 2013 we entered into a share purchase agreement with Orsolya Peresztegi pursuant to which she acquired 9.5 million shares of our Company Common Stock, par value $0.001 ("Common Stock") for $9,500 cash, or $0.001 per share. As a result of this transaction, there was a change in control of the Company, resulting in Ms. Peresztegi owning 94.7% of our 10,030,612 outstanding shares of Company Common Stock. As a result of the transaction, Ms. Peresztegi became the Company's sole director and officer.

We also entered into the Snotarator Distributor Agreement on August 1, 2013 which granted us the exclusive right to sell products of Snotarator LLC, a Frisco, Texas based Texas limited liability company owned by Orsolya Peresztegi and her husband, Kevin Halter, Jr.  The distribution rights were limited to countries within South America.   Since the Company had no prior experience in selling or marketing consumer products in South America, on April 15, 2014 we entered into a letter agreement with HFG (the "HFG Consulting Agreement") pursuant to which we engaged Halter Financial Group, Inc. ("HFG"), a Dallas, Texas consulting firm, specializing in the area of mergers, acquisition and corporate finance, to assist us with our initial marketing efforts in South America.

On May 15, 2015, the Company and Snotarator, L.L.C. extended the term of the Snotarator Distributor Agreement from May 15, 2015 to May 15, 2017 by mutual written agreement. The Snotarator Distributor Agreement related to the Snotarator and Snotaphant Nasal Aspirator products. Snotarator Nasal Aspirator and Snotaphant Nasal Aspirator are registered trademarks owned by Snotarator LLC, the use of which was granted to the Company pursuant to the terms of the distributor agreement.

On December 1, 2015, the Company entered into a Termination of Distributorship Agreement and Release with Snotarator LLC terminating the Snotarator Distributor Agreement. Also on December 1, 2015, the Company entered into a Termination of HFG Consulting Agreement and Release with HFG terminating the HFG Consulting Agreement.

Reverse Acquisition of Tiger Trade

On December 1, 2015, the Company entered into a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, Tiger Trade Technologies, Inc. ("Tiger Trade"), a Texas corporation and the stockholders of Tiger Trade. Tiger Trade had a total of 25 stockholders as of the date of the Exchange Agreement.

Under the terms and conditions of the Exchange Agreement, the Company offered and sold Seventeen Million Nine Hundred Thousand (17,900,000) newly issued shares of Company Common Stock and Five Million (5,000,000) newly issued shares of Series A Convertible Preferred Stock, par value $0.001 per share (the "Company Preferred Stock") in consideration for all the issued and outstanding shares of Tiger Trade capital stock. The effect of the issuance was that, upon closing of the Exchange Agreement transaction, former Tiger Trade stockholders held approximately 85.91% of the issued and outstanding shares of Company Common Stock and 100% of the issued and outstanding shares of Company Preferred Stock.

As a condition precedent to consummation of the Exchange Agreement, Orsolya Peresztegi, the Company's sole officer and director on the closing date of the transaction, effected the cancellation of Seven Million Ninety-Five Thousand Six Hundred Two (7,095,602) shares of Company Common Stock pursuant to a Cancellation Agreement effective as of the Exchange Agreement closing date. Under the terms of the Cancellation Agreement, Tiger Trade paid Ms. Peresztegi a cancellation fee of Two Hundred Forty-Five Thousand Dollars ($245,000).

As a result of the Exchange Agreement and Cancellation Agreement transactions described above, the Tiger Trade stockholders acquired as of the date the transaction closed, in the aggregate, approximately 88.64% of the issued and outstanding capital stock of the Company on a fully-diluted basis, and Tiger Trade became a wholly owned subsidiary of the Company.  Under the Exchange Agreement, (1) Orsolya Peresztegi, the Company's sole officer on the closing date, resigned as an officer of the Company and Gust Kepler was appointed as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and (2) Mr. Kepler was appointed to serve as a director of the Company.

Ms. Peresztegi subsequently resigned as a director of the Company effective January 4, 2016.

Merger of Tiger Trade into the Company

On February 8, 2016, the Company entered into an Agreement and Plan of Merger with Tiger Trade providing for the merger of Tiger Trade with and into the Company. At the effective time of the merger, the shares of Tiger Trade capital stock outstanding immediately before the effective time were canceled, retired and ceased to exist. The merger became effective February 9, 2016, at 11:59 p.m., Pacific time.

Cancellation of Certain Company Common Stock

On February 10, 2016, the Company entered into a Stock Cancellation Agreement with Gust C. Kepler, our sole Director and the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, pursuant to which Mr. Kepler cancelled and forfeited 835,010 shares of Company Common Stock held by him.

Name Change

The Company filed a Certificate of Amendment to its Articles of Incorporation effective as of March 9, 2016 changing the name of the Company to Blackboxstocks Inc.

Overview of Business

The Company is in the business of developing, marketing and distributing a real time analytical platform to serve as a tool for day traders and swing traders on the OTC Markets Group, Inc. ("OTC"), NYSE, AMEX and NASDAQ markets. Our proprietary technology is an algorithm driven system (the "Blackbox System") that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our Blackbox System was designed to monitor and analyzes over 13,000 stocks on the NASDAQ, NYSE, AMEX and OTC markets simultaneously as our servers receive live feeds from these markets. We consider the Blackbox System technology to be among the most user-friendly of its kind.

Development of the Blackbox System

Our former subsidiary, Tiger Trade, began the development of the Blackbox System, which is still in the development phase. The Company expects to complete development of the Blackbox System and the associated website/platform and interface in order to make it available to subscribers by the end of June 2016. As of December 31, 2015 the Company (and Tiger Trade) has incurred approximately $304,000 in research and development costs and expenses. In order to finalize the Blackbox System for sale and provide for costs associated with maintaining the Blackbox System, we expect to require approximately $1 Million over the next 12 months.

Marketing of the Blackbox System

The Blackbox System is expected to be sold on a monthly and/or annual subscription basis to individual consumers through our website/platform. We expect to price our Blackbox System subscription on a competitive basis with similar web-based trading tools. When the Blackbox System and website/platform are enterprise ready for sale, we plan to market our product to potential subscribers via online marketing. Our marketing plan includes, but is not limited to, online affiliate marketing, banner advertising, social media, and targeted email campaigns. We expect that costs associated with our proposed marketing operations will be between approximately $1 Million to $2 Million over the next 12 months. We expect to raise amounts necessary to implement our marketing plans through debt and/or equity financing from the sale of our Company Common Stock and reinvestment of profits generated through subscription revenue.

Intellectual Property

We plan to rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product coding and marks. As of the date of this report, the Company has not yet registered any trademarks, copyrights or other intellectual property associated with our business.

Government Regulation and Approvals

The Company will offer customers a trading tool and not a trading platform, broker dealer or exchange, and therefore does not expect to be subject to regulatory oversight by the SEC, FINRA or other financial regulatory agencies. We are not aware of any governmental regulations or approvals required for our product.

Competition

We intend to operate in a highly competitive environment. The principal resources necessary for the development of investment software tools and services and knowledgeable personnel to conduct all phases of development and marketing operations are limited. We must compete for such resources with startups, major financial services companies and midsize competitors. Many of these competitors have financial and other resources substantially greater than ours. Our current operating and financial resources are not adequate to preclude any significant disruption of our operations.

Employees

As of the date hereof, the Company has one employee, Jeff Sharrock, who serves as Vice President of Operations. Until such time as the Company has sufficient resources to compensate additional employees, Gust Kepler who serves as our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary, and Mr. Sharrock will be primarily responsible for managing our administrative affairs.

Additional Information

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (the "SEC") on a regular basis, and are required to disclose certain material events in a current report on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

The Company is a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space leased by G2 International, Inc. ("G2"), a company controlled by Gust Kepler who serves as our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary. Tiger Trade (our former subsidiary that was merged with and into the Company) entered a Sublease Agreement (the "Sublease") with G2 International, Inc. effective July 1, 2015, subject to the terms and conditions of the Office Lease dated March 26, 2015 (the "Office Lease") between G2 International, Inc. and Teachers Insurance and Annuity Association of America, for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. The Sublease began on July 1, 2015 and terminates upon the termination of the Office Lease, which expires March 31, 2020.  Under the terms of the Sublease , the Company is obligated to pay the full monthly rent specified in the Office Lease, which is $40,179 in 2016, $41,680 in 2017, $43,182 in 2018, $44,684 in 2019 and $11,265 in 2020.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no other material proceedings in which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or that may have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. (the "OTC Pink") under the symbol "BLBX." Prior to March 9, 2016, our Common Stock was quoted under the symbol "SMQA." The following table shows the reported high and low closing bid prices per share for our Common Stock based on information provided by the OTC Pink. The over-the-counter market quotations set forth for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2015	0.03	0.03
September 30, 2015	0.03	0.01
June 30, 2015	0.01	0.01
March 31, 2015	0.00	0.00
December 31, 2014	0.00	0.00
September 30, 2014	0.00	0.00
June 30, 2014	0.00	0.00
March 31, 2014	0.00	0.00

On April 8, 2016, the last closing bid price per share for our Common Stock reported by the OTC Pink was $2.15.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of April 8, 2016, we had 615 record holders of our Common Stock.  The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in "street name."  As of April 8, 2016, we had 20,000,000 shares of our Common Stock issued and outstanding.

Dividends

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

All of the Company's recent sales of unregistered securities within the past three years have been previously reported as required in Quarterly Reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

 ITEM 6. SELECTED FINANCIAL DATA

The Company is a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2015 and 2014 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K. References in this section to "we," "us," "our" or "Blackboxstocks" are to the consolidated business of Tiger Trade.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Overview

In December 2015, as a result of the reverse acquisition transaction effected with Tiger Trade, the Company changed its focus to the business of developing, marketing and distributing the Blackbox System, a real time analytical platform to serve as a tool for day traders and swing traders on the OTC, NYSE, AMEX  and NASDAQ markets. On March 9, 2016, the Company changed its name to Blackboxstocks Inc.

Basis of Presentation of Financial Information

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At December 31, 2015, the Company had an accumulated deficit of $620,511 and for the year ended December 31, 2015, the Company incurred losses of $423,480.  Management expects that the Company will need to raise substantial additional capital through sales of equity or debt securities to pursue its business plans and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2015 and through April 12, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB").  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Fair Value of Financial Instruments

The Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Property and Equipment

Since inception Tiger Trade has engaged in the development of its proprietary technology, an algorithm driven system, through a combination of in-house system analysts and outside firms.  The Company's software is still in development and will be expensed until the software reaches technological feasibility.

Long-Lived Assets

The Company's accounting policy regarding the assessment of the recoverability of the carrying value of its long-lived assets, including property, equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Management evaluates the probability of the realization of its deferred income tax assets.  Management determined that because the Company has not yet generated taxable income, it is unlikely that a tax benefit will be realized from these operating loss carry forwards and deductible temporary differences.  Accordingly, the deferred income tax asset is offset by a full valuation allowance.

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position.  These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Earnings or (Loss) Per Share

Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of Common Stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential Common Stock, including stock options and warrants, in the weighted average number of Common Stock shares outstanding for the period.  Therefore because including options and warrants issued would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements.  At December 31, 2015 the potential dilution would be 5,000,000 Common Stock shares in the event that the issued and outstanding shares of Company Preferred Stock are converted.  The Company had no potential dilution as of December 31, 2014.

Share-Based Payment

Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. Although no shares were issued as compensation, Gust Kepler, our sole Director and the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, was issued 10,000,000 shares of Tiger Trade Common Stock (which was subsequently exchanged for the same number of shares of Company Common Stock) in exchange for his rights to certain design services, trade dress and website domains.  Karma Blackbox, LLC, a Company stockholder and primary vendor, was issued 5,000,000 shares of Tiger Trade Common Stock (which was subsequently exchanged for the same number of shares of Company Common Stock) in exchange for its contribution of application development services during the period April 28, 2014 through December 31, 2014. No additional share based payments were issued during the year ended December 31, 2015.

Revenue Recognition

The Company will recognize revenue from the sale of its subscriptions, when persuasive evidence of an arrangement exists, delivery and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.  As of December 31, 2015 the Company continues to develop its software and has generated no revenues.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.
12-Month Plan of Operation

The Company has not yet generated or realized any revenues from our current business operations. Our proprietary Blackbox System technology is still in the development phase. Over the next 12 months, we plan to continue to develop and fine tune our proprietary Blackbox System software application technology.  Our current fixed overhead is approximately $40,000 per month. Developmental costs fluctuate depending on the scope of a specific project and whether or not we hire additional independent contractors to assist with these projects. We expect that we will need up to an additional $1 Million to complete development of the Blackbox System and expect to raise additional debt and/or equity capital to complete the development of our product.

Our primary source of revenue is expected to be derived from selling subscriptions for use of our Blackbox System. In order to acquire a significant amount of users we will have to advertise and market our product. We plan to advertise online and also use traditional advertising, including television. We have no specific budget set forth at this time for either form of advertising. Our product offering requires additional research and testing to enable us to be efficient with budgeting for online advertising. We anticipate spending at least $100,000 to $250,000 on traditional television advertising. It will be necessary for us to raise additional capital to fully implement our plans to advertise and market our product. We intend to raise over the next 12 months approximately $1,000,000 to $2,000,000 for this purpose.

Liquidity and Capital Resources

We are a development stage company and have not achieved any revenues as a result of our current business operations.  At December 31, 2015, the Company had a cash balance of $60,286, which was raised by virtue of a private offering of common stock of Tiger Trade at $0.50 per share, which were subsequently exchanged for shares of Company Common Stock. Such cash amount is not sufficient to fund our 12-month plan of operation. As such, we will need to raise additional funds to carry out our 12-month plan of operation and fund our ongoing operational expenses including the completion of the development of the Blackbox System and marketing of the product. We expect that costs and expenses necessary to implement our planned product development and marketing operations over the next 12 months will be between $1 Million to $2 Million. Additional funding is expected to be generated through equity financing from the sale of our Common Stock and/or debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock or debt to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Results of Operations

Comparison of Years Ended December 31, 2015 and for the period April 28, 2014 (inception) through December 31, 2014

For the year ended December 31, 2015 and for the period April 28, 2014 (inception) through December 31, 2014, the Company had no revenue and no cost of operations.

For the year ended December 31, 2015, the Company had operating expenses totaling $423,480 compared to $197,031 for the for the period April 28, 2014 (inception) through December 31, 2014, an increase of $226,449.  This change is primarily a result of an increase in general and administrative expenses of approximately $159,698 due to our engagement of additional contractors to perform services for the Company. In addition, software development costs increased approximately $66,481 due to enhancements made to the Blackbox System to enable it to monitor and analyze additional stocks and exchanges.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are presented beginning on Page F-1, and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2015 were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, Gust Kepler, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation and qualified by the "Limitations on Effectiveness of Controls" set forth in this Item 9A below, management has determined that as of December 31, 2015, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

The Company's management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer and principal financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company's current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual currently serves as the sole director and executive officer of our Company.  All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officer and Director	Age	Date of Appointment	Position(s) Held
Gust Kepler	51	December 1, 2015	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

Gust Kepler, was appointed to serve as a director and our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 1, 2015. Mr. Kepler also serves as the President of G2 International, Inc. ("G2"). G2 is a consulting firm with expertise in investment banking founded by Mr. Kepler in 2002.  G2's primary focus is taking private companies public and providing advice regarding capitalization, strategic planning and investor relations.  Prior to founding G2, Mr. Kepler founded Parallax Entertainment, Inc. ("Parallax") in 1996.  Parallax was an independent record label, online promotional vehicle and e-commerce solution for musicians on the Internet. Mr. Kepler managed all aspects of the label including A&R, production, marketing and distribution. In 2000, Mr. Kepler successfully completed a direct public offering for the company and Parallax subsequently became a publicly traded company on the OTC BB. Mr. Kepler was also the cofounder of Glance Toys, Ltd. ("Glance Toys") which was formed in 1990. Glance Toys designed, manufactured and marketed products classified in junior sporting goods category. Products included foam balls, flying discs and beach products, some of which received patents. Glance Toy's products were sold nationally in prominent chains such as Wal-Mart, Target, Toys R Us, 7-Eleven, and numerous other well known retailers.

Employment Agreement

There are no employment agreements between the Company and any employee as of the date of this report.
Involvement in Certain Legal Proceedings

Our sole executive officer and sole director, Gust Kepler, has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has he been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2015, or written representations from certain reporting persons, other than as described below, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

Karma Black Box, LLC, a direct beneficial owner of more than 10% of our Company Common Stock, as of the date of this Report has failed to file a Form 3 to report ownership of its shares of the Company Common Stock.

Code of Ethics for Financial Executives

The Company has not yet adopted a Financial Code of Ethics applicable to our directors, officers and employees due to the fact that the Company only has one person (Gust Kepler) currently serving as a director and executive officer and one employee (Jeff Sharrock) who serves as our Vice President of Operations.  The Board of Directors plans to adopt a Code of Ethics as it deems appropriate, when and if it adds additional directors, officers and employees.

Board Committees and Financial Expert

The Company does not currently maintain separate audit, nominating or compensation committees.  When necessary, the entire Board of Directors performs the tasks that would be required of those committees. Furthermore, we do not have a qualified financial expert serving on the Board of Directors at this time, because we have not been able to hire a qualified candidate and we have inadequate financial resources at this time to hire such an expert.

ITEM 11. EXECUTIVE COMPENSATION

None of our excutive officers have received compensation for services rendered in any capacity on behalf of the Company during the years ended December 31, 2015 and 2014.

The Company has not entered into an employment agreement or consulting agreement with any officer or director of the Company, and there are no arrangements or plans pursuant to which the Company provides pension, retirement, perquisites or similar benefits for executive officers.

Although the Company does not currently compensate its executive officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate executive officers will depend on the availability of cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards

The Company has no equity compensation plans.

Compensation of Directors

The Company does not pay compensation to its directors for their service at this time. Furthermore, the Company has no present formal plan for compensating our directors for their service in their capacity as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 20,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock outstanding as of April 8, 2016. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.
.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock
As a Group	Officers and Directors (1 person)	9,064,990	45%
As Individuals	Gust Kepler	9,064,990	45%
	Karma Black Box, LLC 2 Lake Forest Court Trophy Club, Texas 76262	5,000,000	25%
Series A Preferred Stock
As a Group	Officers and Directors (1 person)	5,000,000	100%
As Individuals	Gust Kepler	5,000,000	100%

There are no arrangements the operation of which would result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On May 15, 2015, the Company and Snotarator, L.L.C. extended the term of the Snotarator Distributor Agreement from May 15, 2015 to May 15, 2017 by mutual written agreement. Orsolya Peresztegi and Kevin Halter are the owners of Snotarator LLC. The Snotarator Distributor Agreement related to the Snotarator and Snotaphant Nasal Aspirator products. Snotarator Nasal Aspirator and Snotaphant Nasal Aspirator are registered trademarks owned by Snotarator LLC, the use of which was granted to the Company pursuant to the terms of the distributor agreement. Subsequently, on December 1, 2015, the Company entered into a Termination of Distributor Agreement and Release with Snotarator LLC terminating the Snotarator Distributor Agreement.

Tiger Trade (our former subsidiary that was merged with and into the Company) entered a Sublease Agreement (the "Sublease") with G2 International, Inc. effective July 1, 2015, subject to the terms and conditions of the Office Lease dated March 26, 2015 (the "Office Lease") between G2 International, Inc. and Teachers Insurance and Annuity Association of America, for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. The Sublease began on July 1, 2015 and terminates upon the termination of the Office Lease, which expires March 31, 2020.  Under the terms of the Sublease Agreement, the Company is obligated to pay the full monthly rent specified in the Office Lease, which is $40,179 in 2016, $41,680 in 2017, $43,182 in 2018, $44,684 in 2019 and $11,265 in 2020. Gust C. Kepler, a Director and the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, owns G2.

On December 1, 2015, the Company, entered into a Share Exchange Agreement, by and among the Company, Tiger Trade, and the stockholders of Tiger Trade. At the time of the Share Exchange Agreement transaction, Tiger Trade had 25 stockholders. Under the terms and conditions of the Exchange Agreement, the Company offered, sold and issued an aggregate of Seventeen Million Nine Hundred Thousand (17,900,000) shares of Company Common Stock and 5,000,000 shares of Company Preferred Stock in consideration for all the issued and outstanding shares of Tiger Trade, on a one-for-one basis. As a condition precedent to consummation of the Exchange Agreement, Orsolya Peresztegi, the Company's sole officer and director on the closing date of the transaction, effected the cancellation of Seven Million Ninety-Five Thousand Six Hundred Two (7,095,602) shares of Company Common Stock pursuant to a Cancellation Agreement effective as of the effective date of the Exchange Agreement. Under the terms of the Cancellation Agreement, Tiger Trade paid Ms. Peresztegi a cancellation fee of Two Hundred Forty-Five Thousand Dollars ($245,000).

As a result of the Exchange Agreement and Cancellation Agreement transactions described above, the Tiger Trade Stockholders acquired, in the aggregate, approximately 85.91% of the issued and outstanding Company Common Stock and 100% of the issued and outstanding Company Preferred Stock, representing approximately 88.64% of the issued and outstanding capital stock of the Company on a fully-diluted basis, and Tiger Trade became a wholly owned subsidiary of the Company. Under the Exchange Agreement, (1) Orsolya Peresztegi, the Company's sole officer on the Closing Date, resigned as an officer of the Company and Gust Kepler was appointed as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and (2) Mr. Kepler was appointed to serve as a director of the Company. Gust Kepler also became the holder of Ten Million (10,000,000) shares of Company Common Stock, or approximately 47.52%, of the issued and outstanding Company Common Stock and Five Million (5,000,000) shares of Company Preferred Stock, or 100% of the issued and outstanding Company Preferred Stock.

On February 8, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Tiger Trade, a wholly owned subsidiary of the Company, providing for the merger of Tiger Trade with and into the Company. At the effective time of the Merger, the shares of common stock and preferred stock of Tiger Trade outstanding immediately before the effective time were canceled, retired and ceased to exist. The Merger became effective February 9, 2016.
On February 10, 2016, the Company entered into a Stock Cancellation Agreement with Gust C. Kepler, a Director and the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, pursuant to which Mr. Kepler cancelled and forfeited 835,010 shares of the Company's common stock, $.001 par value per share.

Director Independence

Our Board of Directors is currently composed of one member who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company does not currently maintain a separate audit committee.  When necessary, the entire Board of Directors performs the tasks that would be required of an audit committee.  Our Board of Director's policy is to pre-approve all audit, audit related and permissible non-audit fees and services provided by our independent registered public accounting firm.  Our Board of Director pre-approved all of the fees described in the table below.  Our Board of Director also reviews any factors that could impact the independence of our independent registered public accounting firm in conducting the audit and receives certain representations from our independent registered public accounting firm towards that end.

The Company engaged Goldman Accounting Services CPA, PLLC ("Goldman") on July 24, 2013 as our independent registered public accounting firm. On May 13, 2014 Goldman decided not to accept the engagement to audit our financial statements due to such firm's limited staff.

On June 10, 2014 we engaged DKM Certified Public Accountants ("DKM") as our independent registered accounting firm. On July 6, 2015, we were notified  by DKM that it was withdrawing from practice before the Securities and Exchange Commission and was resigning as our independent registered accounting firm as of July 3, 2015.  We then engaged Stevenson & Company CPAs LLC ("Stevenson") on July 7, 2015 as our new independent registered public accounting firm to audit our financial statements for the year ended December 31, 2015.

Subsequent to the Tiger Trade exchange transaction, we were advised by the Securities and Exchange Commission that DKM's privilege to appear or practice before the SEC had been suspended and that audit reports and consents rendered by DKM may not be included in filings on or after December 10, 2015.

On December 17, 2015 the Company terminated the engagement of Stevenson  in favor of its decision to engage Turner, Stone & Company, L.L.P. ("Turner Stone") as its new independent registered public accounting firm for geographic convenience. Subsequently, on December 18, 2015, the Company executed a letter agreement engaging Turner Stone  as our independent registered accounting firm and Turner Stone  rendered professional services for the audit of our annual financial statements for the years ended December 31, 2014 and 2015 contained in this Report.

Audit Fees

The aggregate fees billed by Turner Stone for professional services rendered for the audit of our annual financial statements for 2014 and 2015 and the reviews of the financial statements included in our Forms 10-Q and 8-K, or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $48,575.

The aggregate fees billed by DKM for professional services rendered for the audit of our annual financial statements for 2015 and 2014 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $10,500 and $6,500, respectively.

No fees or expenses were billed by Goldman for professional services rendered for the audit of our annual financial statements for 2014 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for that fiscal year.

Audit-Related Fees

The aggregate fees billed by Goldman in fiscal year 2014 for professional services rendered, other than the fees disclosed above under the caption "Audit Fees" for assurance and related services relating to performance of the audit or review of our financial statements for that fiscal year were $4,000.

No fees or expenses were billed by Turner Stone or DKM in fiscal years 2015 or 2014 for professional services rendered, other than the fees disclosed above under the caption "Audit Fees" for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by Turner Stone, Goldman or DKM in fiscal years 2015 or 2014 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2015 or 2014 fiscal years for any other products or professional services rendered by Turner Stone, Goldman or DKM other than as described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2
Consolidated Statements of Operations for the year ended December 31, 2015 and for the period April 28, 2014 (inception) through December 31, 2014	F-3
Consolidated Statements of Stockholders' Equity for year ended December 31, 2015 and for the period April 28, 2014 (inception) through December 31, 2014	F-4
Consolidated Statements of Cash Flows for the year ended December 31, 2015 and for the period April 28, 2014 (inception) through December 31, 2014	F-5
Notes to Consolidated Financial Statements	F-6 – F-13

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
2.1
First Amended, Modified Chapter 11 Plan Proposed by Debtors, in the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Senior Management Services of Treemont, Inc., et. Al., Debtors, Case No. 07-30230, Jointly Administered, dated August 1, 2007 (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).

2.2
Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007 (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).

2.3
Notice of Entry of Confirmation Order dated August 10, 2007 (incorporated by reference to Exhibit 2.3 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).

2.4
Post Confirmation Certificate of Completion dated August 5, 2013 (incorporated by reference to Exhibit 2.4 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).

2.5
Stock Purchase Agreement dated August 1, 2013, between SMSA Ballinger Acquisition Corp. and Orsolya Peresztegi (incorporated by reference to Exhibit 2.5 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).

2.6
Form of Share Exchange Agreement dated December 1, 2015, by and among SMSA Ballinger Acquisition Corp., Tiger Trade Technologies, Inc. and the stockholders of Tiger Trade (incorporated by reference to Exhibit 2.1 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

3.1
Agreement and Plan of Merger by and between Senior Management Services of Heritage Oaks at Ballinger, Inc. and SMSA Ballinger Acquisition Corp. dated October 4, 2011 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).

3.2
Articles of Merger as filed with the Secretary of State of the State of Nevada on October 18, 2011 (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).

3.3
Certificate of Merger as filed with the Secretary of State of the State of Texas on October 18, 2011 (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).

3.4
Articles of Incorporation of SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).

3.5
Certificate of Designation of Series A Preferred Stock dated December 1, 2015 (incorporated by reference to Exhibit 3.1 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

3.6
Agreement and Plan of Merger dated February 8, 2016 by and between SMSA Ballinger Acquisition Corp. and Tiger Trade Technologies, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Information Statement on Form 8-K filed with the Commission on February 10, 2016).

3.7	Articles of Merger as filed with the Secretary of State of the State of Nevada on February 9, 2016.*
3.8	Certificate of Merger as filed with the Secretary of State of the State of Texas on February 9, 2016.*
3.9	Certificate of Amendment to Articles of Incorporation dated effective March 9, 2016*
3.10	Bylaws of SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).
10.1
Distributor Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).

10.2
Letter Agreement dated April 15, 2014 between HFG Consulting LLC and SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form 10-12G  filed with the Commission on August 5, 2014).

10.3
Letter Agreement dated May 15, 2015 extending expiration of the Distributor Agreement dated August 1, 2013  between Snotarator LLC and SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the Commission on August 7, 2015).

10.4
Cancellation Agreement dated December 1, 2015 among SMSA Ballinger Acquisition Corp., Tiger Trade and Orsolya Peresztegi (incorporated by reference to Exhibit 10.1 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

10.5
Intellectual Property Assignment and Work for Hire Agreement dated April 29, 2014 by and between Tiger Trade, Inc. and Karma BlackBox, LLC (incorporated by reference to Exhibit 10.2 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

10.6
Intellectual Property Assignment and Work for Hire Agreement dated April 29, 2014 by and between Tiger Trade, Inc. and Gust Kepler (incorporated by reference to Exhibit 10.3 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

10.7
Stock Repurchase and Cancelation Agreement dated December 31, 2014 by and between Tiger Trade, Inc. and Gust Kepler (incorporated by reference to Exhibit 10.4 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

10.8
Series A Convertible Preferred Stock Purchase Agreement dated August 27, 2014 between Tiger Trade, Inc. and Gust Kepler (incorporated by reference to Exhibit 10.5 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

10.9
Consulting Agreement dated April 28, 2014 between G2 International, Inc. and Tiger Trade Technologies, Inc. (incorporated by reference to Exhibit 10.6 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

10.10
Consulting Agreement Extension between G2 International, Inc. and Tiger Trade Technologies, Inc. (incorporated by reference to Exhibit 10.7 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

10.11
Termination of Distributorship Agreement and Release dated December 1, 2015 between SMSA Ballinger Acquisition Corp. and Snotarator LLC (incorporated by reference to Exhibit 10.8 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

10.12
Termination of HFG Consulting Agreement and Release dated December 1, 2015 between SMSA Ballinger Acquisition Corp. and HFG Consulting, LLC (incorporated by reference to Exhibit 10.9 of the Company's Information Statement on Form 8-K filed with the Commission on December 7, 2015).

10.13
Stock Cancellation Agreement dated February 10, 2016 by and between SMSA Ballinger Acquisition Corp and Gust C. Kepler (incorporated by reference to Exhibit 10.1 of the Company's Information Statement on Form 8-K filed with the Commission on February 10, 2016).

10.14	Sublease Agreement between G2 International, Inc. and Tiger Trade Technologies, Inc. dated July 1, 2015*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2016	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gust Kepler Gust Kepler	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 14, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Blackboxstocks Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Blackboxstocks Inc. and Subsidiary (the "Company") at December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2015 and for the period April 28, 2014 (inception) through December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackboxstocks Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 and for the period April 28, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has no current operations and needs to raise additional capital to implement its business plan and fund its operations.  Furthermore, there is no assurance that any capital  raised will be sufficient to complete its business plan.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, these consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

s/Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
April 12, 2016

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Balance Sheets
December 31, 2015 and December 31, 2014

	2015	2014

Assets

Current assets:
Cash	$60,286	$200,530
Investments, trading	414	-
Prepaid expenses	3,414	-
Prepaid expenses, related parties (Note 6)	154,500	-
Total current assets	218,614	200,530

Property:
Computer and related equipment	15,465	-
Total property	15,465	-

Total Assets	$234,079	$200,530

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$29,148	$7,318
Accounts payable, related parties (Note 6)	-	125,243
Total current liabilities	29,148	132,561

Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued and outstanding at December 31, 2015 and 2014	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 and no shares issued and outstanding
at December 31, 2015 and 2014, respectively	5,000	-
Common stock, $0.001 par value, 100,000,000 shares
authorized: 20,835,010 and 16,300,000 issued, 20,835,010 and 16,400,000
outstanding at December 31, 2015 and 2014, respectively	20,835	16,400
Additional paid in capital	799,607	298,600
Treasury stock, no shares at December 31, 2015 and 100,000 shares at
December 31, 2014, at cost	-	(50,000)
Accumulated deficit	(620,511)	(197,031)
Total Stockholders' Equity	204,931	67,969

Total Liabilities and Stockholders' Equity	$234,079	$200,530

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc.(formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Statements of Operations
for the year ended December 31, 2015 and the period April 28, 2014 (inception) through December 31, 2014

	2015	2014

Revenue	$-	$-

Cost of operations	-	-

Gross margin	-	-

Expenses:
Software development costs	185,324	118,843
General and administrative	238,156	78,188
Total operating expenses	423,480	197,031

Operating loss	(423,480)	(197,031)

Loss before income taxes	(423,480)	(197,031)

Income taxes	-	-

Net loss	$(423,480)	$(197,031)

Weighted average number of common
shares outstanding - basic	17,633,595	16,013,360

Net loss per share - basic	$(0.02)	$(0.01)

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 2015 and the period April 28, 2014 (inception) through December 31, 2014

							Additional
	Series A Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance at April 28, 2014	-	$-	-	$-	-	$-	$-	$-	$-	$-

Issuance of shares in exchange for design services of trade
dress and initial creation of application software	-	-	-	-	15,000,000	15,000	-	-	-	15,000

Issuance of shares in exchange for cash	-	-	-	-	1,400,000	1,400	298,600	-	-	300,000

Purchase of treasury stock	-	-	-	-	-	-	-	-	(50,000)	(50,000)

Net loss	-	-	-	-	-	-	-	(197,031)	-	(197,031)

Balance at December 31, 2014	-	-	-	-	16,400,000	16,400	298,600	(197,031)	(50,000)	67,969

Issuance of shares in exchange for cash	-	-	-	-	1,600,000	1,600	798,400	-	-	800,000

Issuance of shares in exchange for cash	5,000,000	5,000	-	-	-	-	-	-	-	5,000

Retirement and cancellation of treasury shares					(100,000)	(100)	(49,900)		50,000	-

Issuance of shares by SMSA in reverse merger transaction					10,030,612	10,031	(9,589)			442

Purchase and cancellation of shares in exchange for cash					(7,095,602)	(7,096)	(237,904)			(245,000)

Net loss	-	-	-	-	-	-	-	(423,480)	-	(423,480)

Balance at December 31, 2015	5,000,000	$5,000	-	$-	20,835,010	$20,835	$799,607	$(620,511)	$-	$204,931

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Statements of Cash Flows
for the year ended December 31, 2015 and the period April 28, 2014 (inception) through December 31, 2014

	2015	2014
Cash flows from operating activities
Net loss	$(423,480)	$(197,031)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued in exchange for software development	-	15,000

Changes in operating assets and liabilities:
Investments, trading	(414)	-
Prepaid expenses	(3,414)	-
Prepaid expenses, related parties	(154,500)	-
Accounts payable	21,830	7,318
Accounts payable, related parties	(125,243)	125,243
Net cash used in operating activities	(685,221)	(49,470)

Cash flows from investing activities
Advance to stockholder	-	(50,000)
Cash received in reverse merger transaction	442	-
Purchases of fixed assets	(15,465)	-
Net cash used in investing activities	(15,023)	(50,000)

Cash flows from financing activities
Common stock issued for cash	800,000	300,000
Preferred stock issued for cash	5,000	-
Payment for cancellation of common stock	(245,000)	-
Net cash provided by financing activities	560,000	300,000

Net increase(decrease) in cash	(140,244)	200,530

Cash - beginning of period	200,530	-
Cash - end of period	$60,286	$200,530

Supplemental disclosure-
Non-cash investing and financing activities:
Repurchase of shares to hold in treasury in exchange for stockholder advance	$-	$50,000

Cancellation of treasury shares	$50,000	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks, Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Concolidated Financial Statements
For the year ended December 31, 2015 and the period
April 28, 2014 (inception) through December 31, 2014

1. ORGANIZATION

The Company was organized on October 4, 2011 under the laws of the State of Nevada under the name SMSA Ballinger Acquisition Corp. ("Company" or "SMSA") to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by a Plan of Reorganization confirmed by the United States Bankruptcy Court For the Northern District of Texas for reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code.

On August 1, 2013 we entered into a share purchase agreement with Orsolya Peresztegi pursuant to which she acquired 9.5 million shares of our Company Common Stock, par value $0.001 ("Company Common Stock") for $9,500 cash, or $0.001 per share. As a result of this transaction, there was a change in control of the Company, resulting in Ms. Peresztegi owning 94.7% of our 10,030,612 outstanding shares of Company Common Stock.  As a result of the transaction, Ms. Peresztegi became the Company's sole director and officer.

On December 1, 2015, the Company entered into a Share Exchange Agreement ("Exchange Agreement"), by and among the Company, Tiger Trade Technologies, Inc. ("Tiger Trade"), a Texas corporation and the Stockholders of Tiger Trade.  Tiger Trade had a total of 25 stockholders as of the date of the Exchange Agreement.

Under the terms and conditions of the Exchange Agreement, the Company offered and sold Seventeen Million Nine Hundred Thousand (17,900,000) newly issued shares of Company Common Stock and Five Million (5,000,000) newly issued shares of Series A Convertible Preferred Stock, par value $0.001 per share ("Company Preferred Stock") in consideration for all the issued and outstanding shares of Tiger Trade capital stock. The effect of the issuance was that, upon closing of the Exchange Agreement transaction, former Tiger Trade stockholders held approximately 85.91% of the issued and outstanding shares of Company Common Stock and 100% of the issued and outstanding shares of Company Preferred Stock.

As a condition precedent to consummation of the Exchange Agreement, Orsolya Peresztegi, the Company's sole officer and director on the closing date of the transaction, effected the cancellation of Seven Million Ninety-Five Thousand Six Hundred Two (7,095,602) shares of Company Common Stock pursuant to a Cancellation Agreement effective as of the Exchange Agreement closing date. Under the terms of the Cancellation Agreement, Tiger Trade paid Ms. Peresztegi a cancellation fee of Two Hundred Forty-Five Thousand Dollars ($245,000) (Note 4).

As a result of the Exchange Agreement and Cancellation Agreement transactions described above, the Tiger Trade stockholders acquired as of the date the transaction closed, in the aggregate, approximately 88.64% of the issued and outstanding capital stock of the Company on a fully-diluted basis, and Tiger Trade became a wholly owned subsidiary of the Company.  The transaction was treated as a reverse acquisition, with Tiger Trade as the accounting acquirer and SMSA as the legal acquirer for financial reporting purposes. Under the Exchange Agreement, (1) Orsolya Peresztegi, the Company's sole officer on the closing date, resigned as an officer of the Company and Gust Kepler was appointed as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and (2) Mr. Kepler was appointed to serve as a director of the Company.

Ms. Peresztegi subsequently resigned as a director of the Company effective January 4, 2016.

Blackboxstocks, Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Concolidated Financial Statements
For the year ended December 31, 2015 and the period
April 28, 2014 (inception) through December 31, 2014

1. ORGANIZATION (continued)

On February 8, 2016, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Tiger Trade, providing for the merger of Tiger Trade with and into the Company. At the effective time of the merger (February 9, 2016), the shares of Tiger Trade capital stock outstanding immediately before the effective time were canceled, retired and ceased to exist.

On February 10, 2016, the Company entered into a Stock Cancellation Agreement (the "Cancellation Agreement") with Gust C. Kepler, our sole Director and the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, pursuant to which Mr. Kepler cancelled and forfeited 835,010 shares of Company Common Stock held by him.

The Company filed a Certificate of Amendment to its Articles of Incorporation effective as of March 9, 2016 changing the name of the Company to Blackboxstocks Inc.

The Company is in the business of developing, marketing and distributing a real time analytical platform to serve as a tool for day traders and swing traders on the OTC Markets Group, Inc. ("OTC"), NYSE, AMEX and NASDAQ exchanges/ markets.

2.  GOING CONCERN

The Company is still developing its Blackbox System technology and associated website/platform and anticipates making it available to subscribers in June 2016.  The Company anticipates additional costs of One Million Dollars ($1,000,000) to Two Million Dollars ($2,000,000)over the next twelve months to complete research and development, as well as provide capital to implement and maintain the Blackbox System.  Marketing for potential subscribers will begin when the Blackbox System becomes enterprise ready for subscriber sales.

We cannot provide any assurances that the Company will be able to secure sufficient funds to satisfy the cash requirements for the next twelve months, nor that it will be successful in its endeavors to market the Blackbox System.  The inability to secure additional funds would have a material adverse effect on the Company.  The Company currently anticipates raising the amounts necessary to implement our plans through debt and/or equity financing from the sale of Company Common Stock and reinvestment of profits generated through subscription revenue.

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern.  There is no assurance that the Company will be successful in its efforts to raise funds through sales of stock or obtain debt financing, nor generate subscription revenues.

Blackboxstocks, Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Concolidated Financial Statements
For the year ended December 31, 2015 and the period
April 28, 2014 (inception) through December 31, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation-The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States ("GAAP").

Use of Estimates-Blackboxstocks' financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Cash-Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less.

Fair Value of Financial Instruments-The Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Recently Issued Accounting Pronouncements-During the year ended December 31, 2015 and the period April 28, 2014 (inception) through December 31, 2014 and through April 12, 2016, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

Property and Equipment-Since inception Blackboxstocks has engaged in the development of its proprietary technology, an algorithm driven system, through a combination of in house system analysts and outside firms.  The Company's software is still in development and will be expensed until the software reaches technological feasibility. The Company's property and equipment acquired during 2015 was placed in service effective January 1, 2016 and will be depreciated on the straight line basis over an estimated useful life of three years beginning in 2016.

Long-Lived Assets-The Company's accounting policy regarding the assessment of the recoverability of the carrying value of its long-lived assets, including property, equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

Blackboxstocks, Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Concolidated Financial Statements
For the year ended December 31, 2015 and the period
April 28, 2014 (inception) through December 31, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes-The Company will recognize deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Management evaluates the probability of the realization of its deferred income tax assets.  Management determined that because the Company has not yet generated taxable income, it is unlikely that a tax benefit will be realized from these operating loss carry forwards and deductible temporary differences.  Accordingly, the deferred income tax asset is offset by a full valuation allowance.

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position.  These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Earnings or (Loss) Per Share-Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock,  including stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore because including options and warrants issued would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements.  At December 31, 2015 the potential dilution would be 5,000,000 common shares in the event the issued and outstanding Series A Convertible Preferred Stock is converted.  The Company had no potential dilution as of December 31, 2014.

Share-Based Payment-Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. Although no shares were issued as compensation, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, was issued 10,000,000 common shares in exchange for his rights to the design services, trade dress and Company website.  Karma Blackbox, LLC ("Karma"), a primary vendor was issued 5,000,000 common shares in exchange for its contribution of application development services during the period April 28, 2014 through December 31, 2014. No additional share based payments were issued for the year ended December 31, 2015.

Revenue Recognition- The Company recognizes revenue from the sale of its subscriptions, when persuasive evidence of an arrangement exists, delivery and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.  As of December 31, 2015, the Company continues to develop its software and has generated no revenues.

Blackboxstocks, Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Concolidated Financial Statements
For the year ended December 31, 2015 and the period
April 28, 2014 (inception) through December 31, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contingencies-Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.
If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.
4.   STOCKHOLDERS' EQUITY

At December 31, 2015 the Company had authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as  Series A Convertible Preferred Stock at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value.  20,835,010 common shares have been issued including 15,000,000 issued for proprietary assets contributed by our President and a third party vendor (Note 6).  Effective December 31, 2014 the Company repurchased 100,000 common shares from our President at a price of $0.50 per share, or $50,000, and canceled an advance to him for the repurchased shares which is reflected at cost as Treasury Shares on our  balance sheet.  The price of these treasury shares was based on recent sales of the Company's common stock to outside investors.  On December 31, 2014 the Company instructed the transfer agent to cancel these shares and on November 10, 2015 the shares were cancelled.

On August 27, 2014 the Board of Blackboxstocks approved a proposed Series A Convertible Preferred Stock Purchase Agreement ("Preferred Purchase Agreement") for the issuance of 5,000,000 of Series A Preferred Shares to our President in exchange for cash consideration of $5,000.  On October 1, 2015, the purchase price was tendered and the shares were issued.  The shares have a $0.001 par value, do not accumulate dividends, and are convertible into common shares on a one for one basis.  Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company's common stock.

Blackboxstocks, Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Concolidated Financial Statements
For the year ended December 31, 2015 and the period
April 28, 2014 (inception) through December 31, 2014

4.   STOCKHOLDERS' EQUITY (continued)

On April 29, 2014, by a Unanimous Written Consent in lieu of an Organizational Meeting the Company resolved to issue 10,000,000 common shares to Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, for his contribution of design services, trade dress and website design.  Additionally, it was resolved to issue Karma Blackbox, LLC, a third party vendor (Note 5), 5,000,000 common shares for its contribution of application development services.

Between January 1, 2015 and December 31, 2015, the Company issued a total of 1,600,000 shares of common stock at a cash price of $0.50 per share for a total of $800,000.

On December 1, 2015, the Company entered into an Exchange Agreement, by and among, Tiger Trade, its Stockholders and SMSA (Note 1). Under the terms and conditions of the Agreement, SMSA offered and sold Seventeen Million Nine Hundred Thousand (17,900,000) newly issued shares of SMSA Common Stock and Five Million (5,000,000) newly issued shares of SMSA Preferred Stock in consideration for all the issued and outstanding shares of Tiger Trade capital stock. The effect of the issuance was that Tiger Trade stockholders acquired approximately 85.91% of the issued and outstanding shares of SMSA Common Stock and 100% of the issued and outstanding shares of SMSA Preferred Stock.

As a condition precedent to consummation of the Exchange Agreement, Orsolya Peresztegi, SMSA's sole officer and director at the time of the transaction, effected the cancellation of Seven Million Ninety-Five Thousand Six Hundred Two (7,095,602) shares of SMSA Common Stock pursuant to a Cancellation Agreement effective as of the closing of the Exchange Agreement transaction. Under the terms of the Cancellation Agreement, Blackboxstocks paid Ms. Peresztegi a cancellation fee of Two Hundred Forty-Five Thousand Dollars ($245,000).

Effective upon the closing of the merger of Tiger Trade with and into SMSA on February 9, 2016, all of the outstanding capital stock of Tiger Trade outstanding immediately before the effective date were canceled, retired and ceased to exist.

On February 10, 2016, the Company entered into a Stock Cancellation Agreement with Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, pursuant to which Mr. Kepler cancelled and forfeited 835,010 shares of the Company's Common Stock.

5.  STOCK OPTIONS AND WARRANTS

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in 'Additional Paid in Capital' at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders' equity.  There was no stock option or warrant activity during the year ended December 31, 2015 and the period April 28, 2014 through December 31, 2014 and as of April 12, 2016 no options or warrants were outstanding.

Blackboxstocks, Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Concolidated Financial Statements
For the year ended December 31, 2015 and the period
April 28, 2014 (inception) through December 31, 2014
6.  RELATED PARTY TRANSACTIONS

Karma Black Box LLC (Karma)

During the period April 28, 2014 through December 31, 2015, the Company engaged the services of Karma, a shareholder (Note 4), for application development services of the Company's software tool.   Karma was issued 5,000,000 shares of common stock in exchange for some of the services valued at $5,000.  At December 31, 2015 and December 31, 2014, accounts payable owed to Karma totaled $0 and $24,243, respectively.  Accounts payable to Karma totaled $24,243.

G2 International, Inc. (G2)

G2, which does business as IPA Tech Group (IPA) (Note 7), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and its controlling stockholder. During the year ended December 31, 2015 and the period April 28, 2014 through December 31, 2014, G2 provided software development services to the Company totaling $3,000 and $79,300, respectively and prepaid marketing services of $154,500 and $0, respectively.  In 2016 G2/IPA refunded $69,250 of these prepayments leaving a prepaid balance of $85,250 as of April 8, 2016.  During the year ended December 31, 2015 and period beginning April 28, 2014 through December 31, 2014, the Company incurred $82,456 and $70,500 of expenses with G2, respectively.  At December 31, 2015 and the period April 28, 2014 through December 31, 2014, accounts payable owed to G2 totaled $0 and $101,000, respectively.

Advances to stockholder

During the period April 28, 2014 through December 31, 2014, the Company advanced Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and its controlling stockholder, $50,000 in the form of a non-interest bearing, unsecured advance due upon demand.  On December 31, 2014, the Company entered into a Stock Repurchase and Cancelation Agreement whereby the Company repurchased 100,000 common stock shares from Mr. Kepler and as consideration the advance was canceled. The price of these treasury shares were based on recent sales of the Company's common stock to outside investors.

7. COMMITMENTS AND CONTINGENCIES

On April 28, 2014, Tiger Trade entered into a consulting agreement with G2, doing business as IPA, to render advice and reasonable assistance  for a period of one year at a monthly fee of $8,500 plus any reasonable and actual costs incurred by IPA in connection with such services. G2 is wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and its controlling stockholder.  On April 28, 2015 this agreement was extended for an additional one year term expiring on April 28, 2016 and was terminated by mutual agreement effective August 31, 2015.  During the year ended December 31, 2015 and the period April 28, 2014 through December 31, 2014, consulting fees incurred under this agreement totaled $68,000 and $70,500, respectively.

Blackboxstocks, Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Concolidated Financial Statements
For the year ended December 31, 2015 and the period
April 28, 2014 (inception) through December 31, 2014

7. COMMITMENTS AND CONTINGENCIES (continued)

The Company entered into a sublease agreement with G2 International effective July 1, 2015 subject to the terms and conditions of the office lease between G2 International and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas.  The sublease agreement expires March 31, 2020.  Future minimum rental payments under this sublease are:

2016	$40,179
2017	$41,680
2018	$43,182
2019	$44,684
2020	$11,265

During the year ended December 31, 2015 we incurred $19,526 in office rental expense.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company's financial statements.

8.  INCOME TAXES

The Company has established deferred tax assets and liabilities for the recognition of future deductions or taxable amounts and operating loss carry forwards. Deferred federal income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income.  Valuation allowances are established, if necessary, to reduce deferred tax assets to the amounts that will more likely than not be realized.

During the year ended December 31, 2015 and the period April 28, 2014 through December 31, 2014, a reconciliation of income tax expense at the statutory rate of 34% to income tax expense at the Company's effective tax rate is as follows:

	2015	2014
Income tax benefit at statutory rate	$144,000	$67,000
Permanent differences	( -)	( -)
Change in valuation allowance	(144,000)	(67,000)
Provision for federal income taxes	$-	$-

At December 31, 2015 and 2014, the Company had approximately $620,000 of unused net operating loss carry forwards.  Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. These losses may be used to offset future taxable income and, if not fully utilized, expire in the year 2035.