Form 10-Q
period 2016-03-31
BLACKBOXSTOCKS INC.
filed 2016-05-23
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 726-9203
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☐

Non-accelerated filer ☐                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of the Registrant's Common Stock as of May 12, 2016 was 20,000,000.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q, the terms "we,"  "us,"  "our,"  "Blackboxstocks," or the "Company" refers to Blackboxstocks Inc., a Nevada corporation.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as "if," "may," "might," "will, "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and other similar terms. These forward-looking statements include, among other things, plans for proposed operations, descriptions of our strategies, our product and market development plans, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors including, but not limited to, the risks and uncertainties discussed in our other filings with the Securities Exchange Commission ("SEC"). We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015

	March 31,	December 31,
	2016	2015
	(unaudited)

Assets

Current assets:
Cash	$13,989	$60,286
Investments, trading	414	414
Prepaid expenses	-	3,414
Prepaid expenses, related parties (Note 6)	111,014	154,500
Total current assets	125,417	218,614

Property:
Computer and related equipment, net of depreciation of $1,289
at March 31, 2016 and $0 at December 31, 2015	14,176	15,465
Total property	14,176	15,465

Total Assets	$139,593	$234,079

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$71,657	$29,148
Total current liabilities	71,657	29,148

Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at March 31, 2016
and December 31, 2015, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 20,000,000 and 20,835,010 issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	20,000	20,835
Additional paid in capital	800,442	799,607
Accumulated deficit	(757,506)	(620,511)
Total Stockholders' Equity	67,936	204,931

Total Liabilities and Stockholders' Equity	$139,593	$234,079

The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Statements of Operations
For the three months ended March 31, 2016 and 2015

	2016	2015
	(unaudited)

Revenue	$-	$-

Cost of operations	-	-

Gross margin	-	-

Expenses:
Software development costs	46,872	22,072
General and administrative	90,123	32,301
Total operating expenses	136,995	54,373

Operating loss	(136,995)	(54,373)

Loss before income taxes	(136,995)	(54,373)

Income taxes	-	-

Net loss	$(136,995)	$(54,373)

Weighted average number of common
shares outstanding - basic	20,376,213	16,963,288

Net loss per share - basic	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Statements of Cash Flows
For the three months ended March 31, 2016 and 2015

	2016	2015
	(unaudited)
Cash flows from operating activities
Net loss	$(136,995)	$(54,373)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	1,289	-
Changes in operating assets and liabilities:
Prepaid expenses	3,414	-
Prepaid expenses, related parties	43,486	-
Accounts payable	42,509	30,574
Accounts payable, related parties	-	(125,243)
Net cash used in operating activities	(46,297)	(149,042)

Cash flows from financing activities
Common stock issued for cash	-	360,000
Net cash provided by financing activities	-	360,000

Net increase(decrease) in cash	(46,297)	210,958

Cash - beginning of period	60,286	200,530
Cash - end of period	$13,989	$411,488

Supplemental disclosure-
Non-cash investing and financing activities:
Cancellation of common shares	$835	$-
The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the three months ended March 31, 2016 and 2015

1. Organization

Blackboxstocks Inc. was incorporated on October 4, 2011 under the laws of the State of Nevada under the name SMSA Ballinger Acquisition Corp. to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by a Plan of Reorganization confirmed by the United States Bankruptcy Court For the Northern District of Texas for reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code.

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

The Company is in the business of developing, marketing and distributing a real time analytical platform (the "Blackbox System") to serve as a tool for day traders and swing traders on the OTC Markets Group, Inc. ("OTC"), NYSE, AMEX and NASDAQ exchanges markets.

2.  Going Concern

The Company is still developing its Blackbox System technology and associated website/platform and anticipates making it available to subscribers in June 2016.  The Company anticipates additional costs of One Million Dollars ($1,000,000) to Two Million Dollars ($2,000,000) over the next twelve months to complete research and development, as well as provide capital to implement and maintain the Blackbox System.  Marketing for potential subscribers will begin when the Blackbox System becomes enterprise ready for subscriber sales.

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

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the three months ended March 31, 2016 and 2015

2.  Going Concern (continued)

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern.  There is no assurance that the Company will be successful in its efforts to raise funds through sales of stock or obtain debt financing, nor generate subscription revenues. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

3. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report.  The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2016.

Basis of Presentation - The accompanying financial statements were prepared in conformity with GAAP.

Use of Estimates - Blackboxstocks' financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Property and Equipment - Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in house system analysts and outside firms.  The Company's Blackbox System software is still in development and will be expensed until the software reaches technological feasibility.

The Company's property and equipment acquired during 2015 was placed in service effective January 1, 2016 and  depreciated on the straight line basis over an estimated useful life of three years beginning in 2016.

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock,  including stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore because including options and warrants issued would have an anti-dilutive effect on the loss per  share, only the basic earnings (loss) per share is reported in the accompanying financial statements.  At March 31, 2016 the potential dilution would be 5,000,000 common shares in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.  The Company had no potential dilution as of March 31, 2015.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the three months ended March 31, 2016 and 2015

3. Summary of Significant Accounting Policies (continued)

Revenue Recognition - The Company recognizes revenue from the sale of its subscriptions, when persuasive evidence of an arrangement exists, delivery and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.  As of March 31, 2016 the Company continues to develop its software and has generated no revenues.

4.   Stockholders' Equity

At December 31, 2015 the Company had authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as Series A Convertible Preferred Stock at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value.  20,000,000 shares of common stock have been issued including 15,000,000 issued for proprietary assets contributed by our President and a third party vendor (Note 6).

Shares of Series A Convertible Preferred Stock have a $0.001 par value, do not accumulate dividends, and are convertible into shares of common  stock on a one for one basis.  Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company's common stock.

On December 1, 2015, the Company entered into an Exchange Agreement, by and among, Tiger Trade, its Stockholders and the Company (Note 1). Under the terms and conditions of the Exchange Agreement, the Company offered and sold Seventeen Million Nine Hundred Thousand (17,900,000) newly issued shares of Company Common Stock and Five Million (5,000,000) newly issued shares of Company Series A Convertible  Preferred Stock in consideration for all the issued and outstanding shares of Tiger Trade capital stock. The effect of the issuance was that Tiger Trade stockholders acquired approximately 85.91% of the issued and outstanding shares of Company Common Stock and 100% of the issued and outstanding shares of Company Preferred Stock.  Tiger Trade became a wholly owned subsidiary of the Company as a result of the Exchange Agreement transaction.

Effective upon the closing of the merger of Tiger Trade with and into the Company on February 9, 2016, all of the outstanding capital stock of Tiger Trade outstanding immediately before the effective date were canceled, retired and ceased to exist.

On February 10, 2016, the Company entered into a Stock Cancellation Agreement with Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, pursuant to which Mr. Kepler cancelled and forfeited 835,010 shares of the Company's Common Stock.

5.  Stock Options and Warrants

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in 'Additional Paid in Capital' at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders' equity.  There was no stock option or warrant activity during the three months ended March 31, 2016 and 2015 and as of May 23, 2016 no options or warrants were outstanding.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the three months ended March 31, 2016 and 2015

6.  Related Party Transactions

Karma Black Box LLC (Karma)

During the period April 28, 2014 through March 31, 2016, the Company engaged the services of Karma, which became a Company stockholder as a result of the Exchange Agreement with Tiger Trade (Note 4), for application development services of the Company's Blackbox System technology.   Karma was issued 5,000,000 shares of Tiger Trade common stock in exchange for some of the services valued at $5,000.  At March 31, 2016 and December 31, 2015, there were no accounts payable owed to Karma.

G2 International, Inc. (G2)

G2, which does business as IPA Tech Group ("IPA") (Note 7), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company's  controlling stockholder. During the three months ended March 31, 2016 and 2015, G2 provided software development services to the Company totaling $0 and $3,000, respectively.  In 2016 G2/IPA refunded $50,750 of prepayments leaving a prepaid balance of $85,250 as of May 23, 2016.  During the three months ended March 31, 2016 and 2015 the Company incurred $0 and $30,077 of expenses with G2, respectively.  At March 31, 2016 and December 31, 2015, there were no accounts payable owed to G2.

7. Commitments and Contingencies

On April 28, 2014, Tiger Trade entered into a consulting agreement with G2, doing business as IPA, to render advice and reasonable assistance for a period of one year at a monthly fee of $8,500 plus any reasonable and actual costs incurred by IPA in connection with such services. G2 is wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company's  controlling stockholder.  On April 28, 2015 this agreement was extended for an additional one year term expiring on April 28, 2016. However, the consulting agreement was terminated by mutual agreement effective August 31, 2015.  During the three months ended March 31, 2016 and 2015, consulting fees incurred under this agreement totaled $0 and $25,500, respectively.

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas.  The sublease agreement expires March 31, 2020.  During the three months ended March 31, 2016 we incurred $10,676 in office rental expense.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company's financial statements.

8. Subsequent Events

On April 29, 2016 a third party advanced $50,000 to the Company in exchange for a six month secured promissory note accruing interest at a rate of 10% per annum, and secured by all assets and personal property of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

Overview

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

The Blackbox System is still in the development phase. The Company expects to complete development of the Blackbox System and the associated website/platform and interface in order to make it available to subscribers by the end of June 2016. The Blackbox System is expected to be sold on a monthly and/or annual subscription basis to individual consumers through our website/platform.

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203.  Our Common Stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. (the "OTC Pink") under the symbol "BLBX." Prior to March 9, 2016, our Common Stock was quoted under the symbol "SMQA."  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2016, the Company had an accumulated deficit of $757,506, and for the three months ended March 31, 2016, incurred net losses of $136,995.  Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.

Liquidity and Capital Resources

We are a development stage company and have not achieved any revenues as a result of our current business operations.  Since our inception, we have not attained a level of operations that allows us to meet our current overhead.  We do not contemplate attaining profitable operations until we execute plans to launch the Blackbox System, market and make it available for subscription to customers. Nevertheless, there can be no assurance that management will be able to successfully implement such plans and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, development and marketing expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.  These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of March 31, 2016, the Company's cash balance was $13,989. Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability.
Our ability to increase our revenue in order to maintain profitability is solely dependent upon the success of our planned efforts to finish development and market the Blackbox System to subscribers. We expect to complete development of the Blackbox System in order to make it available to subscribers by the end of June 2016. If subscriptions for the Blackbox System do not meet our revenue objectives, we will not be able to sustain profitability and will be required to obtain funds through debt or equity financing sources, however, there can be no assurance that management will be able to successfully obtain financing on acceptable terms.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016 and 2015, the Company had no revenue.  For the three months ended March 31, 2016, the Company had operating expenses totaling $136,995 compared to $54,373 for the same period in 2015, an increase of $82,622. This change is primarily a result of an increase in general and administrative expenses of approximately $90,123 due to our engagement of additional contractors to perform services for the Company. In addition, software development costs increased by $24,800 due to enhancements made to the Blackbox System to enable it to monitor and analyze additional stocks and exchanges.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2016 were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a material weakness in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company's current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our Company is a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the quarter ended March 31, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
3.1
Agreement and Plan of Merger dated February 8, 2016 by and between SMSA Ballinger Acquisition Corp. and Tiger Trade Technologies, Inc. (incorporated by reference to Exhibit 3.6 of the Company's Annual Report on Form 10-K filed with the Commission on April 14, 2016).

3.2
Articles of Merger as filed with the Secretary of State of the State of Nevada on February 9, 2016. (incorporated by reference to Exhibit 3.7 of the Company's Annual Report on Form 10-K filed with the Commission on April 14, 2016).

3.3
Certificate of Merger as filed with the Secretary of State of the State of Texas on February 9, 2016. (incorporated by reference to Exhibit 3.8 of the Company's Annual Report on Form 10-K filed with the Commission on April 14, 2016).

3.4
Certificate of Amendment to Articles of Incorporation dated effective March 9, 2016 (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K filed with the Commission on April 14, 2016).

10.1
Stock Cancellation Agreement dated February 10, 2016 by and between SMSA Ballinger Acquisition Corp and Gust C. Kepler (incorporated by reference to Exhibit 10.1 of the Company's Information Statement on Form 8-K filed with the Commission on February 10, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2016	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)