Form 10-Q
period 2016-06-30
BLACKBOXSTOCKS INC.
filed 2016-08-19
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock as of August 11, 2016 was 20,200,000.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015

	June 30,	December 31,
	2016	2015
	(unaudited)

Assets

Current assets:
Cash	$4,347	$60,286
Investments, trading	-	414
Prepaid expenses	-	3,414
Prepaid expenses, related parties (Note 6)	24,050	154,500
Total current assets	28,397	218,614

Property:
Computer and related equipment, net of depreciation of $2,578
at June 30, 2016 and $0 at December 31, 2015	12,887	15,465
Total property	12,887	15,465

Total Assets	$41,284	$234,079

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$79,819	$29,148
Accrued interest	861	-
Advances, related party (Note 6)	9,960	-
Notes payable (Note 7)	50,000	-
Total current liabilities	140,640	29,148

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at June 30, 2016
and December 31, 2015, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 20,000,000 and 20,835,010 issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	20,000	20,835
Additional paid in capital	800,442	799,607
Accumulated deficit	(924,798)	(620,511)
Total Stockholders' Equity	(99,356)	204,931

Total Liabilities and Stockholders' Equity	$41,284	$234,079

The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Statements of Operations
For the three and six months ended June 30, 2016 and 2015
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Cost of operations	-	-	-	-

Gross margin	-	-	-	-

Expenses:
Software development costs	42,449	23,376	89,321	45,447
General and administrative	123,555	42,648	212,388	74,950
Depreciation	1,289	-	2,578	-
Total operating expenses	167,293	66,024	304,287	120,397

Operating loss	(167,293)	(66,024)	(304,287)	(120,397)

Loss before income taxes	(167,293)	(66,024)	(304,287)	(120,397)

Income taxes	-	-	-	-

Net loss	$(167,293)	$(66,024)	$(304,287)	$(120,397)

Weighted average number of common
shares outstanding - basic	20,000,000	17,923,407	20,188,107	17,012,928

Net loss per share - basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Statements of Cash Flows
For the six months ended June 30, 2016 and 2015
(Unaudited)

	2016	2015
Cash flows from operating activities
Net loss	$(304,287)	$(120,397)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	2,578	-
Changes in operating assets and liabilities:
Investment, trading	414	-
Prepaid expenses	3,414	-
Prepaid expenses, related parties	130,450	(31,164)
Accounts payable	50,671	8,489
Accounts payable, related parties	-	(109,781)
Accrued interest	861
Net cash used in operating activities	(115,899)	(252,853)

Cash flows from investing activities
Purchases of fixed assets	-	(13,472)
Net cash used in investing activities	-	(13,472)

Cash flows from financing activities
Common stock issued for cash	-	560,000
Advances from shareholder	9,960	-
Proceeds from notes issued	50,000	-
Net cash provided by financing activities	59,960	560,000

Net increase(decrease) in cash	(55,939)	293,675

Cash - beginning of period	60,286	200,530
Cash - end of period	$4,347	$494,205

Supplemental disclosure-
Non-cash investing and financing activities:
Cancellation of common shares	$835	$-

The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2016 and 2015

1. Organization

Blackboxstocks Inc. was incorporated on October 4, 2011 under the laws of the State of Nevada under the name SMSA Ballinger Acquisition Corp. to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by a Plan of Reorganization (the "Plan of Reorganization") confirmed by the United States Bankruptcy Court For the Northern District of Texas for reorganization under Chapter 11 of the United States Bankruptcy Code.

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

2.  Going Concern

The Company is still developing its Blackbox System technology and associated website/platform and anticipates making it available to subscribers in September 2016.  The Company estimates additional costs of One Million Dollars ($1,000,000) to Two Million Dollars ($2,000,000) over the next twelve months to complete research and development, as well as provide capital to market, implement and maintain the Blackbox System.  Marketing for potential subscribers will begin when the Blackbox System becomes enterprise ready for subscriber sales.

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
For the three and six months ended June 30, 2016 and 2015

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

Recently Issued Accounting Pronouncements - During the six months ended June 30, 2016 and 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB"). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

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

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2016 and 2015

3. Summary of Significant Accounting Policies (Continued)

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock,  including stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore because including options and warrants issued would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements.  At June 30, 2016 the potential dilution would be 5,000,000 common shares in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.  The Company had no potential dilution as of June 30, 2015.

Revenue Recognition - The Company recognizes revenue from the sale of its subscriptions, when persuasive evidence of an arrangement exists, delivery and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.  As of June 30, 2016 the Company continues to develop its software and has generated no revenues.

4.   Stockholders' Equity

At December 31, 2015 the Company had authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as "Series A Convertible Preferred Stock" at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value ("Common Stock").  20,000,000 shares of Common Stock have been issued including 15,000,000 issued for proprietary assets contributed by our President and a third party vendor (Note 6).

Shares of Series A Convertible Preferred Stock have a $0.001 par value, do not accumulate dividends, and are convertible into shares of Common Stock on a one-for-one basis.  Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company's Common Stock.

On December 1, 2015, the Company entered into an Exchange Agreement, by and among, Tiger Trade, its Stockholders and the Company (Note 1). Under the terms and conditions of the Agreement, the Company offered and sold Seventeen Million Nine Hundred Thousand (17,900,000) newly issued shares of Company Common Stock and Five Million (5,000,000) newly issued shares of Company Series A Convertible Preferred Stock in consideration for all the issued and outstanding shares of Tiger Trade capital stock. The effect of the issuance was that Tiger Trade stockholders acquired approximately 85.91% of the issued and outstanding shares of Company Common Stock and 100% of the issued and outstanding shares of Company Preferred Stock. Tiger Trade became a wholly owned subsidiary of the Company as a result of the Exchange Agreement transaction.

 Tiger Trade was subsequently merged with and into the Company on February 9, 2016, at which time all of the outstanding capital stock of Tiger Trade outstanding immediately before the effective date were canceled, retired and ceased to exist.

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

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2016 and 2015

5.  Stock Options and Warrants

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in 'Additional Paid in Capital' at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders' equity.  There was no stock option or warrant activity during the six months ended June 30, 2016 and 2015 and as of August 15, 2016 no options or warrants were outstanding.

6.  Related Party Transactions

During the quarter ended June 30, 2016, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $9,960 to the Company. The advance is unsecured and bears no interest.

During the period April 28, 2014 through March 31, 2016, the Company (and its predecessor, Tiger Trade) engaged the services of Karma Black Box LLC ("Karma"), which became a Company stockholder as a result of the Exchange Agreement (Note 4), for application development services of the Company's Blackbox System technology.   Karma was issued 5,000,000 shares of Tiger Trade common stock in exchange for some of the services valued at $5,000.  Karma's Tiger Trade shares were exchanged for Company Common Stock on a one-for-one basis under the terms of the Exchange Agreement. At June 30, 2016 and December 31, 2015, there was no accounts payable owed to Karma.

G2 International, Inc. ("G2"), which does business as IPA Tech Group ("IPA") (Note 8), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company's controlling stockholder. During the six months ended June 30, 2016 and 2015, G2 provided software development services to the Company totaling $0 and $3,000, respectively.  In 2016 G2/IPA refunded $154,500 of prepayments leaving a prepaid balance of $0 as of August 15, 2016.  During the six months ended June 30, 2016 and 2015 the Company incurred $0 and $64,736 of expenses with G2, respectively.  At June 30, 2016 and December 31, 2015, there was no accounts payable owed to G2.

7.  Notes Payable

On April 29, 2016 a third party advanced $50,000 to the Company in exchange for a six month promissory note accruing interest at a rate of 10% per annum and secured by all assets and personal property of the Company.  Accrued interest on the note was $861 as of June 30, 2016.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2016 and 2015

8. Commitments and Contingencies

On April 28, 2014, Tiger Trade entered into a consulting agreement with G2, doing business as IPA, to render advice and reasonable assistance for a period of one year at a monthly fee of $8,500 plus any reasonable and actual costs incurred by IPA in connection with such services. G2 is wholly owned Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company's controlling stockholder.  On April 28, 2015 this agreement was extended for an additional one year term expiring on April 28, 2016.  However, the consulting agreement was terminated by mutual agreement effective August 31, 2015.  During the six months ended June 30, 2016 and 2015, consulting fees incurred under this agreement totaled $0 and $51,000, respectively.

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas.  The sublease agreement expires March 31, 2020.  During the six months ended June 30, 2016 we incurred $21,448 in office rental expense.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company's financial statements.

9.  Subsequent Events

On July 22, 2016 and August 16, 2016, the Company entered into subscription agreements for the sale of a total of 220,000 shares of the Company's Common Stock at a price of $0.50 per share for aggregate proceeds of $110,000.  As of August 15, 2016, 200,000 of those shares have been issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

Overview

The Company is in the business of developing, marketing and distributing a real time analytical platform to serve as a tool for day traders and swing traders on the OTC Markets Group, Inc., NYSE, AMEX and NASDAQ markets. Our proprietary technology is an algorithm driven system (the "Blackbox System") that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our Blackbox System was designed to monitor and analyzes over 13,000 stocks on the NASDAQ, NYSE, AMEX and OTC markets simultaneously as our servers receive live feeds from these markets. We consider the Blackbox System technology to be among the most user-friendly of its kind.

The Blackbox System is still in the development phase. The Company expects to complete development of the Blackbox System and the associated website/platform and interface in order to make it available to subscribers by the end of September 2016. The launch date for our product was pushed back from our prior anticipated June 2016 date because additional features were added to the Blackbox System which are intended to enhance its appeal to users, such as an online chat feature for members and three additional scanning functions. The Blackbox System is expected to be sold on a monthly and/or annual subscription basis to individual consumers through our website/platform.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2016, the Company had an accumulated deficit of $924,798, and for the three and six months ended June 30, 2016, incurred net losses of $167,293 and $304,287, respectively.  Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

As of June 30, 2016, the Company's cash balance was $4,347. Management expects that the Company will need to raise significant additional capital to sustain operations until such time as the Company can achieve profitability.   Our ability to begin generating revenue with the goal of reaching profitability is solely dependent upon the success of our planned efforts to finish development and market the Blackbox System to subscribers. We expect to complete development of the Blackbox System in order to make it available to subscribers by the end of September 2016. If subscriptions for the Blackbox System do not meet our revenue objectives, we will not be able to reach or sustain profitability and will be required to obtain funds through debt or equity financing sources, however, there can be no assurance that management will be able to successfully obtain financing on acceptable terms.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

For the three months ended June 30, 2016 and 2015, the Company had no revenue.  For the three months ended June 30, 2016, the Company had operating expenses totaling $167,293 compared to $66,024 for the same period in 2015, an increase of $101,269. This change is primarily a result of an increase in general and administrative expenses of $80,907 primarily due to new expenses relating to payroll, consulting, rent, insurance and marketing, as well as increased accounting, legal and transfer agent expenses. In addition, software development costs increased by $19,073, from $23,376 to $42,449 for the second quarter ended June 30, 3015 and 2016, respectively, which were attributable to new costs of data feeds that were necessary for the BlackBox System to receive and derive information for its analytics and associated data used in conjunction with development of  the Blackbox System, as well as costs associated with development of new features and readying the Blackbox System for market.

Comparison of Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016 and 2015, the Company had no revenue.  For the six months ended June 30, 2016, the Company had operating expenses totaling $304,287 compared to $120,397 for the same period in 2015, an increase of 183,890. This change is primarily a result of an increase in general and administrative expenses of approximately $137,439 primarily due to new expenses relating to payroll, consulting, rent, insurance and marketing, as well as increased accounting, legal and transfer agent expenses. In addition, software development costs increased by $43,874, from $45,447 to $89,321 for the six months ended June 30, 3015 and 2016, respectively, which were attributable to new costs of data feeds that were necessary for the BlackBox System to receive and derive information for its analytics and associated data used in conjunction with development of the Blackbox System, as well as costs associated with development of new features and readying the Blackbox System for market.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2016 were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

We did not issue any unregistered securities during the three months ended June 30, 2016. Subsequent to the end of our second fiscal quarter, we issued 220,000 shares of our Common Stock to two individual investors at a price of $0.50 per shares for aggregate proceeds of $110,000. As of August 15, 2016, 200,000 of such shares have been issued.

The Common Stock was privately offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Company reasonably believed that each of the purchasers of such securities had access to information concerning its operations and financial condition, was acquiring the securities for its own account and not with a view to the distribution thereof, and was an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no "general solicitation of investors" was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the documentation representing the securities bear legends and/or non-transfer provisions to that effect.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
10.1	Promissory Note dated April 29, 2016 in the principal amount of $50,000 payable to Pepperwood Capital Partners, LLC*
10.2	Security Agreement dated April 29, 2016 between the Company and Pepperwood Capital Partners, LLC*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
* Filed herewith.
**              Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2016	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
10.1	Promissory Note dated April 29, 2016 in the principal amount of $50,000 payable to Pepperwood Capital Partners, LLC*
10.2	Security Agreement dated April 29, 2016 between the Company and Pepperwood Capital Partners, LLC*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
* Filed herewith.
**              Furnished herewith