Form 10-Q
period 2016-09-30
BLACKBOXSTOCKS INC.
filed 2016-11-21
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock as of November 14, 2016 was 23,020,000.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
	(unaudited)

Assets

Current assets:
Cash	$28,867	$60,286
Investments, trading	-	414
Accounts receivable	3,501	-
Prepaid expenses	3,779	3,414
Prepaid expenses, related parties (Note 6)	24,050	154,500
Total current assets	60,197	218,614

Property:
Computer and related equipment, net of depreciation of $3,866
at September 30, 2016 and $0 at December 31, 2015	11,599	15,465
Total property	11,599	15,465

Total Assets	$71,796	$234,079

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$124,699	$29,148
Unearned subscriptions	14,323	-
Accrued interest	2,139	-
Advances, related party (Note 6)	29,042	-
Notes payable (Note 7)	50,000	-
Total current liabilities	220,203	29,148

Commitments and contingencies (Note 8)

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares
issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at September 30, 2016
and December 31, 2015, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 20,220,000 and 20,835,010 issued and outstanding at
September 30, 2016 and December 31, 2015, respectively	20,220	20,835
Additional paid in capital	910,222	799,607
Accumulated deficit	(1,083,849)	(620,511)
Total Stockholders' Equity (Deficit)	(148,407)	204,931

Total Liabilities and Stockholders' Equity (Deficit)	$71,796	$234,079

The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Revenue	$19,540	$-	$19,540	$-

Cost of operations	15,633	-	15,633	-

Gross margin	3,907	-	3,907	-

Expenses:
Software development costs	35,445	76,860	124,764	122,307
General and administrative	124,013	47,942	335,497	122,892
Depreciation	1,289	-	3,866	-
Total operating expenses	160,747	124,802	464,127	245,199

Operating loss	(156,840)	(124,802)	(460,220)	(245,199)

Interest expense	3,118	-	3,118	-

Loss before income taxes	(159,958)	(124,802)	(463,338)	(245,199)

Income taxes	-	-	-	-

Net loss	$(159,958)	$(124,802)	$(463,338)	$(245,199)

Weighted average number of common
shares outstanding - basic	20,164,565	17,618,880	20,180,202	17,217,132

Net loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	2016	2015
Cash flows from operating activities
Net loss	$(463,338)	$(245,199)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	3,866	-
Changes in operating assets and liabilities:
Investment, trading	414	-
Accounts receivable	(3,501)	-
Prepaid expenses	(365)	-
Prepaid expenses, related parties	130,450	(119,764)
Accounts payable	95,551	(888)
Accounts payable, related parties	-	(102,428)
Unearned subscriptions	14,323
Accrued interest	2,139	-
Net cash used in operating activities	(220,461)	(468,279)

Cash flows from investing activities
Purchases of fixed assets	-	(15,465)
Net cash used in investing activities	-	(15,465)

Cash flows from financing activities
Common stock issued for cash	110,000	760,000
Preferred stock issued for cash	-	5,000
Payment for cancellation of common stock	-	(245,000)
Advances from shareholder	29,042	-
Proceeds from notes issued	50,000	-
Net cash provided by financing activities	189,042	520,000

Net increase (decrease) in cash	(31,419)	36,256

Cash - beginning of period	60,286	200,530
Cash - end of period	$28,867	$236,786

Supplemental disclosure-
Non-cash investing and financing activities:
Cancellation of common shares	$835	$-
The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

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

2.  Going Concern

The Company has developed its Blackbox System technology and associated website/platform which it made available to subscribers in September 2016.  The Company estimates additional costs of One Million Dollars ($1,000,000) to Two Million Dollars ($2,000,000) over the next twelve months to continue research and development, as well as provide capital to market, implement and maintain the Blackbox System.  Marketing expenditures to facilitate adoption by potential subscribers are expected to increase now that the Blackbox System web application has been deemed by management to be enterprise ready for subscriber sales.

We cannot provide any assurances that the Company will be able to secure sufficient funds to satisfy our cash requirements for the next twelve months, nor that we will be successful in our endeavors to market the Blackbox System web application.  The inability to secure additional funds may have a material adverse effect on the Company.  The Company currently anticipates raising any additional amounts necessary to implement our plans through debt and/or equity financing from the sale of Company Common Stock and reinvestment of profits generated through Blackbox System web application subscription revenues.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

2.  Going Concern (Continued)

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern.  There is no assurance that the Company will be successful in its efforts to raise funds through sales of stock or obtain debt financing or generate subscription revenues sufficient to meet our capital needs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

3. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2016.

Basis of Presentation - The accompanying financial statements were prepared in conformity with GAAP.

Use of Estimates – Blackboxstocks' financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements - During the nine months ended September 30, 2016 and 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB"). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

Property and Equipment - Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in house system analysts and outside contractors.  The Company's Blackbox System software is still in development and will be expensed until the software reaches technological feasibility.

The Company's property and equipment acquired during 2015 was placed in service effective January 1, 2016 and depreciated on the straight line basis over an estimated useful life of three years beginning in 2016.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

3. Summary of Significant Accounting Policies (Continued)

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock,  including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements.  At September 30, 2016 and 2015, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Revenue Recognition - The Company recognizes revenue from the sale of subscriptions for the use of the Blackbox System web application, when persuasive evidence of an arrangement exists, delivery and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.  During the quarter ended September 30, 2016 the Company launched its Blackbox System web application and began generating subscription sales revenue.

4.   Stockholders' Equity

At December 31, 2015 the Company had authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as "Series A Convertible Preferred Stock" at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value ("Common Stock").  As of September 30, 2016, there were 20,220,000 shares of Common Stock issued and outstanding, including 15,000,000 shares issued in exchange for proprietary assets contributed by our President and a third party vendor (Note 6).

Shares of Series A Convertible Preferred Stock have a $0.001 par value, do not accumulate dividends, and are convertible into shares of Common Stock on a one-for-one basis.  Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company's Common Stock.

On December 1, 2015, the Company entered into an Exchange Agreement with Tiger Trade and its Stockholders (Note 1). Under the terms and conditions of the Exchange Agreement, the Company offered and sold Seventeen Million Nine Hundred Thousand (17,900,000) newly issued shares of Company Common Stock and Five Million (5,000,000) newly issued shares of Company Series A Convertible Preferred Stock in consideration for all the issued and outstanding shares of Tiger Trade capital stock. The effect of the issuance was that Tiger Trade stockholders acquired approximately 85.91% of the issued and outstanding shares of Company Common Stock and 100% of the issued and outstanding shares of Company Series A Convertible Preferred Stock. Tiger Trade became a wholly owned subsidiary of the Company as a result of the Exchange Agreement transaction.

Tiger Trade was subsequently merged with and into the Company on February 9, 2016, at which time all of the outstanding shares of capital stock of Tiger Trade outstanding immediately before the effective date were canceled, retired and ceased to exist.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

4.   Stockholders' Equity (Continued)

On February 10, 2016, the Company entered into a Stock Cancellation Agreement with Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, pursuant to which Mr. Kepler cancelled and forfeited 835,010 shares of the Company's Common Stock.

During the quarter ended September 30, 2016, the Company issued a total of 220,000 shares of Common Stock at a cash price of $0.50 per share for a total of $110,000. However, the Company subsequently honored a request by one investor to rescind the purchase of 200,000 of such shares of Common Stock on October 28, 2016 (Note 9).

5.  Stock Options and Warrants

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in 'Additional Paid in Capital' at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders' equity.  There was no stock option or warrant activity during the nine months ended September 30, 2016 and 2015 and as of November 14, 2016 no options or warrants were outstanding.

6.  Related Party Transactions

During the quarter ended September 30, 2016, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $19,082 to the Company. The advance is unsecured and bears no interest.

During the period April 28, 2014 through March 31, 2016, the Company (and its predecessor, Tiger Trade) engaged the services of Karma Black Box LLC ("Karma"), which became a Company stockholder as a result of the Exchange Agreement (Note 4), for application development services of the Company's Blackbox System technology.   Karma was issued 5,000,000 shares of Tiger Trade common stock in exchange for some of the services valued at $5,000.  Karma's Tiger Trade shares were exchanged for Company Common Stock on a one-for-one basis under the terms of the Exchange Agreement.  At September 30, 2016 and December 31, 2015, there was no accounts payable owed to Karma.

G2 International, Inc. ("G2"), which does business as IPA Tech Group ("IPA") (Note 8), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company's controlling stockholder. During the nine months ended September 30, 2016 and 2015, G2 provided software development services to the Company in exchange for fees totaling $0 and $3,000, respectively.  In 2016 G2/IPA refunded $130,450 of prepayments leaving a prepaid balance of $24,050 as of November 14, 2016.  During the nine months ended September 30, 2016 and 2015, the Company incurred $0 and $126,051 of expenses with G2, respectively.  At September 30, 2016 and December 31, 2015, there were no accounts payable owed to G2.

7.  Notes Payable

On April 29, 2016 a third party advanced $50,000 to the Company in exchange for a six month promissory note accruing interest at a rate of 10% per annum and secured by all assets and personal property of the Company.  Accrued interest on the note was $2,139 as of September 30, 2016.

Blackboxstocks Inc. (formerly SMSA Ballinger Acquisition Corp.) and Subsidiary
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

8.  Commitments and Contingencies

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas.  The sublease agreement expires March 31, 2020.  During the nine months ended September 30, 2016 we incurred $33,742 in office rental expense.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company's financial statements.

9.  Subsequent Events

On October 26, 2016, Blackboxstocks Inc. entered into a Stock Purchase Agreement (the "Purchase Agreement") with a resident of Singapore (the "Investor"), pursuant to which the Company sold 3,000,000 shares of the Company's Common Stock in a private offering to the Investor at a price of $0.50 per share, for total consideration to the Company of $1,500,000.

On October 28, 2016 the Company entered into a Rescission and Release Agreement with an investor pursuant to which the Company granted rescission of the purchase of 200,000 of such shares of Common Stock purchased on July 22, 2016.

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

The Company launched its Blackbox System web application and made it available to subscribers in September 2016. Subscriptions for the use of the Blackbox System web application are sold on a monthly and/or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com. As of September 30, 2016, we sold 230 monthly and 23 annual subscriptions.

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203.  Our Common Stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. (the "OTC Pink") under the symbol "BLBX." Prior to March 9, 2016, our Common Stock was quoted under the symbol "SMQA."  Our corporate website is located at http://www.blackboxstocks.com.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2016, the Company had an accumulated deficit of $1,083,849, and for the three and nine months ended September 30, 2016, incurred net losses of $159,958 and $463,338, respectively.  Management expects that the Company may need to raise additional capital to sustain operations until such time as the Company can achieve profitability.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Liquidity and Capital Resources

Since our inception, we have not attained a level of operations that allows us to meet our current overhead.  We do not contemplate attaining profitable operations until we complete the development of the Blackbox System web application and execute plans to market the Blackbox System. Nevertheless, there can be no assurance that management will be able to successfully implement such plans and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, development and marketing expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.  These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of September 30, 2016, the Company's cash balance was $28,867. Management expects that the Company will need to raise significant additional capital to sustain operations until such time as the Company can achieve profitability.   Our ability to generate revenue with the goal of reaching profitability is solely dependent upon the success of our planned efforts to finish development and continue to market the Blackbox System to subscribers. If subscriptions for the Blackbox System do not meet our revenue objectives, we will not be able to reach or sustain profitability and will be required to obtain funds through debt or equity financing sources, however, there can be no assurance that management will be able to successfully obtain financing on acceptable terms.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016 the Company had revenues of $19,540 compared to no revenue and cost of operations of $15,633 compared to none for the same period in 2015.  For the three months ended September 30, 2016, the Company had operating expenses totaling $160,747 compared to $124,802 for the same period in 2015, an increase of $35,945. This change is primarily a result of an increase in general and administrative expenses of $76,071 due to new expenses relating to payroll, consulting, rent, insurance and marketing, as well as increased accounting, legal and transfer agent expenses. The increased general and administrative expenses were offset by a decrease in software development costs of $41,415, from $76,860 to $35,445 for the third quarter ended September 30, 2015 and 2016, respectively. The Company also recorded a depreciation expense of $1,289 for the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2016 and 2015

For the nine months ended September 30, 2016 the Company had revenues of $19,540 compared to no revenue and cost of operations of $15,633 compared to none during the same period in 2015.  For the nine months ended September 30, 2016, the Company had operating expenses totaling $464,127 compared to $245,199 for the same period in 2015, an increase of $218,928. This change is primarily a result of an increase in general and administrative expenses of $212,605 due to new expenses relating to payroll, consulting, rent, insurance and marketing, as well as increased accounting, legal and transfer agent expenses. Software development costs also increased by $2,457, from $122,307 to $124,764 for the nine month periods ended September 30, 2015 and 2016, respectively. The Company also recorded a depreciation expense of $3,866 for the nine months ended September 30, 2016.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2016 were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

During the three months ended September 30, 2016 we issued 220,000 shares of our Common Stock to two individual investors at a price of $0.50 per shares for aggregate proceeds of $110,000. Subsequent to the end of our third fiscal quarter, on October 28, 2016, the Company entered into a Rescission and Release Agreement with an investor pursuant to which the Company granted rescission of the purchase of 200,000 of such shares of Common Stock and refunded the investor's $100,000 purchase price.

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

November 21, 2016	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
* Filed herewith.
**              Furnished herewith