Form 10-K
period 2016-12-31
BLACKBOXSTOCKS INC.
filed 2017-04-12
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 726-9203

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (5,935,010 shares of common stock) as of June 30, 2016 was $15,431,026 (computed by reference to the price at which the common equity was last sold ($2.60) as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 14, 2017 was 23,110,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report”), the terms “we,” “us,” “our,” “Blackboxstocks,” or the “Company” refers to Blackboxstocks Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties described herein and actual results may differ materially from those included within the forward-looking statements. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Reverse Acquisition of Tiger Trade

On December 1, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), by and among the Company, Tiger Trade Technologies, Inc. (“Tiger Trade”), a Texas corporation and the stockholders of Tiger Trade.  Under the terms and conditions of the Exchange Agreement, the Company offered and sold Seventeen Million Nine Hundred Thousand (17,900,000) newly issued shares of Company Common Stock and Five Million (5,000,000) newly issued shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Company Preferred Stock”) in consideration for all the issued and outstanding shares of Tiger Trade capital stock. The effect of the issuance was that, upon closing of the Exchange Agreement transaction, former Tiger Trade stockholders held approximately 85.91% of the issued and outstanding shares of Company Common Stock and 100% of the issued and outstanding shares of Company Preferred Stock.

 As a condition precedent to consummation of the Exchange Agreement, Orsolya Peresztegi, the Company’s sole officer and director on the closing date of the transaction, effected the cancellation of Seven Million Ninety-Five Thousand Six Hundred Two (7,095,602) shares of Company Common Stock pursuant to a Cancellation Agreement effective as of the Exchange Agreement closing date. Under the terms of the Cancellation Agreement, Tiger Trade paid Ms. Peresztegi a cancellation fee of Two Hundred Forty-Five Thousand Dollars ($245,000).

As a result of the Exchange Agreement and Cancellation Agreement transactions described above, the Tiger Trade stockholders acquired as of the date the transaction closed, in the aggregate, approximately 88.64% of the issued and outstanding capital stock of the Company on a fully-diluted basis, and Tiger Trade became a wholly owned subsidiary of the Company.  Under the Exchange Agreement, (1) Orsolya Peresztegi, the Company’s sole officer on the closing date, resigned as an officer of the Company and Gust Kepler was appointed as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and (2) Mr. Kepler was appointed to serve as a director of the Company. Ms. Peresztegi subsequently resigned as a director of the Company effective January 4, 2016.

Merger of Tiger Trade into the Company

On February 8, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tiger Trade providing for the merger of Tiger Trade with and into the Company. At the effective time of the merger, the shares of Tiger Trade capital stock outstanding immediately before the effective time were canceled, retired and ceased to exist. The merger became effective February 9, 2016.

Name Change

The Company filed a Certificate of Amendment to its Articles of Incorporation effective as of March 9, 2016 changing the name of the Company to Blackboxstocks Inc.

Overview of Business

The Company is in the business of developing and marketing a real time analytical platform to serve as a tool for day traders and swing traders on the OTC Markets Group, Inc. (“OTC”), New York Stock Exchange (“NYSE”), American Stock Exchanges (“AMEX”) and NASDAQ markets. Our proprietary technology is an algorithm driven system (the “Blackbox System”) that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our Blackbox System platform employs predictive technology enhanced by artificial intelligence to find volatility and unusual market activity that can result in the rapid change in a stock’s price. The Blackbox System was designed to monitor and analyzes over 13,000 stocks on the NASDAQ, NYSE, AMEX and OTC markets simultaneously as our servers receive live feeds from these markets. We consider the Blackbox System technology to be among the most user-friendly of its kind.

Development of the Blackbox System

Our former subsidiary, Tiger Trade, began the development of the Blackbox System. Though the system was made available for use to US subscribing customers in September 2016, the Company is still in the process of developing the Blackbox System and its features. The Company (and Tiger Trade) has incurred approximately $185,324 and $319,935 in software development costs and expenses in 2015 and 2016, respectively. In order to provide for costs associated with maintaining the Blackbox System, we expect to require approximately $87,500 over the next 12 months. In October of 2016 we began designing and testing a version of the Blackbox System intended to function with information on securities listed on the Shanghai Stock Exchange and Hong Kong Stock Exchange. We are developing this new platform (“Asian Blackbox System”) with the intent of licensing this technology to be marketed to and used by customers in Asia. The Asian Blackbox System software is currently under development and we expect that it will be available for subscribers in late April 2017. We estimate the costs to be incurred in the development of the Asian Blackbox sytem to be approximately $37,500 over the next 12 months.

Marketing of the Blackbox System

The Company launched its Blackbox System web application and made it available to subscribers in September 2016. Use of the Blackbox System is sold on a monthly or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com. As of March 29, 2017, we have sold monthly for total revenues of $228,000 and annual subscriptions for total revenues of $37,000 since we made the system available for subscription. We believe our Blackbox System subscriptions are priced competitively with similar web-based trading tools. Since launch, we have marketed our system to potential subscribers via online marketing. Thus far we have achieved a majority of our subscriber base via a customer referral program. We have been offering certain subscribers the right to promote the Blackbox System and receive referral fees for subscribers generated from such subscribers’ effort. Generally, we pay referring subscribers $25 for each subscription generated and $25 for each month a referred subscriber continues its subscription. We have incurred $7,150 in customer referral expenditures. These equal approximately 2.6% of our sales revenues to date. We intend to expand the customer referral sales program as it has proven to be an extremely efficient form of advertising. Our future marketing efforts are expected to include, but will not be limited to, online affiliate marketing, banner advertising, social media, television and targeted email campaigns.

The Company is currently evaluating opportunities to engage with strategic marketing partners to exploit the Asian Blackbox System in the Asian market focusing on Mainland China. Utilizing local marketing partners is expected to limit the Company’s cost of marketing the Asian Blackbox System.

Intellectual Property

We rely on a combination of trademark and copyright laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product coding and marks. As of the date of this report, the Company has not yet registered any trademarks, copyrights or other intellectual property associated with our business.

Government Regulation and Approvals

The Company offers its subscribing customers a trading tool and not a trading platform, broker dealer or exchange, and therefore does not expect to be subject to regulatory oversight by the SEC, FINRA or other financial regulatory agencies. We are not aware of any governmental regulations or approvals required for the marketing or use of our Blackbox System or the services provided.

Competition

We operate in a highly competitive environment. The principal resources necessary for the development of investment software tools and services and knowledgeable personnel to conduct all phases of development and marketing operations are limited. We must compete for such resources with startups, major financial services companies and midsize competitors. Many of these competitors have financial and other resources substantially greater than ours. Our current operating and financial resources are not adequate to preclude any significant disruption of our operations.

We consider our platform unique and do not consider any trading tools or trading analytics software direct competitors of our Company. There are many trading tools on the current market often referred to as “scanners”, that provide features, functions and analytics similar to those of the Blackbox System. There are also many social media platforms that cater to stock traders that serve as real-time informational sources. However, we believe that our Blackbox System is the only platform that has successfully merged a comprehensive analytics system or “scanner” and a social media platform within the same “dashboard” allowing users to view the same real-time data in parallel. Our Blackbox System creates a unique community for traders that can all share the same information and analyze this information on an identical analytics in real-time. We also consider our system unique because our predictive algorithms automatically populate alerts for active stocks with high probability of short-term gains. In spite of these factors that differentiate us, there are three companies that we believe could be considered competitors due to some like features and retail price point: Trade Ideas, Madscan, and Wizetrade.

Employees

As of the date hereof, the Company has three full-time employees, including Gust Kepler who serves as our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary, Jeff Sharrock, who serves as Vice President of Operations and an administrative (non-officer) employee.

Additional Information

We file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and disclose certain material events in a current report on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We make available, free of charge on our website (http://www.blackboxstocks.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and any amendments to such reports) as soon as reasonably practical after such reports are filed. Information contained on or connected to our website is not incorporated by reference into this report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 1A.	RISK FACTORS

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space leased by G2 International, Inc. (“G2”), a company controlled by Gust Kepler who serves as our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary. Tiger Trade (our former subsidiary that was merged with and into the Company) entered a Sublease Agreement (the “Sublease”) with G2 International, Inc. effective July 1, 2015, subject to the terms and conditions of the Office Lease dated March 26, 2015 (the “Office Lease”) between G2 International, Inc. and Teachers Insurance and Annuity Association of America, for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. The Sublease began on July 1, 2015 and terminates upon the termination of the Office Lease, which expires March 31, 2020. Under the terms of the Sublease, the Company is obligated to pay the full monthly rent specified in the Office Lease, which was $40,179 in 2016, and is $41,680 in 2017, $43,182 in 2018, $44,684 in 2019 and $11,265 in 2020.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Pink”) under the symbol “BLBX.” Prior to March 9, 2016, our Common Stock was quoted under the symbol “SMQA.” The following table shows the reported high and low closing bid prices per share for our Common Stock based on information provided by the OTC Pink. The over-the-counter market quotations set forth for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2016	3.50	2.74
September 30, 2016	3.15	2.60
June 30, 2016	3.20	2.15
March 31, 2016	2.15	1.90
December 31, 2015	0.03	0.03
September 30, 2015	0.03	0.01
June 30, 2015	0.01	0.01
March 31, 2015	0.00	0.00

On March 13, 2017, the last closing bid price per share for our Common Stock reported by the OTC Pink was $3.50.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 14, 2017, we had 635 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of March 14, 2017, we had 23,110,000 shares of our Common Stock issued and outstanding.

Dividends

We have not declared any dividends on our Common Stock and do not anticipate that we will declare or pay any dividends on our Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

On December 12, 2016 we issued 90,000 shares of our Common Stock to an individual investor at a price of $0.50 per shares for proceeds of $45,000. The Common Stock was privately offered and sold in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act. The Company reasonably believed that the purchaser of such securities had access to information concerning its operations and financial condition, was acquiring the securities for its own account and not with a view to the distribution thereof, and was an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no "general solicitation of investors" was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the documentation representing the securities bear legends and/or non-transfer provisions to that effect.

All of the Company’s other recent sales of unregistered securities within the past three years have been previously reported as required in Quarterly Reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K. References in this section to “we,” “us,” “our” or “Blackboxstocks” are to the consolidated business of Tiger Trade.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company launched its Blackbox System web application and made it available to subscribers in September 2016. Use of the Blackbox System is sold on a monthly or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com.

Basis of Presentation of Financial Information

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At December 31, 2016, the Company had an accumulated deficit of $1,432,844 and for the years ended December 31, 2016 and 2015, the Company incurred net losses of $812,333 and $423,480, respectively. Management’s plans with respect to operations include the aggressive marketing of subscriptions for the Blackbox System both domestically and abroad and raising additional capital through sales of equity or debt securities to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2017 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2016 and through March 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Property and Equipment

The Company’s property and equipment acquired during 2015 was placed in service effective January 1, 2016 and is depreciated on the straight-line basis over an estimated useful life of three years beginning in 2016.

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

Earnings or (Loss) Per Share

Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of Common Stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential Common Stock, including stock options and warrants, in the weighted average number of Common Stock shares outstanding for the period.  Therefore because including options and warrants issued would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At December 31, 2016 and 2015, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Share-Based Payment

Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share based payments were issued for the years ended December 31, 2016 and 2015.

Revenue Recognition

The Company recognizes revenue from the sale of subscriptions for the use of the Blackbox System web application, when persuasive evidence of an arrangement exists, delivery and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the quarter ended September 30, 2016 the Company launched its Blackbox System web application and began generating subscription sales revenues.

Software Development Costs

The Company is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in-house system analysts and outside contractors. Under the guidelines of ASC Topic 985, Software, the cost of the Company’s Blackbox System was expensed during development. The Blackbox System software for use in the US reached technical feasibility in August 2016 and was made available to subscribers beginning September 1, 2016. The Blackbox System for use in China remains under development and had not reached technical feasibility at December 31, 2016. In accordance with ASC Topic 985 these costs were expensed.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Liquidity and Capital Resources

The Company launched its Blackbox System web application and made it available to subscribers in September 2016 and we have not yet attained a level of subscription sales revenue that would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the end of the second quarter of 2017, nor is there any assurance that such an operating level can ever be achieved. Unless there is a significant change in cash requirements, the Company has sufficient working capital to fund any operating deficiencies and future development costs until the end of 2018.

At December 31, 2016, the Company had a cash balance of $703,638 and our working capital was $930,934 as compared to a cash balance of $60,286 and working capital of $189,466 at December 31, 2015.

During the year ended December 31, 2016, the Company raised an aggregate of $1,555,000 through a private offering of Company Common Stock at $0.50 per share.

On April 29, 2016 a third party advanced $50,000 to the Company in exchange for a six-month promissory note accruing interest at a rate of 10% per annum and secured by all assets and personal property of the Company. The principal and accrued interest on the note of $2,500 was paid in full as of December 31, 2016.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

For the years ending December 31, 2016 and 2015, the Company’s revenue totaled $94,668 and $0, respectively, for which its respective costs of revenues totaled $78,073 and $0. The increase in revenue and costs of operations are the result of the Company’s launch of its Blackbox System web application for subscription in September 2016. The costs of operations includes costs to provide the web application to subscribers, the majority of which is data feed expense for exchange information of approximately $63,000.

For the year ending December 31, 2016, the Company had operating expenses totaling $825,233 compared to $423,480 for the same period in 2015, an increase of $401,753. This change is primarily a result of an increase in general and administrative expenses of approximately $261,806 which includes an increase in salary and related expenses of approximately $51,000, office lease expensese of approximately $24,000 and expenditures for development of marketing materials of approximately $29,000. Telecom, internet and related computer expenses also increased approximately $39,000, and legal and accounting expenses related to audits and regulatory filings increased approximately $57,000. In addition, software development costs increased approximately $134,611 due to continued development of the Blackbox System to enable it to monitor and analyze additional stocks and exchanges. These costs represent the costs of development incurred through August 2016 to prepare the software for marketability. The Company also recorded depreciation expense of $5,336 for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are presented beginning on Page F-1, and are incorporated herein by this reference.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2016 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, Gust Kepler, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2016, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals currently serve as the sole director and executive officers of our Company. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Sole Director and Executive Officers	Age	Date of Appointment	Position(s) Held
Gust Kepler	52	December 1, 2015	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary
Jeff Sharrock	52	January 1, 2016	Vice President of Operations

Gust Kepler, was appointed to serve as a director and our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 1, 2015. Mr. Kepler also serves as the President of G2 International, Inc. (“G2”). G2 is a consulting firm with expertise in investment banking founded by Mr. Kepler in 2002. G2’s primary focus is taking private companies public and providing advice regarding capitalization, strategic planning and investor relations. Prior to founding G2, Mr. Kepler founded Parallax Entertainment, Inc. (“Parallax”) in 1996. Parallax was an independent record label, online promotional vehicle and e-commerce solution for musicians on the Internet. Mr. Kepler managed all aspects of the label including A&R, production, marketing and distribution. In 2000, Mr. Kepler successfully completed a direct public offering for the company and Parallax subsequently became a publicly traded company on the OTC Bulletin Board. Mr. Kepler was also the cofounder of Glance Toys, Ltd. (“Glance Toys”) which was formed in 1990. Glance Toys designed, manufactured and marketed products classified in junior sporting goods category. Products included foam balls, flying discs and beach products, some of which received patents. Glance Toy’s products were sold nationally in prominent chains such as Wal-Mart, Target, Toys R Us, 7-Eleven, and numerous other well known retailers.

Jeff Sharrock, was appointed to serve as our Vice President of Operations on January 1, 2016. Mr. Sharrock oversees accounting, communications and IT solutions for the Company. He is also in charge of financial analysis, budgeting, compliance and corporate governance for Blackboxstocks.com. Prior to joining Blackboxstocks, Mr. Sharrock served as the Director of Operations for G2 International, Inc. G2 is an investment banking consulting firm specializing in taking private companies public and providing those companies with advice regarding capitalization, strategic planning and investor relations. Mr. Sharrock oversaw all aspects of daily operations and was heavily involved in the accounting and regulatory aspects of the company. He also served as the main point of contact for large G2 clients.

Involvement in Certain Legal Proceedings

Neither our sole director nor any executive officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has he been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2016, or written representations from certain reporting persons, other than as described below, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

Karma Black Box, LLC, a direct beneficial owner of more than 10% of our Company Common Stock, as of the date of this Report has failed to file a Form 3 to report ownership of its shares of the Company Common Stock.

Gust Kepler, our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary and direct beneficial owner of more than 10% of our Company Common Stock, filed one late Form 4 relating to a transfer of Common Stock on February 13, 2017 on February 27, 2017. Mr. Kepler has also failed to report a transfer of Common Stock on Form 4 that occurred on September 29, 2016. Since the September 29, 2016 transfer occurred, Mr. Kepler has delivered a stop transfer request on such transfer claiming that the consideration for the shares of Common Stock was never provided by the recipient.

Code of Ethics for Financial Executives

The Company has not yet adopted a Financial Code of Ethics applicable to our directors, officers and employees due to the fact that the Company only has one person (Gust Kepler) currently serving as a director and two persons (Gust Kepler and Jeff Sharrock) serving as executive officers. The Board of Directors plans to adopt a Code of Ethics as it deems appropriate, when and if it adds additional directors, officers and employees.

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

ITEM 11.                EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Year	Salary	All other Compensation (1)($)	Total ($)
Gust Kepler, Director, President, Chief Executive Officer, Chief Financial Officer and Secretary	2016 2015	$ 2,000 $ --	$ -- $ --	$ 2,000 $ --
Jeff Sharrock, Vice President of Operations	2016 2015	$ 67,000 $ 25,125	$ 1,500(2) $ --	$ 68,500 $ 25,125

(1)	Other than the remuneration discussed above, we have no retirement, pension, profit sharing, stock option or similar program for the benefit of the officers, directors or employees of the Company.
(2)	Reflects cash bonus payment.

Narrative Disclosure to Summary Compensation Table

We paid salaries to both of Named Executives in 2016 and to Mr. Sharrock in 2015, beginning on September 1 of that year. Mr. Kepler is paid an annual salary of $12,000 and Mr. Sharrock is paid an annual salary of $67,000. All compensation was paid in cash pursuant to standard Company payroll practices. We do not have arrangements with any of our employees, including the Named Executives, to pay or provide any non-cash compensation.

The Company has not entered into any other employment agreement or consulting agreement with any officer or director of the Company providing for compensation and all serve at the discretion of our Board of Directors.

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

 The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 23,110,000 shares of Common Stock and 5,000,000 shares of Preferred Stock outstanding as of March 14, 2016. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock
As a Group	Officers and Directors (1 person)	7,655,000	33%
As Individuals	Gust Kepler	7,655,000	33%
	Karma Black Box, LLC 2 Lake Forest Court Trophy Club, Texas 76262	5,000,000	22%
	Stephen Chiang 8 Kitchener Link City Square Residences #21-14 Singapore 207226	3,000,000	13%
Series A Preferred Stock
As a Group	Officers and Directors (1 person)	5,000,000	100%
As Individuals	Gust Kepler	5,000,000	100%

There are no arrangements, known to the Company, the operation of which would result in a change in control of the Company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On February 8, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tiger Trade, a wholly owned subsidiary of the Company, providing for the merger of Tiger Trade with and into the Company. At the effective time of the Merger, the shares of common stock and preferred stock of Tiger Trade outstanding immediately before the effective time were canceled, retired and ceased to exist. The Merger became effective February 9, 2016.

On February 10, 2016, the Company entered into a Stock Cancellation Agreement with Gust C. Kepler, a Director and the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, pursuant to which Mr. Kepler cancelled and forfeited 835,010 shares of the Company’s common stock, $.001 par value per share.

Director Independence

Our Board of Directors is currently composed of one member who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company does not currently maintain a separate audit committee. When necessary, the entire Board of Directors performs the tasks that would be required of an audit committee.  Our Board of Director’s policy is to pre-approve all audit, audit related and permissible non-audit fees and services provided by our independent registered public accounting firm.  Our Board of Directors pre-approved all of the fees described below.  Our Board of Directors also reviews any factors that could impact the independence of our independent registered public accounting firm in conducting the audit and receives certain representations from our independent registered public accounting firm towards that end.

On June 10, 2014 we engaged DKM Certified Public Accountants (“DKM”) as our independent registered accounting firm. On July 6, 2015, we were notified  by DKM that it was withdrawing from practice before the Securities and Exchange Commission and was resigning as our independent registered accounting firm as of July 3, 2015.  We then engaged Stevenson & Company CPAs LLC (“Stevenson”) on July 7, 2015 as our new independent registered public accounting firm to audit our financial statements for the year ended December 31, 2015.

Subsequent to the Tiger Trade exchange transaction, we were advised by the SEC that DKM’s privilege to appear or practice before the SEC had been suspended and that audit reports and consents rendered by DKM may not be included in filings on or after December 10, 2015.

On December 17, 2015 the Company terminated the engagement of Stevenson in favor of its decision to engage Turner, Stone & Company, L.L.P. (“Turner Stone”) as its new independent registered public accounting firm for geographic convenience. Subsequently, on December 18, 2015, the Company executed a letter agreement engaging Turner Stone as our independent registered accounting firm and Turner Stone rendered professional services for the audit of our annual financial statements for the years ended December 31, 2015 and 2016 contained in this Report.

Audit Fees

The aggregate fees billed by Turner Stone for professional services rendered for the audit of our annual financial statements for 2015 and 2016 and the reviews of the financial statements included in our Forms 10-Q and 8-K, or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $28,010 and $28,560, respectively.

The aggregate fees billed by DKM for professional services rendered for the audit of our annual financial statements for 2015 and 2016 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $6,500 and $0, respectively.

Audit-Related Fees

No fees or expenses were billed by Turner Stone or DKM in fiscal years 2015 or 2016 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by Turner Stone or DKM in fiscal years 2015 or 2016 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2015 or 2016 fiscal years for any other products or professional services rendered by Turner Stone or DKM other than as described above.

PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
2.1	Form of Share Exchange Agreement dated December 1, 2015, by and among SMSA Ballinger Acquisition Corp., Tiger Trade Technologies, Inc. and the stockholders of Tiger Trade (incorporated by reference to Exhibit 2.1 of the Company’s Information Statement on Form 8-K filed with the Commission on December 7, 2015).
3.1	Certificate of Designation of Series A Preferred Stock dated December 1, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Information Statement on Form 8-K filed with the Commission on December 7, 2015).
3.2	Agreement and Plan of Merger dated February 8, 2016 by and between SMSA Ballinger Acquisition Corp. and Tiger Trade Technologies, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Information Statement on Form 8-K filed with the Commission on February 10, 2016).
3.3	Articles of Merger as filed with the Secretary of State of the State of Nevada on February 9, 2016. (incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).
3.4	Certificate of Merger as filed with the Secretary of State of the State of Texas on February 9, 2016. (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).
3.5	Certificate of Amendment to Articles of Incorporation dated effective March 9, 2016. (incorporated by reference to Exhibit 3.9 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).
10.1	Letter Agreement dated May 15, 2015 extending expiration of the Distributor Agreement dated August 1, 2013 between Snotarator LLC and SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2015).
10.2	Cancellation Agreement dated December 1, 2015 among SMSA Ballinger Acquisition Corp., Tiger Trade and Orsolya Peresztegi (incorporated by reference to Exhibit 10.1 of the Company’s Information Statement on Form 8-K filed with the Commission on December 7, 2015).
10.3	Termination of Distributorship Agreement and Release dated December 1, 2015 between SMSA Ballinger Acquisition Corp. and Snotarator LLC (incorporated by reference to Exhibit 10.8 of the Company’s Information Statement on Form 8-K filed with the Commission on December 7, 2015).
10.4	Termination of HFG Consulting Agreement and Release dated December 1, 2015 between SMSA Ballinger Acquisition Corp. and HFG Consulting, LLC. (incorporated by reference to Exhibit 10.9 of the Company’s Information Statement on Form 8-K filed with the Commission on December 7, 2015).
10.5	Stock Cancellation Agreement dated February 10, 2016 by and between SMSA Ballinger Acquisition Corp and Gust C. Kepler (incorporated by reference to Exhibit 10.1 of the Company’s Information Statement on Form 8-K filed with the Commission on February 10, 2016).
10.6	Sublease Agreement between G2 International, Inc. and Tiger Trade Technologies, Inc. dated July 1, 2015. (incorporated by reference to Exhibit 10.14 of the Company’s Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).
10.7	Promissory Note dated April 29, 2016 in the principal amount of $50,000 payable to Pepperwood Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2016).
10.8	Security Agreement dated April 29, 2016 between the Company and Pepperwood Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 of the Company’s Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2016).

10.9	Stock Purchase Agreement dated effective October 26, 2016, by and between Blackboxstocks Inc. and Stephen Chiang. (incorporated by reference to Exhibit 10.1 of the Company’s Information Statement on Form 8-K filed with the Commission on October 10, 2016).
10.10	Investor Rights Agreement dated October 26, 2016 between Blackboxstocks Inc. and Stephen Chiang. (incorporated by reference to Exhibit 10.2 of the Company’s Information Statement on Form 8-K filed with the Commission on October 10, 2016).
10.11	Right of First Refusal and Co-Sale Agreement dated October 26, 2016 among Blackboxstocks Inc., Stephen Chiang, Karma BlackBox, LLC and Gust C. Kepler. (incorporated by reference to Exhibit 10.3 of the Company’s Information Statement on Form 8-K filed with the Commission on October 10, 2016).
10.12	Employee Non-Compete Agreement dated October 21, 2016 between Blackboxstocks Inc. and Gust Kepler. (incorporated by reference to Exhibit 10.4 of the Company’s Information Statement on Form 8-K filed with the Commission on October 10, 2016).**
10.13	Employee Non-Compete Agreement dated October 21, 2016 between Blackboxstocks Inc. and Jeff Sharrock. (incorporated by reference to Exhibit 10.5 of the Company’s Information Statement on Form 8-K filed with the Commission on October 10, 2016).**
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Filed herewith.

** Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2017	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gust Kepler Gust Kepler	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 11, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Blackboxstocks Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Blackboxstocks Inc. and Subsidiary (the “Company”) at December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

s/Turner, Stone & Company, LLP

Certified Public Accountants

Dallas, Texas

April 6, 2017

Blackboxstocks Inc. and Subsidiary Consolidated Balance Sheets

December 31, 2016 and December 31, 2015

	2016	2015

Assets

Current assets:
Cash	$703,638	$60,286
Investments, trading	—	414
Accounts receivable	1,567	—
Advances, related party (Note 5)	42,690	—
Prepaid expenses	236,300	3,414
Prepaid expenses, related parties (Note 5)	36,700	154,500
Total current assets	1,020,895	218,614

Property:
Computer and related equipment, net of depreciation of $5,336 and $0
at December 31, 2016 and 2015, respectively	16,664	15,465
Total property	16,664	15,465

Total Assets	$1,037,559	$234,079

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$72,279	$29,148
Unearned subscriptions	17,682	—
Total current liabilities	89,961	29,148

Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares
issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at December 31, 2016
and 2015, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 23,110,000 and 20,835,010 issued and outstanding at
December 31, 2016 and 2015, respectively	23,110	20,835
Additional paid in capital	2,352,332	799,607
Accumulated deficit	(1,432,844)	(620,511)
Total Stockholders' Equity	947,598	204,931

Total Liabilities and Stockholders' Equity	$1,037,559	$234,079

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2016 and 2015

	2016	2015

Revenue	$94,668	$—

Cost of operations	78,073	—

Gross margin	16,595	—

Expenses:
Software development costs	319,935	185,324
General and administrative	499,962	238,156
Depreciation	5,336	—
Total operating expenses	825,233	423,480

Operating loss	(808,638)	(423,480)

Interest expense	3,695	—

Loss before income taxes	(812,333)	(423,480)

Income taxes	—	—

Net loss	$(812,333)	$(423,480)

Weighted average number of common
shares outstanding - basic	20,692,201	17,633,595

Net loss per share - basic	$(0.04)	$(0.02)

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2016 and 2015

	Series A Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance at December 31, 2014	—	$—	—	$—	16,400,000	$16,400	$298,600	$(197,031)	$(50,000)	$67,969

Issuance of shares in exchange for cash	—	—	—	—	1,600,000	1,600	798,400	—	—	800,000

Issuance of shares in exchange for cash	5,000,000	5,000	—	—	—	—	—	—	—	5,000

Retirement and cancellation of treasury shares	—	—	—	—	(100,000)	(100)	(49,900)	—	50,000	—

Issuance of shares by SMSA in reverse merger transaction	—	—	—	—	10,030,612	10,031	(9,589)	—	—	442

Purchase and cancellation of shares in exchange for cash	—	—	—	—	(7,095,602)	(7,096)	(237,904)	—	—	(245,000)

Net loss	—	—	—	—	—	—	—	(423,480)	—	(423,480)

Balance at December 31, 2015	5,000,000	$5,000	—	$—	20,835,010	$20,835	$799,607	$(620,511)	$—	$204,931

Retirement and cancellation of common shares	—	—	—	—	(835,010)	(835)	835	—	—	—

Issuance of shares in exchange for cash	—	—	—	—	3,310,000	3,310	1,651,690	—	—	1,655,000

Recission of shares in exchange for cash	—	—	—	—	(200,000)	(200)	(99,800)	—	—	(100,000)

Net loss	—	—	—	—	—	—	—	(812,333)	—	(812,333)

Balance at December 31, 2016	5,000,000	$5,000	—	$—	23,110,000	$23,110	$2,352,332	$(1,432,844)	$—	$947,598

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net loss	$(812,333)	$(423,480)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	5,336	—
Changes in operating assets and liabilities:
Investment, trading	414	(414)
Accounts receivable	(1,567)	—
Prepaid expenses	(232,886)	(3,414)
Prepaid expenses, related parties	117,800	(154,500)
Accounts payable	43,131	21,830
Accounts payable, related parties	—	(125,243)
Unearned subscriptions	17,682	—
Net cash used in operating activities	(862,423)	(685,221)

Cash flows from investing activities
Cash received in reverse merger transaction	—	442
Purchases of fixed assets	(6,535)	(15,465)
Net cash used in investing activities	(6,535)	(15,023)

Cash flows from financing activities
Common stock issued for cash	1,655,000	800,000
Preferred stock issued for cash	—	5,000
Payment for cancellation of common stock	(100,000)	(245,000)
Proceeds from notes payable	50,000	—
Repayment of notes payable	(50,000)	—
Cash advances from shareholder	108,235	—
Cash repayments to shareholder	(150,925)	—
Net cash provided by financing activities	1,512,310	560,000

Net increase(decrease) in cash	643,352	(140,244)

Cash - beginning of year	60,286	200,530
Cash - end of year	$703,638	$60,286

Supplemental disclosure-
Non-cash investing and financing activities:
Cancellation of common shares	$835	$—

Cancellation of treasury shares	$—	$50,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

1. ORGANIZATION

Blackboxstocks Inc. was incorporated on October 4, 2011 under the laws of the State of Nevada under the name SMSA Ballinger Acquisition Corp. to affect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by a Plan of Reorganization confirmed by the United States Bankruptcy Court for the Northern District of Texas for reorganization under Chapter 11 of the United States Bankruptcy Code.

On December 1, 2015, the Company entered into a Share Exchange Agreement (“Exchange Agreement”), by and among the Company, Tiger Trade Technologies, Inc. (“Tiger Trade”), a Texas corporation and the Stockholders of Tiger Trade. Tiger Trade had a total of 25 stockholders as of the date of the Exchange Agreement.

On February 8, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Tiger Trade, providing for the merger of Tiger Trade with and into the Company. At the effective time of the merger (February 9, 2016), the shares of Tiger Trade capital stock outstanding immediately before the effective time were canceled, retired and ceased to exist.

The Company filed a Certificate of Amendment to its Articles of Incorporation effective as of March 9, 2016, changing the name of the Company to Blackboxstocks Inc.

The Company is in the business of developing and marketing a real time analytical platform (the “Blackbox System”) to serve as a tool for day traders and swing traders on the OTC Markets Group, Inc. (“OTC”), NYSE, AMEX and NASDAQ markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”).

Use of Estimates. Blackboxstocks’ financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Cash. Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less.

Fair Value of Financial Instruments. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements. During the years ended December 31, 2016 and 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Property and Equipment. The Company’s property and equipment consists of computer servers and related equipment to facilitate the Blackbox System software, which was acquired during 2015 and placed in service effective January 1, 2016 and depreciated on the straight-line basis over an estimated useful life of three years.

Long-Lived Assets. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of its long-lived assets, including property, equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

Income Taxes. The Company will recognize deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

Earnings or (Loss) Per Share. Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At December 31, 2016 and 2015, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Payment. Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share based payments were issued for the years ended December 31, 2016 and 2015.

Revenue Recognition. The Company recognizes revenue from the sale of subscriptions for the use of the Blackbox System web application, when persuasive evidence of an arrangement exists, delivery and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. During the quarter ended September 30, 2016 the Company launched its Blackbox System web application and began generating subscription sales revenues.

Software Development Costs. The Company is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in-house system analysts and outside contractors. Under the guidelines of ASC Topic 985, Software, the cost of the Company’s Blackbox System was expensed during development. The Blackbox System software for use in the US reached technical feasibility in August 2016 and was made available to subscribers beginning September 1, 2016. The Blackbox System for use in China remains under development and had not reached technical feasibility at December 31, 2016. In accordance with ASC Topic 985 these costs were expensed.

Contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

3.   STOCKHOLDERS’ EQUITY

At December 31, 2016, the Company had authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”). As of December 31, 2016 and 2015 there were 23,110,000 and 20,835,100 shares of Common Stock issued and outstanding, respectively, including 15,000,000 shares issued in exchange for proprietary assets contributed by our President and a third-party vendor (Note 5).

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

3.   STOCKHOLDERS’ EQUITY (continued)

Shares of Series A Convertible Preferred Stock have a $0.001 par value, do not accumulate dividends, and are convertible into shares of Common Stock on a one-for-one basis. Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company’s Common Stock.

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

On February 10, 2016, the Company entered into a Stock Cancellation Agreement with Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, pursuant to which Mr. Kepler cancelled and forfeited 835,010 shares of the Company’s Common Stock.

During the year ended December 31, 2016, the Company issued a total of 3,310,000 shares of Common Stock at a cash price of $0.50 per share for a total of $1,655,000. However, the Company subsequently honored a request by one investor to rescind the purchase of 200,000 of such shares of Common Stock on October 28, 2016.

4. STOCK OPTIONS AND WARRANTS

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity. There was no stock option or warrant activity during the years ended December 31, 2016 and 2015 and as of March 21, 2017, no options or warrants were outstanding.

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

5.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company was advanced $150,925 by the Company and repaid $108,235. The remaining advance of $42,690 is unsecured and bears no interest.

During the period April 28, 2014 through March 31, 2016, the Company (and its predecessor, Tiger Trade) engaged the services of Karma Black Box LLC (“Karma”), which became a Company stockholder as a result of the Exchange Agreement (Note 1 and 3), for application development services of the Company’s Blackbox System technology. Karma was issued 5,000,000 shares of Tiger Trade common stock in exchange for some of the services valued at $5,000. Karma’s Tiger Trade shares were exchanged for Company Common Stock on a one-for-one basis under the terms of the Exchange Agreement. During the years ended December 31, 2016 and 2015, Karma was paid $46,500 and $22,556 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”) (Note 8), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. During the years ended December 31, 2016 and 2015, G2 provided software development services to the Company in exchange for fees totaling $0 and $3,000, respectively. In 2016 G2/IPA refunded $117,800 of prepayments for marketing services leaving a prepaid balance of $36,700 as of December 31, 2016. In addition, during the years ended December 31, 2016 and 2015 the Company incurred $0 and $82,456 of management fees and related expenses with G2, respectively. At December 31, 2016 and 2015, there were no accounts payable owed to G2.

6. NOTES PAYABLE

On April 29, 2016 a third party advanced $50,000 to the Company in exchange for a six-month promissory note accruing interest at a rate of 10% per annum and secured by all assets and personal property of the Company. The principal and accrued interest on the note of $2,500 was paid in full as of December 31, 2016.

7. COMMITMENTS AND CONTINGENCIES

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

2017       $41,680

2018       $43,182

2019       $44,684

2020       $11,265

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

7. COMMITMENTS AND CONTINGENCIES (continued)

During the years ended December 31, 2016 and 2015 we incurred $40,177 and $19,526, respectively, in office rental expense.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

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

During the years ended December 31, 2016 and 2015, a reconciliation of income tax expense at the statutory rate of 34% to income tax expense at the Company’s effective tax rate is as follows:

	2016	2015
Income tax benefit at statutory rate	$276,000	$144,000
Permanent differences	( -)	( -)
Change in valuation allowance	(276,000)	(144,000)
Provision for federal income taxes	$—	$—

At December 31, 2016 and 2015, the Company had approximately $1,433,000 and $620,000, respectively, of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. These losses may be used to offset future taxable income and, if not fully utilized, expire in the year 2036.

