Form 10-Q
period 2017-03-31
BLACKBOXSTOCKS INC.
filed 2017-05-15
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 726-9203
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the Registrant’s Common Stock as of May 5, 2017 was 23,110,000.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Blackboxstocks,” or the “Company” refers to Blackboxstocks Inc., a Nevada corporation.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, plans for proposed operations, descriptions of our strategies, our product and market development plans, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors including, but not limited to, the risks and uncertainties discussed in our other filings with the Securities Exchange Commission (“SEC”). We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blackboxstocks Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2017 (unaudited) and December 31, 2016

	March 31,	December 31,
	2017	2016

Assets

Current assets:
Cash	$570,940	$703,638
Accounts receivable	900	1,567
Advances, related party (Note 5)	36,474	42,690
Prepaid expenses	236,300	236,300
Prepaid expenses, related parties (Note 5)	36,700	36,700
Total current assets	881,314	1,020,895

Property:
Computer and related equipment, net of depreciation of $7,330 and $5,336
at March 31, 2017 and December 31, 2016, respectively	17,552	16,664
Total property	17,552	16,664

Total Assets	$898,866	$1,037,559

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$121,327	$72,279
Unearned subscriptions	21,740	17,682
Total current liabilities	143,067	89,961

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares
issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at March 31, 2017 and
December 31, 2016, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 23,110,000 issued and outstanding at March 31, 2017
and December 31, 2016, respectively	23,110	23,110
Additional paid in capital	2,352,332	2,352,332
Accumulated deficit	(1,624,643)	(1,432,844)
Total Stockholders' Equity	755,799	947,598

Total Liabilities and Stockholders' Equity	$898,866	$1,037,559

Blackboxstocks Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016

Revenue	$127,612	$—

Cost of operations	96,280	—

Gross margin	31,332	—

Expenses:
Software development costs	28,138	46,872
General and administrative	192,551	88,834
Depreciation	1,994	1,289
Total operating expenses	222,683	136,995

Operating loss	(191,351)	(136,995)

Interest expense	448	—

Loss before income taxes	(191,799)	(136,995)

Income taxes	—	—

Net loss	$(191,799)	$(136,995)

Weighted average number of common
shares outstanding - basic	23,110,000	20,376,213

Net loss per share - basic	$(0.01)	$(0.01)

Blackboxstocks Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities
Net loss	$(191,799)	$(136,995)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	1,994	1,289
Changes in operating assets and liabilities:
Accounts receivable	667	—
Prepaid expenses	—	3,414
Prepaid expenses, related parties	—	43,486
Accounts payable	49,048	42,509
Unearned subscriptions	4,058	—
Net cash used in operating activities	(136,032)	(46,297)

Cash flows from investing activities
Purchases of fixed assets	(2,882)	—
Cash advances from shareholder	20,000	—
Cash repayments to shareholder	(13,784)	—
Net cash provided by investing activities	3,334	—

Cash flows from financing activities
Net cash provided by financing activities	—	—

Net increase(decrease) in cash	(132,698)	(46,297)

Cash - beginning of period	703,638	60,286
Cash - end of period	$570,940	$13,989

Supplemental disclosure-
Non-cash investing and financing activities:
Cancellation of common shares	$—	$835

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

On December 1, 2015, the Company entered into a Share Exchange Agreement (“Exchange Agreement”), by and among the Company, Tiger Trade Technologies, Inc. (“Tiger Trade”), a Texas corporation and the stockholders of Tiger Trade. As a result of the Exchange Agreement transaction, the Tiger Trade stockholders acquired approximately 88.64% of the issued and outstanding capital stock of the Company, and Tiger Trade became a wholly owned subsidiary of the Company.

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

The Company is in the business of developing and marketing a real time analytical platform and subscription based service (the “Blackbox System”) to serve as a tool for day traders and swing traders on the OTC Markets Group, Inc. (“OTC”), NYSE, AMEX and NASDAQ markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2017.

Basis of Presentation - The accompanying financial statements were prepared in conformity with GAAP.

Use of Estimates - Blackboxstocks’ financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements - During the quarters ended March 31, 2017 and 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Property and Equipment - Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in house system analysts and outside firms. The Company’s Blackbox System software for use in China is still in development and will be expensed until the software reaches technological feasibility.

The Company’s property and equipment is being depreciated on the straight-line basis over an estimated useful life of three years.

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At March 31, 2017 and 2016, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Revenue Recognition - The Company recognizes revenue from the sale of subscriptions for the use of the Blackbox System web application, when persuasive evidence of an arrangement exists, delivery and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. The Company launched its Blackbox System web application and began generating subscription sales revenues during the quarter ended September 30, 2016.

Software Development Costs - Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in house system analysts and outside contractors. Under the guidelines of Accounting Standards Codification (“ASC”) Topic 985 the cost of the Company’s Blackbox System was expensed during development and the Blackbox System software for use in the US, reached technical feasibility in August 2016, became marketable and was made available to subscribers beginning September 1, 2016. The Blackbox System for use in China remains under development and has not reached technical feasibility at March 31, 2017. In continued accordance with ASC Topic 985 these costs were expensed.

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

3.   STOCKHOLDERS’ EQUITY

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

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

4. STOCK OPTIONS AND WARRANTS

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity. There was no stock option or warrant activity during the three months ended March 31, 2017 and 2016 and as of March 31, 2017, no options or warrants were outstanding.

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

5.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company was advanced $13,784 by the Company and repaid $20,000. The remaining advance of $36,474 is unsecured and bears no interest.

During the three months ended March 31, 2017 and 2016, the Company (and its predecessor, Tiger Trade) engaged the services of Karma Black Box LLC (“Karma”), which became a Company stockholder as a result of the Exchange Agreement (Note 1 and 3), for application development services of the Company’s Blackbox System technology. During the three months ended March 31, 2017 and 2016, Karma was paid $22,500 and $7,500 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. In 2016 G2/IPA refunded $117,800 of prepayments for marketing services leaving a prepaid balance of $36,700 as of March 31, 2017. At March 31, 2017 and 2016, there were no accounts payable owed to G2.

6. COMMITMENTS AND CONTINGENCIES

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. The sublease agreement expires March 31, 2020. During the three months ended March 31, 2017 and 2016 we incurred $11,814 and $10,676, respectively, in office rental expense.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

Overview

The Company is in the business of developing and marketing a real time analytical platform and service to serve as a tool for day traders and swing traders on the OTC Markets Group, Inc. (“OTC”), New York Stock Exchange (“NYSE”), American Stock Exchanges (“AMEX”) and NASDAQ markets. Our proprietary technology is an algorithm driven system (the “Blackbox System”) that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our Blackbox System platform employs predictive technology enhanced by artificial intelligence to find volatility and unusual market activity that can result in the rapid change in a stock’s price. The Blackbox System was designed to monitor and analyze over 13,000 stocks on the NASDAQ, NYSE, AMEX and OTC markets simultaneously as our servers receive live data feeds from such markets. We consider the Blackbox System technology to be among the most user-friendly of its kind.

The Company launched its Blackbox System web application and made it available to subscribers in September 2016. Subscriptions for the use of the Blackbox System web application are sold on a monthly and/or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com.

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Pink”) under the symbol “BLBX.” Prior to March 9, 2016, our Common Stock was quoted under the symbol “SMQA.” Our corporate website is located at http://www.blackboxstocks.com.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At March 31, 2017, the Company had an accumulated deficit of $1,624,643, and for the three months ended March 31, 2017, incurred net losses of $191,799. Management expects that the Company may need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2017.

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

At March 31, 2017, the Company had a cash balance of $570,940 and our working capital was $738,247 as compared to a cash balance of $13,989 and working capital of $53,760 at March 31, 2016.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016, the Company’s revenue totaled $127,612 and $0, respectively, for which our respective costs of revenues totaled $96,280 and $0. The increase in revenue and costs of operations are the result of the Company’s launch of our Blackbox System web application for subscription in September 2016. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $67,027 for the three months ended March 31, 2017. Other costs of operations included subscriber referral payments of approximately $8,460 and website design and maintenance costs of approximately $12,666.

For the three months ended March 31, 2017, the Company had operating expenses totaling $222,683 compared to $136,995 for the same period in 2016, an increase of $85,688. This change is primarily a result of an increase in general and administrative expenses of approximately $103,717 which includes an increase in salary and related expenses of approximately $2,763, an increase in office lease expenses of approximately $1,644, increased expenditures for development of marketing materials of approximately $15,992 and increases in travel and entertainment expenses of approximately $19,976. Telecom, internet and related computer expenses also increased approximately $51,526, and legal and accounting expenses related to audits and regulatory filings increased approximately $4,326. The Company also recorded depreciation expense of $1,994 for the three months ended March 31, 2017 compared to $1,289 for the three months ended March 31, 2016. The increase in general and administrative and depreciation expenses was offset by a decrease in software development costs of approximately $18,734.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2017 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

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

May 15, 2017	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*           Filed herewith.

**        Furnished herewith

