Form 10-Q
period 2017-06-30
BLACKBOXSTOCKS INC.
filed 2017-08-14
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of August 9, 2017 was 23,110,000.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blackboxstocks Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2017 (Unaudited) and December 31, 2016

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$386,470	$703,638
Accounts receivable	480	1,567
Advances, related party (Note 5)	79,678	42,690
Prepaid expenses	250,257	236,300
Prepaid expenses, related parties (Note 5)	36,700	36,700
Total current assets	753,585	1,020,895
Property:
Computer and related equipment, net of depreciation of $9,544 and $5,336
at June 30, 2017 and December 31, 2016, respectively	19,474	16,664
Software development, net of amortization of $563 and $0
at June 30, 2017 and December 31, 2016, respectively	8,437	—
Total property	27,911	16,664
Total Assets	$781,496	$1,037,559
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$208,683	$72,279
Unearned subscriptions	19,485	17,682
Unearned licensing fees	150,000	—
Total current liabilities	378,168	89,961
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares
issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at June 30, 2017 and
December 31, 2016, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 23,110,000 issued and outstanding at June 30, 2017
and December 31, 2016, respectively	23,110	23,110
Additional paid in capital	2,352,332	2,352,332
Accumulated deficit	(1,977,114)	(1,432,844)
Total Stockholders' Equity	403,328	947,598
Total Liabilities and Stockholders' Equity	$781,496	$1,037,559

 The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30

	2017	2016	2017	2016
Revenue	$196,945	$—	$324,558	$—
Cost of operations	133,192	—	229,472	—
Gross margin	63,753	—	95,086	—
Expenses:
Software development costs	204,590	42,449	232,728	89,321
General and administrative	208,340	123,555	400,891	212,388
Depreciation and amortization	2,777	1,289	4,771	2,578
Total operating expenses	415,707	167,293	638,390	304,287
Operating loss	(351,954)	(167,293)	(543,304)	(304,287)
Interest expense	518	—	966	—
Loss before income taxes	(352,472)	(167,293)	(544,270)	(304,287)
Income taxes	—	—	—	—
Net loss	$(352,472)	$(167,293)	$(544,270)	$(304,287)
Weighted average number of common
shares outstanding - basic	23,110,000	20,000,000	23,110,000	20,188,107
Net loss per share - basic	$(0.02)	$(0.01)	$(0.02)	$(0.02)

 The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities
Net loss	$(544,270)	$(304,287)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	4,771	2,578
Changes in operating assets and liabilities:
Investment, trading	—	414
Accounts receivable	1,087	—
Prepaid expenses	(13,957)	3,414
Prepaid expenses, related parties	—	130,450
Accounts payable	136,404	50,671
Accrued interest	—	861
Unearned subscriptions	1,803	—
Unearned licensing fees	150,000	—
Net cash used in operating activities	(264,162)	(115,899)

Cash flows from investing activities
Purchases of property	(16,018)	—
Cash advances from shareholder	20,000	9,960
Cash repayments to shareholder	(56,988)	—
Net cash provided by(used in) investing activities	(53,006)	9,960

Cash flows from financing activities
Proceeds from notes issued	—	50,000
Net cash provided by financing activities	—	50,000

Net increase(decrease) in cash	(317,168)	(55,939)

Cash - beginning of period	703,638	60,286
Cash - end of period	$386,470	$4,347

Supplemental disclosure-
Non-cash investing and financing activities:
Cancellation of common shares	$—	$835

 The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

The Company is in the business of developing and marketing a real time analytical platform and subscription based software as a service (the “Blackbox System”) to serve as a tool for day traders and swing traders on various securities exchanges and markets, including the OTC Markets Group, Inc. (“OTC”), the New York Stock Exchange, the NYSE MKT, LLC (formerly the American Stock Exchange), the NASDAQ markets, the Hong Kong Stock Exchange, the Shanghai Stock Exchange and the Shenzhen Stock Exchange.

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

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates - Blackboxstocks’ financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements - During the six months ended June 30, 2017 and 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Property and Equipment - Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in house system analysts and outside firms. The Company’s Blackbox System software for use in China was in development and costs expensed until the software reached technological feasibility in April 2017 and capitalized until May 15, 2017 when the Blackbox System for use in China was marketable.

The Company’s property and equipment is being depreciated on the straight-line basis over an estimated useful life of three years.

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At June 30, 2017 and 2016, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

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

In addition, the Company earns revenue from the licensing of its Blackbox System application for use in China, whereby a licensee is authorized to sell subscriptions for and sublicense the use of a version of the web application customized for analysis of data from certain Asian exchanges. A monthly licensing fee is charged to the licensee which began effective June 1, 2017.

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs - Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in house system analysts and outside contractors. Under the guidelines of Accounting Standards Codification (“ASC”) Topic 985 the cost of the Company’s Blackbox System was expensed during development and the Blackbox System software for use in the US, reached technical feasibility in August 2016, became marketable and was made available to subscribers beginning September 1, 2016. The Blackbox System for use in China achieved technical feasibility during the quarter and became marketable and available to subscribers effective May 15, 2017. In continued accordance with ASC Topic 985 these costs were expensed until technical feasibility was achieved, costs incurred until May 15, 2017 were capitalized and subsequently amortized.

3.   STOCKHOLDERS’ EQUITY

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock do not accumulate dividends and are convertible into shares of Common Stock on a one-for-one basis. Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company’s Common Stock.

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

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

4. STOCK OPTIONS AND WARRANTS

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity. There was no stock option or warrant activity during the six months ended June 30, 2017 and 2016 and as of August 14, 2017, no options or warrants were outstanding.

5.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company was advanced $56,988 by the Company and he repaid $20,000. The remaining advance of $79,678 is unsecured and bears no interest.

During the six months ended June 30, 2017 and 2016, the Company (and its predecessor, Tiger Trade) engaged the services of Karma Black Box LLC (“Karma”), which became a Company stockholder as a result of the Exchange Agreement (Note 1 and 3), for application development services of the Company’s Blackbox System technology. During the six months ended June 30, 2017 and 2016, Karma was paid $58,500 and $9,500 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. In 2016 G2/IPA refunded $117,800 of prepayments for marketing services leaving a prepaid balance of $36,700 as of June 30, 2017. At June 30, 2017 and 2016, there were no accounts payable owed to G2.

On August 9, 2017, we entered into a License Agreement (the “BBTR License”) with EIGH8T TECHNOLOGIES INC. (also known as Black Box Traders and referred to herein as “BBTR”), a British Virgin Island registered company, for the development, customization and license to use and sublicense a version of the Blackbox System (known as the “BBTR System”) with data from the HKEX, SSE and SZSE. Stephen Chiang, an individual citizen of Singapore who holds 3,000,000 of Company Common Stock (approximately 13% of the issued and outstanding Common Stock), is a principal of BBTR. On May 15, 2017 BBTR remitted an advance of $250,000 for license fees to be credited under the terms of the BBTR License and the Company has reported $100,000 of licensing revenue as of June 30, 2017.

6. COMMITMENTS AND CONTINGENCIES

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. The sublease agreement expires March 31, 2020. During the six months ended June 30, 2017 and 2016 we incurred $23,203 and $21,448, respectively, in office rental expense.

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

Overview

The Company is in the business of developing and marketing a real time analytical web based software as a service platform (the “Blackbox System”) that serves as a tool for day traders and swing traders on various securities exchanges and markets. Our proprietary Blackbox System technology is an algorithm driven system that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our Blackbox System platform employs predictive technology enhanced by artificial intelligence to find volatility and unusual market activity that can result in the rapid change in a stock’s price. The Blackbox System was initially designed to monitor and analyze over 13,000 stocks on the OTC Markets Group, Inc. (“OTC”), New York Stock Exchange (“NYSE”), the NYSE MKT, LLC (formerly the American Stock Exchange), and NASDAQ markets simultaneously as our servers receive live data feeds from such markets. We have also customized our Blackbox System to analyze data from the Hong Kong Stock Exchange (“HKEX”), Shanghai Stock Exchange (“SSE”) and Shenzhen Stock Exchange (“SZSE”) for license and use primarily in Asia. We consider the Blackbox System technology to be among the most user-friendly of its kind.

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016. Subscriptions for the use of the Blackbox System web application are sold on a monthly and/or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com.

On August 9, 2017, we entered into a License Agreement (the “BBTR License”) with EIGH8T TECHNOLOGIES INC. (referred to in the agreementas “BBTR”), a British Virgin Island registered company, for the development, customization and license to use and sublicense a version of the Blackbox System (known as the “BBTR System”) solely for use in connection with data from the HKEX, SSE and SZSE. The BBTR System was made available to BBTR on a trial basis beginning May 15, 2017 and launched for use by BBTR customers beginning on June 1, 2017. Stephen Chiang, an individual citizen of Singapore who holds 3,000,000 of Company Common Stock (approximately 13% of the issued and outstanding Common Stock), is a principal of EIGH8T TECHNOLOGIES INC.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At June 30, 2017, the Company had an accumulated deficit of $1,977,114 and for the three and six months ended June 30, 2017, incurred net losses of $352,472 and $544,270, respectively. Management expects that the Company may need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Liquidity and Capital Resources

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016 and we have not yet attained a level of subscription sales revenue that would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the end of the third quarter of 2017, nor is there any assurance that such an operating level can ever be achieved. Unless there is a significant change in cash requirements, the Company has sufficient working capital to fund any operating deficiencies and future development costs until the end of 2018.

At June 30, 2017, the Company had a cash balance of $386,470 and our working capital was $375,417 as compared to a cash balance of $4,347 and a working capital deficit of $112,243 at June 30, 2016.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

For the three months ended June 30, 2017 and 2016, the Company’s revenue totaled $196,945 and $0, respectively, for which our respective costs of revenues totaled $133,192 and $0. The increase in revenue and costs of operations are the result of the Company’s launch of our Blackbox System web application for subscription in September 2016. We also generated license fee revenues from the BBTR System which was made available on a trial basis in May 2017. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $81,686 for the three months ended June 30, 2017. Other costs of operations included subscriber referral payments of approximately $4,925 and website design and maintenance costs of approximately $46,581.

For the three months ended June 30, 2017, the Company had operating expenses totaling $415,707 compared to $167,293 for the same period in 2016, an increase of $248,414. This change is primarily a result of an increase in general and administrative expenses of approximately $84,785 which includes a decrease in salary and related expenses of approximately $3,430, an increase in other general office expenses of approximately $2,441, increased expenditures for development of marketing materials of approximately $43,809 and increases in travel and entertainment expenses of approximately $40,937. Telecom, internet and related computer expenses also decreased approximately $12,403, and legal and accounting expenses related to audits and regulatory filings increased approximately $13,431. The Company also recorded depreciation and amortization expense of $2,777 for the three months ended June 30, 2017 compared to $1,289 for the three months ended June 30, 2016. Software development costs also increased by approximately $162,141 from $42,449 for the three months ended June 30, 2016 compared to $204,590 for the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2017 and 2016

For the six months ended June 30, 2017 and 2016, the Company’s revenue totaled $324,558 and $0, respectively, for which our respective costs of revenues totaled $229,472 and $0. The increase in revenue and costs of operations are the result of the Company’s launch of our Blackbox System web application for subscription in September 2016. We also generated license fee revenues from the BBTR System which was made available on a trial basis in May 2017. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $148,713 for the six months ended June 30, 2017. Other costs of operations included subscriber referral payments of approximately $13,385 and website design and maintenance costs of approximately $67,374.

For the six months ended June 30, 2017, the Company had operating expenses totaling $638,390 compared to $304,287 for the same period in 2016, an increase of $334,103. This change is primarily a result of an increase in general and administrative expenses of approximately $188,503 which includes an increase in salary and related expenses of approximately $1,914, an increase in office lease expenses of approximately $2,012, increased other general office expense of approximately $3,095, increased expenditures for development of marketing materials of approximately $59,802 and increases in travel and entertainment expenses of approximately $59,822. Telecom, internet and related computer expenses also increased approximately $42,533, and legal and accounting expenses related to audits and regulatory filings increased approximately $19,325. The Company also recorded depreciation and amortization expense of $4,771 for the six months ended June 30, 2017 compared to $2,578 for the six months ended June 30, 2016. Software development costs increased approximately $143,407 from $89,321 for the six months ended June 30, 2016 compared to $232,728 for the six months ended June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2017 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
10.1	License Agreement dated August 9, 2017 between Blackboxstocks Inc. and EIGH8T TECHNOLOGIES INC.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

  *        Filed herewith.

**        Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2017	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	License Agreement dated August 9, 2017 between Blackboxstocks Inc. and EIGH8T TECHNOLOGIES INC.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

  *        Filed herewith.

**        Furnished herewith

