Form 10-Q
period 2017-09-30
BLACKBOXSTOCKS INC.
filed 2017-11-14
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of November 9, 2017 was 23,000,000.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blackboxstocks Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2017 (Unaudited) and December 31, 2016

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$163,913	$703,638
Investments, trading	931	—
Accounts receivable	800	1,567
Advances, related party (Note 5)	895	42,690
Prepaid expenses	458,481	236,300
Prepaid expenses, related parties (Note 5)	36,700	36,700
Total current assets	661,720	1,020,895
Property:
Computer and related equipment, net of depreciation of $11,906 and $5,336
at September 30, 2017 and December 31, 2016, respectively	16,706	16,664
Software development, net of amortization of $1688 and $0
at September 30, 2017 and December 31, 2016, respectively	7,312	—
Total property	24,018	16,664
Total Assets	$685,738	$1,037,559
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$442,490	$72,279
Unearned subscriptions	26,359	17,682
Total current liabilities	468,849	89,961
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares
issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at September
30, 2017 and December 31, 2016, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 23,000,000 and 23,110,000 issued and outstanding at
September 30, 2017 and December 31, 2016, respectively	23,000	23,110
Additional paid in capital	2,381,192	2,352,332
Accumulated deficit	(2,192,303)	(1,432,844)
Total Stockholders' Equity	216,889	947,598
Total Liabilities and Stockholders' Equity	$685,738	$1,037,559

The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Revenue:
Subscriptions	$84,279	$19,540	$308,837	$19,540
Licensing	300,000	—	400,000	—
Total revenues	384,279	19,540	708,837	19,540

Cost of operations	163,071	15,633	392,543	15,633

Gross margin	221,208	3,907	316,294	3,907

Expenses:
Software development costs	122,515	35,445	355,243	124,764
General and administrative	310,075	124,013	710,966	335,497
Depreciation and amortization	3,487	1,289	8,258	3,866
Total operating expenses	436,077	160,747	1,074,467	464,127

Operating loss	(214,869)	(156,840)	(758,173)	(460,220)

Interest expense	320	3,118	1,286	3,118

Loss before income taxes	(215,189)	(159,958)	(759,459)	(463,338)

Income taxes	—	—	—	—

Net loss	$(215,189)	$(159,958)	$(759,459)	$(463,338)

Weighted average number of common
shares outstanding - basic	23,107,609	20,164,565	23,109,194	20,180,202

Net loss per share - basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(unaudited)

	2017	2016
Cash flows from operating activities
Net loss	$(759,459)	$(463,338)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	8,258	3,866
Shares issued in exchange for services	96,250
Changes in operating assets and liabilities:
Investment, trading	(931)	414
Accounts receivable	767	(3,501)
Prepaid expenses	(222,181)	(365)
Prepaid expenses, related parties	—	130,450
Accounts payable	370,211	95,551
Accrued interest	—	2,139
Unearned subscriptions	8,677	14,323
Net cash used in operating activities	(498,408)	(220,461)

Cash flows from investing activities
Purchases of property	(15,612)	—
Cash repayments from shareholder	70,000	29,042
Cash advances to shareholder	(95,705)	—
Net cash provided by(used in) investing activities	(41,317)	29,042

Cash flows from financing activities
Common stock issued for cash	—	110,000
Proceeds from notes issued	—	50,000
Net cash provided by financing activities	—	160,000

Net increase(decrease) in cash	(539,725)	(31,419)

Cash - beginning of period	703,638	60,286
Cash - end of period	$163,913	$28,867

Supplemental disclosure-
Non-cash investing and financing activities:
Cancellation of common shares	$67,500	$835

The accompanying notes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

Recently Issued Accounting Pronouncements - During the nine months ended September 30, 2017 and 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No.2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption, but not before December 15, 2016, and permits the use of either a retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

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

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At September 30, 2017 and 2016, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

2. Summary of Significant Accounting Policies (continued)

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

Prepaid Expenses - Prepaid expenses are current assets created when the Company makes payments or incurs an obligation for expenses identified for a future period.  The Company has prepaid for marketing and advertising services to be used over approximately the next twelve months and expensed a prorated amount during the quarter ended September 30, 2017. In addition, the Company entered into a consulting services agreement for investor relations advisory services for the period August 11, 2017 through February 10, 2018.

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

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

3.   Stockholders’ Equity (continued)

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

On September 28, 2017, the Company entered into a Stock Repurchase and Cancellation Agreement with Gust Kepler, a Director and the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, pursuant to which the Company repurchased 110,000 shares of Common Stock of the Company in exchange for cancellation and forgiveness of debt obligations owed by Mr. Kepler to the Company for advances in the aggregate amount of $55,000.

4. Stock Options and Warrants

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity. There was no stock option or warrant activity during the nine months ended September 30, 2017 and 2016 and as of November 14, 2017, no options or warrants were outstanding.

5.  Related Party Transactions

During the nine months ended September 30, 2017, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company was advanced $95,705 by the Company and he repaid $70,000. On September 28, 2017, the Company entered into a Stock Repurchase and Cancellation Agreement (Note 3) with Mr. Gust Kepler, pursuant to which the Company repurchased 110,000 shares of Common Stock in exchange for cancellation and forgiveness of debt obligations owed by Mr. Kepler to the Company for advances in the aggregate amount of $55,000. On September 28, 2017, the Company also agreed to cancel and forgive debt obligations owed by Mr. Kepler to the Company for advances in the aggregate amount of $12,500 in exchange for Mr. Kepler’s transfer of 25,000 shares of Common Stock for the benefit of the Company under the terms of a Services Agreement between the Company and PCG Advisory Group dated August 11, 2017. The remaining advance of $895 is unsecured and bears no interest.

During the six months ended June 30, 2017 and 2016, the Company (and its predecessor, Tiger Trade) engaged the services of Karma Black Box LLC (“Karma”), which became a Company stockholder as a result of the Exchange Agreement (Note 1 and 3), for application development services of the Company’s Blackbox System technology. During the nine months ended September 30, 2017 and 2016, Karma was paid $85,500 and $10,500 for services, respectively.

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

5.  Related Party Transactions (continued)

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. In 2016 G2/IPA refunded $117,800 of prepayments for marketing services leaving a prepaid balance of $36,700 as of September 30, 2017. At September 30, 2017 and 2016, there were no accounts payable owed to G2.

On August 9, 2017, we entered into a License Agreement (the “BBTR License”) with EIGH8T TECHNOLOGIES INC. (also known as Black Box Traders and referred to herein as “BBTR”), a British Virgin Island registered company, for the development, customization and license to use and sublicense a version of the Blackbox System (known as the “BBTR System”) with data from the HKEX, SSE and SZSE. Stephen Chiang, an individual citizen of Singapore who holds 3,000,000 of Company Common Stock (approximately 13% of the issued and outstanding Common Stock), is a principal of BBTR. Under the terms of the BBTR License the Company has received $400,000 of licensing revenue as of September 30, 2017.

6. Commitments and Contingencies

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. The sublease agreement expires March 31, 2020. During the nine months ended September 30, 2017 and 2016 we incurred $35,072 and $33,742, respectively, in office rental expense.

On August 11, 2017, the Company entered into a six month consulting Services Agreement with PCG Advisory Group, providing for capital markets advisory and investor relations consulting services in exchange for cash payments totaling $32,000 and stock compensation for a total of 75,000 common shares, restricted under Rule 144 to be issued during the six months of the agreement. On September 28, 2017, the Company also agreed to cancel and forgive debt obligations owed by Gust C. Kepler to the Company for advances in the aggregate amount of $12,500 in exchange for Mr. Kepler’s transfer of 25,000 shares of Common Stock for the benefit of the Company under the terms of the Services Agreement.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At September 30, 2017, the Company had an accumulated deficit of $2,192,303 and for the three and nine months ended September 30, 2017, incurred net losses of $215,189 and $759,459, respectively. Management expects that the Company may need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Liquidity and Capital Resources

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016 and we have not yet attained a level of subscription sales revenue that would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the end of the fourth quarter of 2017, nor is there any assurance that such an operating level can ever be achieved. Unless there is a significant change in cash requirements, the Company believes it has sufficient working capital to fund any operating deficiencies and future development costs until the end of 2018.

At September 30, 2017, the Company had a cash balance of $163,913 and our working capital was $192,871 as compared to a cash balance of $28,867 and a working capital deficit of $160,006 at September 30, 2016.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

For the three months ended September 30, 2017 and 2016, the Company’s revenue totaled $384,279 and $19,540, respectively, for which our respective costs of revenues totaled $163,071 and $15,633. The increase in revenue and costs of operations are the result of the Company’s launch of our Blackbox System web application for subscription in September 2016. We also generated $300,000 in license fee revenues from the BBTR System which was made available on a trial basis in May 2017. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $70,099 for the three months ended September 30, 2017. Other costs of operations included affiliate program referral, customer retention and media coordination payments of approximately $43,818 and website design and maintenance costs of approximately $46,777.

For the three months ended September 30, 2017, the Company had operating expenses totaling $436,077 compared to $160,747 for the same period in 2016, an increase of $275,330. Software development costs also increased by approximately $87,070 from $35,445 for the three months ended September 30, 2016 compared to $122,515 for the three months ended September 30, 2017. The increased software development costs were primarily attributable to the development and testing of the Blackbox System’s new software chat features. General and administrative expenses also increased approximately $186,062 from $124,013 for the three months ended September 30, 2016 compared to $310,075 for the three months ended September 30, 2017. The majority of the increase is a result of increased internet and telecom expense of $41,762, marketing and investor relations of $140,811, increased travel expense of $18,964 offset by a reduction in administrative expenses of $15,476. The Company also recorded depreciation and amortization expense of $3,487 for the three months ended September 30, 2017 compared to $1,289 for the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2017 and 2016

For the nine months ended September 30, 2017 and 2016, the Company’s revenue totaled $708,837 and $19,540, respectively, for which our respective costs of revenues totaled $392,543 and $15,633. The increase in revenue and costs of operations are the result of the Company’s launch of our Blackbox System web application for subscription in September 2016. We also generated $400,000 in license fee revenues from the BBTR System which was made available on a trial basis in May 2017. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $218,812 for the nine months ended September 30, 2017. Other costs of operations included affiliate program referral, customer retention and media coordination payments of approximately $71,702 and website design and maintenance costs of approximately $93,851.

For the nine months ended September 30, 2017, the Company had operating expenses totaling $1,074,467 compared to $464,127 for the same period in 2016, an increase of $610,340. Software development costs also increased by approximately $230,479 from $124,764 for the nine months ended September 30, 2016 compared to $355,243 for the nine months ended September 30, 2017. The increased software development costs were primarily attributable to the development of the BBTR System for use by the BBTR Licensee in connection with certain Asian securities exchanges and development of the Blackbox System’s new software chat features. General and administrative expenses also increased approximately $375,469 from $335,497 for the nine months ended September 30, 2016 compared to $710,966 for the nine months ended September 30, 2017. The increase is largely due to increases in internet and telecom expenses of $80,054, increased marketing and investor relations expenses of $200,613, an increase in travel and related expense of $80,876 and increases in administrative expense of $13,926. The Company also recorded depreciation and amortization expense of $8,258 for the nine months ended September 30, 2017 compared to $3,866 for the nine months ended September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2017 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
10.1	Services Agreement dated August 11, 2017 between the Blackboxstocks, Inc. and PCG Advisory Group*
10.2	Stock Repurchase and Cancellatoin Agreement dated September 28, 2017 by and between Blackboxstocks, Inc. and Gust Kepler (incorporated by reference to Exhibit 10.1 of the Company’s Information Statement on Form 8-K filed with the Commission on September 29, 2017)
10.3	License Agreement dated August 9, 2017 between Blackboxstocks Inc. and EIGH8T TECHNOLOGIES INC. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2017)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*           Filed herewith.

**        Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2017	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Services Agreement dated August 11, 2017 between the Blackboxstocks, Inc. and PCG Advisory Group*
10.2	Stock Repurchase and Cancellatoin Agreement dated September 28, 2017 by and between Blackboxstocks, Inc. and Gust Kepler (incorporated by reference to Exhibit 10.1 of the Company’s Information Statement on Form 8-K filed with the Commission on September 29, 2017)
10.3	License Agreement dated August 9, 2017 between Blackboxstocks Inc. and EIGH8T TECHNOLOGIES INC. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2017)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*           Filed herewith.

**        Furnished herewith

