Form 10-K
period 2017-12-31
BLACKBOXSTOCKS INC.
filed 2018-04-17
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 726-9203

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (7,455,000 shares of common stock) as of June 30, 2017 was $28,179,900 (computed by reference to the price at which the common equity was last sold ($3.78) as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 13, 2018 was 23,000,000.

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

Overview of Business

The Company is in the business of developing, maintaining and marketing a real time analytical web based software as a service platform (the “Blackbox System”) that serves as web and mobile based tool for stock and option traders at all levels of experience evaluate prospective investments on various securities exchanges and markets. Our proprietary Blackbox System technology is an algorithm driven system that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our servers, located in close proximity to the NYSE, NASDAQ and OTC exchanges drive our proprietary algorithms at near light speed. Our Blackbox System platform employs predictive technology enhanced by artificial intelligence to find volatility and unusual market activity that can result in the rapid change in a stock’s price. The Blackbox System was initially designed to monitor and analyze over 13,000 stocks on the OTC Markets Group, Inc. (“OTC”), New York Stock Exchange (“NYSE”), the NYSE MKT, LLC (formerly the American Stock Exchange) and NASDAQ markets simultaneously as our servers receive live data feeds from such markets. We have also customized our Blackbox System to analyze data from the Hong Kong Stock Exchange (“HKEX”), Shanghai Stock Exchange (“SSE”) and Shenzhen Stock Exchange (“SZSE”) for license and use primarily in Asia. We consider the Blackbox System technology to be among the most user-friendly of its kind.

The Blackbox System employs predictive technology enhanced by artificial intelligence to identify volatility and unusual market activity that may result in rapd change in the price of a stock. The complexity of our backend analytics is neatly hidden from the end user by our simple and easy to navigate dashboard which includes real-time alerts, scans, news and institutional grade analytics. Additionally, our users are provided a fully interactive chat and social media platform, integrated in our dashboard. This allows users to exchange information and ideas quickly and efficiently. Recently, a live audio-video feature was introduced which allows our subscribers the ability to broadcast and share trade strategies and market insight, on their own channels within the Blackbox community.

The Blackbox System is a unique and disruptive financial technology platform, combining proprietary analytics and broadcast enabled social media, to connect traders of all types worldwide in our ultimate user-friendly system,

Development of the Blackbox System

Our former subsidiary, Tiger Trade, began the development of the Blackbox System. Though the system was made available for use to US subscribing customers in September 2016, the Company is still in the process of developing the Blackbox System and its features. The Company (and Tiger Trade) has incurred approximately $185,324 and $319,935 in software development costs and expenses in 2015 and 2016, respectively. In order to provide for costs associated with maintaining the Blackbox System, we expect to require approximately $87,500 over the next 12 months. In October of 2016 we began designing and testing a version of the Blackbox System intended to function with information on securities listed on the Shanghai Stock Exchange and Hong Kong Stock Exchange. We are developing this new platform (“Asian Blackbox System”) with the intent of licensing this technology to be marketed to and used by customers in Asia. The Asian Blackbox System software is currently under development and we expect that it will be available for subscribers in late April 2017. We estimate the costs to be incurred in the development of the Asian Blackbox System to be approximately $37,500 over the next 12 months.

Marketing of the Blackbox System

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016. Use of the Blackbox System is sold on a monthly or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com. We believe our Blackbox System subscriptions are priced competitively with similar web-based trading tools. Since launch, we have marketed our system to potential subscribers primarily via online and referral based marketing. Thus far we have achieved a majority of our subscriber base via our customer referral program. We have been offering certain subscribers the right to promote the Blackbox System and receive referral fees for subscribers generated from such subscribers’ effort. Generally, we pay referring subscribers $25 for each subscription generated and $25 for each month a referred subscriber continues its subscription. We incurred $45,866 in customer referral expenditures in the year ended December 31, 2017. These equal approximately 11% of our subscription sales revenues generated in the year ended December 31, 2017. We intend to expand the customer referral sales program as it has proven to be an extremely efficient form of advertising. Our future marketing efforts are expected to include, but will not be limited to, online affiliate marketing, banner advertising, social media, television and targeted email campaigns.

On August 9, 2017, we entered into a License Agreement (the “BBTR License”) with EIGH8T TECHNOLOGIES INC. (referred to in the agreementas “BBTR”), a British Virgin Island registered company, for the development, customization and license to use and sublicense a version of the Asian Blackbox System (known as the “BBTR System”) solely for use in connection with data from the HKEX, SSE and SZSE. The BBTR System was made available to BBTR on a trial basis beginning May 15, 2017 and launched for use by BBTR customers beginning on June 1, 2017. The terms of the BBTR License provided that BBTR pay the Company $1.4 million in royalties for the first 12-month period beginning on June 1, 2017 through May 31, 2018, and an additional $3.6 million for the second 12-month period beginning June 1, 2018 through May 31, 2019. On November 13, 2017, we terminated the BBTR License due to BBTR’s failure to make timely payment of license fees.

The Company is currently evaluating opportunities to engage with new strategic marketing partners to exploit the Asian Blackbox System in the Asian market focusing on Mainland China.

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

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space previously leased by G2 International, Inc. (“G2”), a company controlled by Gust Kepler who serves as our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary. Tiger Trade (our former subsidiary that was merged with and into the Company) entered a Sublease Agreement (the “Sublease”) with G2 International, Inc. effective July 1, 2015, subject to the terms and conditions of the Office Lease dated March 26, 2015 (the “Office Lease”) between G2 International, Inc. and Teachers Insurance and Annuity Association of America, for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 we amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. During the years ended December 31, 2017 and 2016 we incurred $48,848 and $40,177, respectively, in office rental expense. Future minimum rental payments under the extended lease are $53,976 in 2018, $55,646 in 2019, $59,006 in 2020, $61,803 in 2021 and $46,869 in 2022.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2017	5.25	4.27
September 30, 2017	4.30	3.00
June 30, 2017	3.78	3.66
March 31, 2017	3.66	3.5
December 31, 2016	3.50	2.74
September 30, 2016	3.15	2.60
June 30, 2016	3.20	2.15
March 31, 2016	2.15	1.90

On April 13, 2018, the last closing bid price per share for our Common Stock reported by the OTC Pink was $3.90.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of April 13, 2018, we had 649 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of April 13, 2018, we had 23,000,000 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years have been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2017 and 2016 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K. References in this section to “we,” “us,” “our” or “Blackboxstocks” are to the consolidated business of Tiger Trade.

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

Overview

The Company is in the business of developing and marketing the Blackbox System, a real time analytical web based software as a service platform that serves as a tool for day traders and swing traders on various securities exchanges and markets. Our proprietary Blackbox System technology is an algorithm driven system that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our Blackbox System platform employs predictive technology enhanced by artificial intelligence to find volatility and unusual market activity that can result in the rapid change in a stock’s price. The Blackbox System was initially designed to monitor and analyze over 13,000 stocks on the OTC, NYSE, the NYSE MKT, LLC and NASDAQ markets simultaneously as our servers receive live data feeds from such markets. We have also developed an Asian Blackbox System to work analyze data from the HKEX, SSE and SZSE for license and use primarily in Asia. We consider the Blackbox System technology to be among the most user-friendly of its kind.

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016. Subscriptions for the use of the Blackbox System web application are sold on a monthly and/or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com.

From August 9, 2017 to November 13, 2017 we customized, maintained and licensed a version of the Asian Blackbox System (the BBTR System) to EIGH8T TECHNOLOGIES INC. (BBTR) for use and sublicense solely for use in connection with data from the HKEX, SSE and SZSE. The BBTR System was made available to BBTR on a trial basis beginning May 15, 2017 and launched for use by BBTR customers beginning on June 1, 2017. We terminated the license in November 2017 because BBTR defaulted on its payment obligations.

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is quoted on the OTC Pink under the symbol “BLBX.” Our corporate website is located at http://www.blackboxstocks.com.

Basis of Presentation of Financial Information

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At December 31, 2017, the Company had an accumulated deficit of $2,694,587 and for the years ended December 31, 2017 and 2016, the Company incurred net losses of $1,261,743 and $812,333, respectively. Management’s plans with respect to operations include the sustained and aggressive marketing of subscriptions for the Blackbox System both domestically and abroad and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2018 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2017 and through March 31, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Actual results could differ from those estimates

Cash

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

Recently Issued Accounting Pronouncements.

During the years ended December 31, 2017 and 2016, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No.2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permitted early adoption, but not before December 15, 2016, and the use of either a retrospective or cumulative effect transition method. We evaluated the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard does not have a material impact on our financial position and results of operations, and we did not change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

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

Income Taxes

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

Earnings or (Loss) Per Share

Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At December 31, 2017 and 2016, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Share-Based Payment

Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share based payments were issued for the years ended December 31, 2017 and 2016.

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

In addition, the Company earned revenue from the licensing of its Blackbox System application for use in China, whereby a licensee was authorized to sell subscriptions for and sublicense the use of a version of the web application customized for analysis of data from certain Asian exchanges. A monthly licensing fee was charged to the licensee from June 1, 2017 until October 31, 2017 and the contract was terminated November 13, 2017.

Software Development Costs

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

Prepaid Expenses

Prepaid expenses are current assets created when the Company makes payments or incurs an obligation for expenses identified for a future period. The Company has prepaid for marketing and advertising services to be used over approximately the next twelve months and expensed a prorated amount during the year ended December 31, 2017. In addition, the Company entered into a consulting services agreement for investor relations advisory services for the period August 11, 2017 through February 10, 2018

Contingencies

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

Liquidity and Capital Resources

The Company launched its Blackbox System web application and made it available to subscribers in September 2016 and we have not yet attained a level of subscription sales revenue that would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the end of the second quarter of 2018, nor is there any assurance that such an operating level can ever be achieved.

At December 31, 2017, the Company had a cash balance of $8,155 and a working capital deficit of $198,988 as compared to a cash balance of $703,638 and working capital of $930,934 at December 31, 2016. Such cash amount is not sufficient to fund our plans of operation. As such, we will need to raise additional funds to carry out our plans of operation and fund our ongoing operational expenses including the marketing of the product. We expect that costs and expenses necessary to implement our planned marketing operations over the next 12 months will be between $1 Million to $2 Million. Additional funding is expected to be generated through equity financing from the sale of our Common Stock and/or debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock or debt to fund our plans of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

For the years ending December 31, 2017 and 2016, the Company’s revenue totaled $910,705 and $94,668, respectively, for which its respective costs of revenues totaled $542,142 and $78,073. The increase in revenue and costs of operations are the result of the Company’s launch of its Blackbox System web application for subscription in September 2016. Revenues also increased as a result of our BBTR Licence agreement with BBTR for use of the Asian Blackbox System. The licence fees under the BBTR license totaled $500,000 before it was cancelled in November 2017. The costs of operations includes costs to provide the web application to subscribers, the majority of which is data feed expense for exchange information of approximately $298,405.

For the year ending December 31, 2017, the Company had operating expenses totaling $1,628,572 compared to $825,233 for the same period in 2016, an increase of $803,339. This change is primarily a result of an increase in general and administrative expenses of approximately $611,381 which includes general office expense of $16,432, expenditures for public relations and the development of marketing materials of approximately $409,700 and travel expenses increased $69,702. Telecom, internet and related computer expenses also increased approximately $84,896, and legal and accounting expenses related to audits and regulatory filings increased approximately $35,713. In addition, software development costs increased approximately $185,209 due to continued development of the Blackbox System to enable it to monitor and analyze additional stocks and exchanges. The Company also recorded depreciation expense of $12,085 for the year ended December 31, 2017 compared to $5,336 for the year ended December 31, 2016.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2017 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, Gust Kepler, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2017, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Sole Director and Executive Officers	Age	Date of Appointment	Position(s) Held
Gust Kepler	53	December 1, 2015	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary
Jeff Sharrock	53	January 1, 2016	Vice President of Operations

Gust Kepler, was appointed to serve as a director and our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 1, 2015. Mr. Kepler also serves as the President of G2 International, Inc. (“G2”). G2 is a consulting firm with expertise in investment banking founded by Mr. Kepler in 2002. G2’s primary focus is taking private companies public and providing advice regarding capitalization, strategic planning and investor relations. Prior to founding G2, Mr. Kepler founded Parallax Entertainment, Inc. (“Parallax”) in 1996. Parallax was an independent record label, online promotional vehicle and e-commerce solution for musicians on the Internet. Mr. Kepler managed all aspects of the label including A&R, production, marketing and distribution. In 2000, Mr. Kepler successfully completed a direct public offering for the company and Parallax subsequently became a publicly traded company on the OTC Bulletin Board. Mr. Kepler was also the cofounder of Glance Toys, Ltd. (“Glance Toys”) which was formed in 1990. Glance Toys designed, manufactured and marketed products classified in junior sporting goods category. Products included foam balls, flying discs and beach products, some of which received patents. Glance Toy’s products were sold nationally in prominent chains such as Wal-Mart, Target, Toys R Us, 7-Eleven, and numerous other well-known retailers.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2017, or written representations from certain reporting persons, other than as described below, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

Karma Black Box, LLC, a direct beneficial owner of more than 10% of our Common Stock, as of the date of this Report has filed a late Form 3 on January 17, 2018 to report direct ownership of 5,000,000 shares of Common Stock acquired on December 12, 2015. Karma Blackbox also filed a Late Form 4 on January 17, 2018 reporting a disposition of 5,000,000 shares of Common Stock that occurred on November 28, 2017.

Eric Pharis, a beneficial owner of more than 10% of our Common Stock, as of the date of this Report has filed a late Form 3 on January 17, 2018 to report indirect ownership of 5,000,000 shares of Common Stock owned directly by Karma Black Box, LLC that were acquired on December 12, 2015. Mr. Pharis also filed a late Form 4 reporting the disposition of 5,000,000 shares of Common Stock owned directly by Karma Black Box, LLC and the subsequent direct acquisition of 2,500,000 of such shares that occurred on November 28, 2017

David Kyle, a beneficial owner of more than 10% of our Common Stock, as of the date of this Report has filed a late Form 3 on January 17, 2018 to report indirect ownership of 5,000,000 shares of Common Stock owned directly by Karma Black Box, LLC that were acquired on December 12, 2015. Mr. Kyle also filed a late Form 4 reporting the disposition of 5,000,000 shares of Common Stock owned directly by Karma Black Box, LLC and the subsequent direct acquisition of 2,500,000 of such shares that occurred on November 28, 2017

Gust Kepler, our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary and direct beneficial owner of more than 10% of our Company Common Stock, filed one late Form 4 on February 27, 2017 relating to a disposition of 1,145,000 shares of Common Stock on February 13, 2017.

Gust Kepler, our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary and direct beneficial owner of more than 10% of our Company Common Stock, filed one late Form 4 on September 29, 2017 relating to a disposition of 264,900 shares of Common Stock on September 29, 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Year	Salary	All other Compensation (1)($)	Total ($)
Gust Kepler, Director, President, Chief Executive Officer, Chief Financial Officer and Secretary	2017 2016	$ 12,000 $ 2,000	$ -- $ --	$ 12,000 $ 2,000
Jeff Sharrock, Vice President of Operations	2017 2016	$ 67,000 $ 67,000	$ 2,800(2) $ 1,500(2)	$ 69,800 $ 68,500

(1)	Other than the remuneration discussed above, we have no retirement, pension, profit sharing, stock option or similar program for the benefit of the officers, directors or employees of the Company.
(2)	Reflects cash bonus payment.

Narrative Disclosure to Summary Compensation Table

We paid salaries to both of Named Executives in 2017 and 2016. Mr. Kepler is paid an annual salary of $12,000 and Mr. Sharrock is paid an annual salary of $67,000. Mr. Sharrock was also paid discretionary bonuses of $2,800 in 2017 and $1,500 in 2016. All compensation was paid in cash pursuant to standard Company payroll practices. We do not have arrangements with any of our employees, including the Named Executives, to pay or provide any non-cash compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 23,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock outstanding as of March 27, 2018. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock
As a Group	Officers and Directors (1 person)	7,495,000	33%
As Individuals	Gust Kepler	7,495,000	33%
	David Kyle	2,500,000	11%
	Eric Pharis 2 Lake Forest Court Trophy Club, Texas 76262	2,500,000	11%
	Stephen Chiang 8 Kitchener Link City Square Residences #21-14 Singapore 207226	3,000,000	13%
Series A Preferred Stock
As a Group	Officers and Directors (1 person)	5,000,000	100%
As Individuals	Gust Kepler	5,000,000	100%

There are no arrangements, known to the Company, the operation of which would result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On August 9, 2017, we entered into the BBTR License with BBTR, a British Virgin Island registered company, for the development, customization and license to use and sublicense the BBTR System solely for use in connection with data from the HKEX, SSE and SZSE. Stephen Chiang, an individual citizen of Singapore who holds 3,000,000 of Company Common Stock (approximately 13% of the issued and outstanding Common Stock), is a principal of BBTR. The BBTR System was made available to BBTR on a trial basis beginning May 15, 2017 and launched for use by BBTR customers beginning on June 1, 2017. The terms of the BBTR License provided that BBTR pay the Company $1.4 million in royalties for the first 12-month period beginning on June 1, 2017 through May 31, 2018, and an additional $3.6 million for the second 12-month period beginning June 1, 2018 through May 31, 2019. On November 13, 2017, we terminated the BBTR License due to BBTR’s failure to make timely payment of license fees.

On September 28, 2017 we entered into a Stock Repurchase and Cancellation Agreement with Gust Kepler, a Director and the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, pursuant to which the Company repurchased 110,000 shares of Common Stock of the Company in exchange for cancellation and forgiveness of debt obligations owed by Mr. Kepler to the Company for advances in the aggregate amount of $55,000.

On September 28, 2017, the Company agreed to cancel and forgive debt obligations owed by Mr. Kepler to the Company for advances in the aggregate amount of $12,500 in exchange for Mr. Kepler’s transfer of 25,000 shares of Common Stock for the benefit of the Company under the terms of a Services Agreement between the Company and PCG Advisory Group dated August 11, 2017.

On December 29, 2017, the Company agreed to cancel and forgive additional debt obligations owed by Mr. Kepler to the Company for advances in the aggregate amount of $12,500 in exchange for Mr. Kepler’s transfer of and additional 25,000 shares of Common Stock for the benefit of the Company under the terms of the Services Agreement between the Company and PCG Advisory Group.

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

On December 18, 2015, the Company executed a letter agreement engaging Turner, Stone & Company, L.L.P. (“Turner Stone”) as our independent registered accounting firm and Turner Stone rendered professional services for the audit of our annual financial statements for the years ended December 31, 2016 and 2017 contained in this Report.

Audit Fees

The aggregate fees billed by Turner Stone for professional services rendered for the audit of our annual financial statements for 2016 and 2017 and the reviews of the financial statements included in our Forms 10-Q and 8-K, or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $28,560 and $ 34,393, respectively.

Audit-Related Fees

No fees or expenses were billed by Turner Stone in fiscal years 2016 or 2017 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by Turner Stone in fiscal years 2016 or 2017 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2016 or 2017 fiscal years for any other products or professional services rendered by Turner Stone other than as described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
2.1	Form of Share Exchange Agreement dated December 1, 2015, by and among SMSA Ballinger Acquisition Corp., Tiger Trade Technologies, Inc. and the stockholders of Tiger Trade (incorporated by reference to Exhibit 2.1 of the Company’s Information Statement on Form 8-K filed with the Commission on December 7, 2015).
3.1	Certificate of Designation of Series A Preferred Stock dated December 1, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Information Statement on Form 8-K filed with the Commission on December 7, 2015).
3.2	Agreement and Plan of Merger dated February 8, 2016 by and between SMSA Ballinger Acquisition Corp. and Tiger Trade Technologies, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Information Statement on Form 8-K filed with the Commission on February 10, 2016).
3.3	Articles of Merger as filed with the Secretary of State of the State of Nevada on February 9, 2016. (incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).
3.4	Certificate of Merger as filed with the Secretary of State of the State of Texas on February 9, 2016. (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).
3.5	Certificate of Amendment to Articles of Incorporation dated effective March 9, 2016. (incorporated by reference to Exhibit 3.9 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).
3.6	Bylaws of SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form 10-12G filed with the Commission on November 27, 2013).
10.1	Stock Cancellation Agreement dated February 10, 2016 by and between SMSA Ballinger Acquisition Corp and Gust C. Kepler (incorporated by reference to Exhibit 10.1 of the Company’s Information Statement on Form 8-K filed with the Commission on February 10, 2016).**

10.2	Sublease Agreement between G2 International, Inc. and Tiger Trade Technologies, Inc. dated July 1, 2015. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).
10.3	Promissory Note dated April 29, 2016 in the principal amount of $50,000 payable to Pepperwood Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2016).
10.4	Security Agreement dated April 29, 2016 between the Company and Pepperwood Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2016).
10.5	Stock Purchase Agreement dated effective October 26, 2016, by and between Blackboxstocks Inc. and Stephen Chiang. (incorporated by reference to Exhibit 10.1 of the Company’s Information Statement on Form 8-K filed with the Commission on October 10, 2016).
10.6	Investor Rights Agreement dated October 26, 2016 between Blackboxstocks Inc. and Stephen Chiang. (incorporated by reference to Exhibit 10.2 of the Company’s Information Statement on Form 8-K filed with the Commission on October 10, 2016).
10.7	Right of First Refusal and Co-Sale Agreement dated October 26, 2016 among Blackboxstocks Inc., Stephen Chiang, Karma BlackBox, LLC and Gust C. Kepler. (incorporated by reference to Exhibit 10.3 of the Company’s Information Statement on Form 8-K filed with the Commission on October 10, 2016).
10.8	Employee Non-Compete Agreement dated October 21, 2016 between Blackboxstocks Inc. and Gust Kepler. (incorporated by reference to Exhibit 10.4 of the Company’s Information Statement on Form 8-K filed with the Commission on October 10, 2016).**
10.9	Employee Non-Compete Agreement dated October 21, 2016 between Blackboxstocks Inc. and Jeff Sharrock. (incorporated by reference to Exhibit 10.5 of the Company’s Information Statement on Form 8-K filed with the Commission on October 10, 2016).**
10.10	License Agreement dated August 9, 2017 between Blackboxstocks Inc. and EIGH8T TECHNOLOGIES INC. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2017)
10.11	Stock Repurchase and Cancellation Agreement dated September 28, 2017 by and between Blackboxstocks, Inc. and Gust Kepler (incorporated by reference to Exhibit 10.1 of the Company’s Information Statement on Form 8-K filed with the Commission on September 29, 2017) **
10.12	Services Agreement dated August 11, 2017 between the Blackboxstocks, Inc. and PCG Advisory Group (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2017).
10.13	Assignment of Lease dated August 28, 2017 between G2 International, Inc. and Blackboxstocks, Inc.*
10.14	Second Amendment to Office Lease dated September 19, 2017 between Teachers Insurance and Annuity Association of America and Blackboxstocks, Inc.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Filed herewith.

** Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2018	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gust Kepler Gust Kepler	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 17, 2018

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackboxstocks Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackboxstocks Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s cash balance is not sufficient to fund their plans of operations and they will need additional funds to carry out their plans of operation and fund their ongoing operations expenses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 16, 2018

We have served as the Company’s auditor since 2015.

Blackboxstocks Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2017 and 2016
	2017	2016
Assets
Current assets:
Cash	$8,155	$703,638
Accounts receivable	5,111	1,567
Advances, related party (Note 5)	—	42,690
Prepaid expenses	202,978	236,300
Prepaid expenses, related parties (Note 5)	36,700	36,700
Total current assets	252,944	1,020,895

Property:
Computer and related equipment, net of depreciation of $14,608 and $5,336
at December 31, 2017 and 2016, respectively	21,156	16,664
Software development, net of amortization of $2,813 and $0
at December 31, 2017 and 2016, respectively	6,187	—
Total property	27,343	16,664
Total Assets	$280,287	$1,037,559
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$368,108	$72,279
Unearned subscriptions	27,361	17,682
Advances, related party (Note 5)	56,463	—
Total current liabilities	451,932	89,961
Commitments and contingencies (Note 6)
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares
issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at
December 31, 2017 and 2016, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 23,000,000 and 23,110,000 issued and outstanding at
December 31, 2017 and 2016, respectively	23,000	23,110
Additional paid in capital	2,494,942	2,352,332
Accumulated deficit	(2,694,587)	(1,432,844)
Total Stockholders' Equity (Deficit)	(171,645)	947,598
Total Liabilities and Stockholders' Equity (Deficit)	$280,287	$1,037,559

 The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2017 and 2016

	2017	2016

Revenue:
Subscriptions	$410,705	$94,668
Licensing	500,000	—
Total revenues	910,705	94,668

Cost of operations	542,142	78,073

Gross margin	368,563	16,595

Expenses:
Software development costs	505,144	319,935
General and administrative	1,111,343	499,962
Depreciation and amortization	12,085	5,336
Total operating expenses	1,628,572	825,233

Operating loss	(1,260,009)	(808,638)

Interest expense	1,734	3,695

Loss before income taxes	(1,261,743)	(812,333)

Income taxes	—	—

Net loss	$(1,261,743)	$(812,333)

Weighted average number of common
shares outstanding - basic	23,081,671	20,692,201

Net loss per share - basic	$(0.05)	$(0.04)

 The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2017 and 2016

	Series A Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	5,000,000	$5,000	—	$—	20,835,010	$20,835	$799,607	$(620,511)	$204,931

Retirement and cancellation of common shares	—	—	—	—	(835,010)	(835)	835	—	—

Issuance of shares in exchange for cash	—	—	—	—	3,310,000	3,310	1,651,690	—	1,655,000

Recission of shares in exchange for cash	—	—	—	—	(200,000)	(200)	(99,800)	—	(100,000)

Net loss	—	—	—	—	—	—	—	(812,333)	(812,333)

Balance at December 31, 2016	5,000,000	$5,000	—	$—	23,110,000	$23,110	$2,352,332	$(1,432,844)	$947,598

Repurchase of shares in exchange for advances					(160,000)	(160)	(79,840)		(80,000)

Issuance of shares for services					50,000	50	222,450		222,500

Net loss	—	—	—	—	—	—	—	(1,261,743)	(1,261,743)

Balance at December 31, 2017	5,000,000	$5,000	—	—	23,000,000	$23,000	$2,494,942	$(2,694,587)	$(171,645)

 The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net loss	$(1,261,743)	$(812,333)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	12,085	5,336
Shares issued in exchange for services	222,500	—
Changes in operating assets and liabilities:
Investment, trading	—	414
Accounts receivable	(3,544)	(1,567)
Prepaid expenses	33,322	(232,886)
Prepaid expenses, related parties	—	117,800
Accounts payable	295,829	43,131
Unearned subscriptions	9,679	17,682
Net cash used in operating activities	(691,872)	(862,423)

Cash flows from investing activities
Purchases of property	(22,764)	(6,535)
Net cash used in investing activities	(22,764)	(6,535)

Cash flows from financing activities
Common stock issued for cash	—	1,655,000
Payment for cancellation of common stock	—	(100,000)
Proceeds from notes payable	—	50,000
Repayment of notes payable	—	(50,000)
Cash advances from shareholder	135,226	108,235
Cash repayments to shareholder	(116,073)	(150,925)
Net cash provided by financing activities	19,153	1,512,310

Net increase(decrease) in cash	(695,483)	643,352

Cash - beginning of period	703,638	60,286
Cash - end of period	$8,155	$703,638

Supplemental disclosure-
Non-cash investing and financing activities:
Cancellation of common shares	$80,000	$835

 The accompanying footnotes are an integral part of these consolidated financial statements.

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

The Company is in the business of developing and marketing web and mobile based analytical software tools as a subscription based software (the “Blackbox System”) to serve as a tool for day traders and swing traders on various securities exchanges and markets, including the OTC Markets Group, Inc. (“OTC”), the New York Stock Exchange, the NYSE MKT, LLC (formerly the American Stock Exchange), the NASDAQ markets, the Hong Kong Stock Exchange, the Shanghai Stock Exchange and the Shenzhen Stock Exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

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

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Pronouncements. During the years ended December 31, 2017 and 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No.2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permitted early adoption, but not before December 15, 2016, and the use of either a retrospective or cumulative effect transition method. We evaluated the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard does not have a material impact on our financial position and results of operations, and we did not change the manner or timing of recognizing revenue on a majority of our revenue transactions.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 provides a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to previous leases guidance. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

Property and Equipment. Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in house system analysts and outside firms. The Company’s Blackbox System software for use in China was in development and costs expensed until the software reached technological feasibility in April 2017 and capitalized until May 15, 2017 when the Blackbox System for use in China was marketable.

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings or (Loss) Per Share. Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At December 31, 2017 and 2016, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Share-Based Payment. Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share based payments were issued for the years ended December 31, 2017 and 2016.

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

In addition, the Company earned revenue from the licensing of its Blackbox System application for use in China, whereby a licensee was authorized to sell subscriptions for and sublicense the use of a version of the web application customized for analysis of data from certain Asian exchanges. A monthly licensing fee was charged to the licensee from June 1, 2017 until October 31, 2017 and the contract was terminated November 13, 2017.

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs. Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, a proprietary algorithm driven system, through a combination of in house system analysts and outside contractors. Under the guidelines of Accounting Standards Codification (“ASC”) Topic 985 the cost of the Company’s Blackbox System was expensed during development and the Blackbox System software for use in the US, reached technical feasibility in August 2016, became marketable and was made available to subscribers beginning September 1, 2016. The Blackbox System for use in China achieved technical feasibility during the quarter and became marketable and available to subscribers effective May 15, 2017. In continued accordance with ASC Topic 985 these costs were expensed until technical feasibility was achieved, costs incurred until May 15, 2017 were capitalized and subsequently amortized.

Prepaid Expenses. Prepaid expenses are current assets created when the Company makes payments or incurs an obligation for expenses identified for a future period. The Company has prepaid for marketing and advertising services to be used over approximately the next twelve months and expensed a prorated amount during the year ended December 31, 2017. In addition, the Company entered into a consulting services agreement for investor relations advisory services for the period August 11, 2017 through February 10, 2018.

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

Shares of Series A Convertible Preferred Stock do not accumulate dividends, and are convertible into shares of Common Stock on a one-for-one basis. Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company’s Common Stock.

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

3.   STOCKHOLDERS’ EQUITY (continued)

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

4. STOCK OPTIONS AND WARRANTS

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity. There was no stock option or warrant activity during the years ended December 31, 2017 and 2016 and as of December 31, 2017, no options or warrants were outstanding.

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

5.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $135,226 to the Company and he was repaid $116,073. On September 28, 2017, the Company entered into a Stock Repurchase and Cancellation Agreement (Note 3) with Mr. Kepler, pursuant to which the Company repurchased 110,000 shares of Common Stock in exchange for cancellation and forgiveness of debt obligations owed by Mr. Kepler to the Company for advances in the aggregate amount of $55,000. On September 28, 2017, the Company agreed to cancel and forgive debt obligations owed by Mr. Kepler to the Company for advances in the aggregate amount of $12,500 in exchange for Mr. Kepler’s transfer of 25,000 shares of Common Stock for the benefit of the Company under the terms of a Services Agreement between the Company and PCG Advisory Group dated August 11, 2017. On December 29, 2017, the Company also agreed to cancel and forgive debt obligations owed by Mr. Kepler to the Company for advances in the aggregate amount of $12,500 in exchange for Mr. Kepler’s transfer of 25,000 shares of Common Stock for the benefit of the Company under the terms of a Services Agreement between the Company and PCG Advisory Group dated August 11, 2017. The balance remaining of $56,463 owed to Mr. Kepler is unsecured and bears no interest.

During the years ended December 31, 2017 and 2016, the Company (and its predecessor, Tiger Trade) engaged the services of Karma Black Box LLC (“Karma”),whose two stockholders became Company stockholders as a result of the Exchange Agreement (Note 1 and 3), for application development services of the Company’s Blackbox System technology. During the years ended December 31, 2017 and 2016, Karma was paid $99,500 and $46,500 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. In 2016 G2/IPA refunded $117,800 of prepayments for marketing services leaving a prepaid balance of $36,700 as of September 30, 2017. At December 31, 2017 and 2016, there were no accounts payable owed to G2.

On August 9, 2017, we entered into a License Agreement (the “BBTR License”) with EIGH8T TECHNOLOGIES INC. (also known as Black Box Traders and referred to herein as “BBTR”), a British Virgin Island registered company, for the development, customization and license to use and sublicense a version of the Blackbox System (known as the “BBTR System”) with data from the HKEX, SSE and SZSE. Stephen Chiang, an individual citizen of Singapore who holds 3,000,000 of Company Common Stock (approximately 13% of the issued and outstanding Common Stock), is a principal of BBTR. The BBTR license was terminated effective November 13, 2017. Under the terms of the BBTR License the Company received $500,000 of licensing revenue as of December 31, 2017.

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

6. COMMITMENTS AND CONTINGENCIES

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. The sublease agreement expires March 31, 2020. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. Future minimum rental payments under the extended lease are:

2018	$53,976
2019	$55,646
2020	$59,006
2021	$61,803
2022	$46,869

During the years ended December 31, 2017 and 2016 we incurred $48,848 and $40,177, respectively, in office rental expense.

On August 11, 2017, The Company entered into a six month consulting services agreement (the “Services Agreement”) with PCG Advisory Group, providing for capital markets advisory and investor relations consulting services in exchange for cash payments totaling $32,000 and stock compensation for a total of 75,000 common shares, restricted under Rule 144 to be issued during the six months of the agreement. On September 28, 2017, the Company agreed to cancel and forgive debt obligations owed by Gust C. Kepler to the Company for advances in the aggregate amount of $12,500 in exchange for Mr. Kepler’s transfer of 25,000 shares of Common Stock for the benefit of the Company under the terms of the Services Agreement. On December 29, 2017, the Company also agreed to cancel and forgive debt obligations owed by Mr. Kepler to the Company for advances in the aggregate amount of $12,500 in exchange for Mr. Kepler’s transfer of 25,000 shares of Common Stock for the benefit of the Company under the terms of the Services Agreement.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

7. INCOME TAXES

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

BLACKBOXSTOCKS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

7. INCOME TAXES (continued)

During the years ended December 31, 2017 and 2016, a reconciliation of income tax expense at the statutory rate of 34% to income tax expense at the Company’s effective tax rate is as follows:

	2017	2016
Income tax benefit at statutory rate	$429,000	$276,000
Permanent differences	(9,000)	( -)
Change in valuation allowance	(420,000)	(276,000)
Provision for federal income taxes	$—	$—

At December 31, 2017 and 2016, the Company had approximately $2,669,000 and $1,433,000, respectively, of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carryforward have been fully offset by a valuation allowance. These losses may be used to offset future taxable income and, if not fully utilized, expire in the year 2037.

