Form 10-Q
period 2018-03-31
BLACKBOXSTOCKS INC.
filed 2018-05-22
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of May 21, 2018 was 23,000,000.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Blackboxstocks,” or the “Company” refers to Blackboxstocks Inc., a Nevada corporation.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q (the “Report”), we make forward-looking statements that involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, plans for proposed operations, descriptions of our strategies, our product and market development plans, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blackboxstocks Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2018 (Unaudited) and December 31, 2017

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$78,022	$8,155
Accounts receivable	2,047	5,111
Advances, related party (Note 5)	—
Prepaid expenses	196,388	202,978
Prepaid expenses, related parties (Note 5)	36,700	36,700
Discount on notes payable	9,189	—
Total current assets	322,346	252,944
Property:
Computer and related equipment, net of depreciation of $17,722 and $14,608
at March 31, 2018 and December 31, 2017, respectively	20,042	21,156
Software development, net of amortization of $3,938 and $2,813
at March 31, 2018 and December 31, 2017, respectively	5,062	6,187
Total property	25,104	27,343
Total Assets	$347,450	$280,287
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$355,498	$368,108
Unearned subscriptions	45,866	27,361
Unearned revenue	245,000	—
Advances, related party (Note 5)	45,698	56,463
Notes payable, short term	29,575	—
Total current liabilities	721,637	451,932
Commitments and contingencies (Note 6)
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued
and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at
March 31, 2018 and December 31, 2017, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 23,000,000 issued and outstanding at
March 31, 2018 and December 31, 2017, respectively	23,000	23,000
Additional paid in capital	2,494,942	2,494,942
Accumulated deficit	(2,897,129)	(2,694,587)
Total Stockholders' Deficit	(374,187)	(171,645)
Total Liabilities and Stockholders' Deficit	$347,450	$280,287

Blackboxstocks Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

Revenue:
Subscriptions	$143,295	$127,612
Licensing	—	—
Total revenues	143,295	127,612

Cost of operations	167,275	96,280

Gross margin	(23,980)	31,332

Expenses:
Software development costs	(15,424)	28,138
General and administrative	186,125	192,551
Depreciation	3,114	1,994
Total operating expenses	173,815	222,683

Operating loss	(197,795)	(191,351)

Interest expense	4,747	448

Loss before income taxes	(202,542)	(191,799)

Income taxes	—	—

Net loss	$(202,542)	$(191,799)

Weighted average number of common
shares outstanding - basic	23,000,000	23,110,000

Net loss per share - basic	$(0.01)	$(0.01)

Blackboxstocks Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities
Net loss	$(202,542)	$(191,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,239	1,994
Amortization of note discount	4,341	—
Changes in operating assets and liabilities:
Accounts receivable	3,064	667
Prepaid expenses	6,590	—
Accounts payable	(12,610)	49,048
Unearned subscriptions	18,505	4,058
Unearned revenue	245,000	—
Net cash provided by (used in) operating activities	66,587	(136,032)

Cash flows from investing activities
Purchases of property	(2,000)	(2,882)
Net cash used in investing activities	(2,000)	(2,882)

Cash flows from financing activities
Proceeds from notes payable	29,370	—
Repayment of notes payable	(13,325)	—
Cash advances from shareholder	18,000	20,000
Cash repayments to shareholder	(28,765)	(13,784)
Net cash provided by financing activities	5,280	6,216

Net increase(decrease) in cash	69,867	(132,698)

Cash - beginning of period	8,155	703,638
Cash - end of period	$78,022	$570,940

Supplemental disclosure-
Non-cash investing and financing activities:
Cancellation of common shares	$—	$—

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

The Company is in the business of developing and marketing web and mobile based analytical software tools as a subscription based software as a service (the “Blackbox System”) to serve as a tool for day traders and swing traders on various securities exchanges and markets, including the OTC Markets Group, Inc. (“OTC”), the New York Stock Exchange, the NYSE MKT, LLC (formerly the American Stock Exchange), the NASDAQ markets, the Hong Kong Stock Exchange (“HKEX”), the Shanghai Stock Exchange (“SSE”) and the Shenzhen Stock Exchange (“SZSE”).

2. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2018.

Basis of Presentation-The accompanying financial statements were prepared in conformity with GAAP.

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

Cash - Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less.

Recently Issued Accounting Pronouncements - During the quarters ended March 31, 2018 and 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permitted early adoption, but not before December 15, 2016, and the use of either a retrospective or cumulative effect transition method. We evaluated the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard does not have a material impact on our financial position and results of operations, and we did not change the manner or timing of recognizing revenue on a majority of our revenue transactions.

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

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

2. Summary of Significant Accounting Policies (continued)

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At March 31, 2018 and 2017, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Share-Based Payment - Under Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share based payments were issued for the three months ended March 31, 2018 and 2017.

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

Software Development Costs - Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, a proprietary algorithm driven system, through a combination of in house system analysts and outside contractors. Under the guidelines of ASC Topic 985 the cost of the Company’s Blackbox System was expensed during development and the Blackbox System software for use in the United States, reached technical feasibility in August 2016, became marketable and was made available to subscribers beginning September 1, 2016. The Blackbox System for use in China achieved technical feasibility during the quarter and became marketable and available to subscribers effective May 15, 2017. In continued accordance with ASC Topic 985 these costs were expensed until technical feasibility was achieved, costs incurred until May 15, 2017 were capitalized and subsequently amortized.

Prepaid Expenses - Prepaid expenses are current assets created when the Company makes payments or incurs an obligation for expenses identified for a future period. The Company has prepaid for marketing and advertising services to be used over approximately the next twelve months and has not utilized those services during the quarter ended March 31, 2018.

Contingencies - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

2. Summary of Significant Accounting Policies (continued)

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

3.   Stockholders’ Deficit

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

Blackboxstocks Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

4. Stock Options and Warrants

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity. There was no stock option or warrant activity during the three months ended March 31, 2018 and 2017 and as of March 31, 2018, no options or warrants were outstanding.

5.  Related Party Transactions

During the quarter ended March 31, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $18,000 to the Company and he was repaid $28,765. The balance remaining of $45,698 owed to Mr. Kepler is unsecured and bears no interest.

During the quarters ended March 31, 2018 and 2017, the Company engaged the services of Karma Black Box LLC (“Karma”), whose two stockholders became Company stockholders as a result of the Exchange Agreement (Note 1 and 3), for application development services of the Company’s Blackbox System technology. During the quarters ended March 31, 2018 and 2017, Karma was paid $13,500 and $22,500 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. In 2016 G2/IPA refunded $117,800 of prepayments for marketing services leaving a prepaid balance of $36,700 as of March 31, 2018. At March 31, 2018 and 2017, there were no accounts payable owed to G2.

On August 9, 2017, we entered into a License Agreement (the “BBTR License”) with EIGH8T TECHNOLOGIES INC. (also known as Black Box Traders and referred to herein as “BBTR”), a British Virgin Island registered company, for the development, customization and license to use and sublicense a version of the Blackbox System (known as the “BBTR System”) with data from the HKEX, SSE and SZSE. Stephen Chiang, an individual citizen of Singapore who holds 3,000,000 of Company Common Stock (approximately 13% of the issued and outstanding Common Stock), is a principal of BBTR. The BBTR license was terminated effective November 13, 2017. Under the terms of the BBTR License the Company received $500,000 of licensing revenue during the year ended December 31, 2017.

6. Commitments and Contingencies

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. During the quarters ended March 31, 2018 and 2017 we incurred $16,128 and $11,814, respectively, in office rental expense.

The Company received advance payments of $245,000 from customers anticipating a new subscription service.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

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

From August 9, 2017 to November 13, 2017 we licensed a version of the Blackbox System (the “BBTR System”) to EIGH8T TECHNOLOGIES INC. (“BBTR”) for use and sublicense solely for use in connection with data from the HKEX, SSE and SZSE. The BBTR System was made available to BBTR on a trial basis beginning May 15, 2017 and launched for use by BBTR customers beginning on June 1, 2017. We terminated the license in November 2017 because BBTR defaulted on its payment obligations.

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Pink”) under the symbol “BLBX.” Our corporate website is located at http://www.blackboxstocks.com.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At March 31, 2018, the Company had an accumulated deficit of $2,897,129 and for the three months ended March 31, 2018, incurred net losses of $202,542. Management expects that the Company may need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2018.

Liquidity and Capital Resources

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016 and we have not yet attained a level of subscription sales revenue that would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the end of the third quarter of 2018, nor is there any assurance that such an operating level can ever be achieved. Unless there is a significant change in cash requirements, the Company believes it has sufficient working capital to fund any operating deficiencies and future development costs until the end of 2018.

At March 31, 2018, the Company had a cash balance of $78,022 and a working capital deficit of $399,291 as compared to a cash balance of $570,940 and a working capital deficit of $738,247 at March 31, 2017.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

For the three months ended March 31, 2018 and 2017, the Company’s revenue totaled $143,295 and $127,612, respectively, for which our respective costs of revenues totaled $167,275 and $96,280. The increase in costs of operations are the result of increased data feed expenses for exchange information and increased costs associated with affiliate program referral, customer retention and media coordination payments.

For the three months ended March 31, 2018, the Company had operating expenses totaling $173,815 compared to $222,683 for the same period in 2017, a decrease of $48,868. The decreased software development costs were primarily attributable to the fact that we did not incur development costs for the BBTR System in the first quarter of 2018, and we negotiated a reduction in fees charged by our provider. General and administrative expenses also decreased approximately $6,426 from $192,551 for the three months ended March 31, 2017 compared to $186,125 for the three months ended March 31, 2018. The Company also recorded depreciation and amortization expense of $3,114 for the three months ended March 31, 2018 compared to $1,994 for the three months ended March 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2018 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

May 21, 2018	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*           Filed herewith.

**        Furnished herewith

