Form 10-Q
period 2018-06-30
BLACKBOXSTOCKS INC.
filed 2018-08-20
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of August 20, 2018 was 23,000,000.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blackboxstocks Inc.
Balance Sheets
June 30, 2018(unaudited) and December 31, 2017
	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$23,933	$8,155
Accounts receivable	3,119	5,111
Prepaid expenses	196,629	202,978
Prepaid expenses, related parties (Note 5)	36,700	36,700
Discount on notes payable (Note 6)	14,560	—
Total current assets	274,941	252,944
Property:
Computer and related equipment, net of depreciation of $21,868 and $14,608
at June 30, 2018 and December 31, 2017, respectively	42,182	21,156
Software development, net of amortization of $5,063 and $2,813
at June 30, 2018 and December 31, 2017, respectively	3,937	6,187
Total property	46,119	27,343
Total Assets	$321,060	$280,287
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$442,382	$368,108
Accrued salary	3,921	—
Unearned subscriptions	46,379	27,361
Unearned revenue	260,000	—
Other liabilities	35,081	—
Advances, related party (Note 5)	103,240	56,463
Notes payable, short term	42,465	—
Total current liabilities	933,468	451,932
Notes payable, long term	5,755	—
Commitments and contingencies (Note 7)
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares
issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at
June 30, 2018 and December 31, 2017, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 23,000,000 issued and outstanding at
June 30, 2018 and December 31, 2017, respectively	23,000	23,000
Additional paid in capital	2,494,942	2,494,942
Accumulated deficit	(3,141,105)	(2,694,587)
Total Stockholders' Deficit	(618,163)	(171,645)
Total Liabilities and Stockholders' Deficit	$321,060	$280,287

 The accompanying notes are an integral part of these

financial statements.

Blackboxstocks Inc.

Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2018	2017	2018	2017
Revenue:
Subscriptions	$147,375	$196,945	$290,670	$324,558
Total revenues	147,375	196,945	290,670	324,558

Cost of operations	150,738	133,192	318,013	229,472

Gross margin	(3,363)	63,753	(27,343)	95,086

Expenses:
Software development costs	30,224	204,590	14,800	232,728
General and administrative	197,303	208,340	382,303	400,891
Depreciation and amortization	5,271	2,777	9,510	4,771
Total operating expenses	232,798	415,707	406,613	638,390

Operating loss	(236,161)	(351,954)	(433,956)	(543,304)

Interest expense	7,794	518	12,541	966
Other expense	21	—	21	—

Loss before income taxes	(243,976)	(352,472)	(446,518)	(544,270)

Income taxes	—	—	—	—

Net loss	$(243,976)	$(352,472)	$(446,518)	$(544,270)

Weighted average number of common
shares outstanding - basic	23,000,000	23,110,000	23,000,000	23,110,000

Net loss per share - basic	$(0.01)	$(0.02)	$(0.02)	$(0.02)

 The accompanying notes are an integral part of these

financial statements.

Blackboxstocks Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities
Net loss	$(446,518)	$(544,270)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	9,510	4,771
Amortization of note discount	11,601	—
Changes in operating assets and liabilities:
Accounts receivable	1,992	1,087
Prepaid expenses	6,349	(13,957)
Accounts payable	74,274	136,404
Accrued salary	3,921	—
Unearned subscriptions	19,018	1,803
Unearned revenue	260,000	—
Unearned licensing fees	—	150,000
Other liabilities	35,081	—
Net cash used in operating activities	(24,772)	(264,162)

Cash flows from investing activities
Purchases of property	(19,977)	(16,018)
Net cash used in investing activities	(19,977)	(16,018)

Cash flows from financing activities
Proceeds from notes payable	48,015	—
Repayment of notes payable	(34,265)	—
Cash advances from shareholder	108,000	20,000
Cash repayments to shareholder	(61,223)	(56,988)
Net cash provided by (used in) financing activities	60,527	(36,988)

Net increase(decrease) in cash	15,778	(317,168)

Cash - beginning of period	8,155	703,638
Cash - end of period	$23,933	$386,470

Supplemental disclosure-
Non-cash investing and financing activities:
Acquisition of equipment in exchange for note payable	$8,309	$—

 The accompanying notes are an integral part of these

financial statements.

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Six Months Ended June, 2018 and 2017

1. Organization

Blackboxstocks Inc. (the “Company”) was incorporated on October 4, 2011 under the laws of the State of Nevada under the name SMSA Ballinger Acquisition Corp. to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by a Plan of Reorganization confirmed by the United States Bankruptcy Court for the Northern District of Texas for reorganization under Chapter 11 of the United States Bankruptcy Code.

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

On February 8, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Tiger Trade, providing for the merger of Tiger Trade with and into the Company. At the effective time of the merger (February 9, 2016), the shares of Tiger Trade capital stock outstanding immediately before the effective time were canceled, retired and the Tiger Trade entity ceased to exist.

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

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Six Months Ended June, 2018 and 2017

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

Recently Issued Accounting Pronouncements - During the quarters ended June 30, 2018 and 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 provides a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to previous leases guidance. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact of the adoption of this guidance on its financial condition, results of operations and cash flows.

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

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Six Months Ended June, 2018 and 2017

2. Summary of Significant Accounting Policies (continued)

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At June 30, 2018 and 2017, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Share-Based Payment - Under Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share based payments were issued for the six months ended June 30, 2018 and 2017.

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

Prepaid Expenses - Prepaid expenses are current assets created when the Company makes payments or incurs an obligation for expenses identified for a future period. The Company has prepaid for marketing and advertising services to be used over approximately the next twelve months and has not utilized those services during the six months ended June 30, 2018.

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

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Six Months Ended June, 2018 and 2017

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

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Six Months Ended June, 2018 and 2017

4. Stock Options and Warrants

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity. There was no stock option or warrant activity during the six months ended June 30, 2018 and 2017 and as of June 30, 2018, no options or warrants were outstanding.

5.  Related Party Transactions

During the six months ended June 30, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $108,000 to the Company and he was repaid $61,223. The balance remaining of $103,240 owed to Mr. Kepler is unsecured and bears no interest.

During the six months ended June 30, 2018 and 2017, the Company engaged the services of Karma Black Box LLC (“Karma”), whose two stockholders became Company stockholders as a result of the Exchange Agreement (Note 1 and 3), for application development services of the Company’s Blackbox System technology. During the six months ended June 30, 2018 and 2017, Karma was paid $27,000 and $58,500 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. In 2016 G2/IPA refunded $117,800 of prepayments for marketing services leaving a prepaid balance of $36,700 as of June 30, 2018. At June 30, 2018 and 2017, there were no accounts payable owed to G2.

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

6. Notes Payable

On January 30, 2018 a third party advanced $29,370 to the Company in exchange for a one hundred and eighty-seven day quasi factoring financing arrangement, to be repaid in one hundred and thirty-two (132) daily installments of $325 through August 6, 2018. The related note discount of $13,530 is being amortized as interest expense over the term of the agreement. On June 20, 2018, the third party advanced an additional $18,645 in exchange for an extension of the repayment terms, extending the repayment period for one hundred and eighty-seven days (187) in installments of $318 through December 24, 2018. The related note discount of $12,631 is being amortized as interest expense over the new term of one hundred and eighty-seven days. Amortized interest recorded for the period ended June 30, 2018 is $11,601.

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Six Months Ended June, 2018 and 2017

7. Commitments and Contingencies

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. During the six months ended June 30, 2018 and 2017 we incurred $30,033 and $23,203, respectively, in office rental expense.

The Company received advance payments from prospective customers anticipating a new subscription service.

On June 18, 2018 the Company entered into a letter agreement with IC Ventures, Inc. (“ICV”), pursuant to which the Company retained ICV to provide strategic advisory services for marketing and financial matters relating to investment and acquisition issues which services are anticipated to commence July 1, 2018. The agreement provides for a twenty-four month term and that ICV will be compensated monthly in Company common stock valued at $20,000 with such compensation to be increased by $15,000 for a twelve month period during the term, payable in cash, beginning on the earlier of (i) the election by the Company or (ii) the sixth full month following the execution of the agreement. The agreement also provides that ICV will be issued 920,000 shares of the Company’s common stock if listing on NASDAQ is achieved during the term of the agreement and ICV shall be paid a closing fee of 1.5% of gross proceeds or a minimum of $500,000 if the Company should be acquired during the term of the agreement or within 12 months of the termination of the agreement.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At June 30, 2018, the Company had an accumulated deficit of $3,141,105 and for the three and six months ended June 30, 2018, incurred net losses of $243,976 and $446,518, respectively. Management expects that the Company may need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Liquidity and Capital Resources

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016 and we have not yet attained a level of subscription sales revenue that would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the end of 2018, nor is there any assurance that such an operating level can ever be achieved. Unless there is a significant change in cash requirements, the Company believes it has sufficient working capital to fund any operating deficiencies and future development costs until the end of 2018.

At June 30, 2018, the Company had a cash balance of $23,933 and a working capital deficit of $658,527 as compared to a cash balance of $386,470 and working capital of $375,417 at June 30, 2017.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

For the three months ended June 30, 2018 and 2017, the Company’s revenue totaled $147,375 and $196,945, respectively, for which our respective costs of revenues totaled $150,738 and $133,192. The decrease in revenue is the result of the termination of the BBTR licensing agreement which resulted in a reduction of revenue in the amount of $100,000, netted with increased domestic subscriptions resulting in an increase ein revenue of $50,430. The increase in costs of operations are the result of increased data feed expenses for exchange information and increased costs associated with our affiliate referral program and customer retention and media coordination payments of $34,969, netted with decreased internet and website expenses of $18,573 and increased merchant card fees of $1,150.

For the three months ended June 30, 2018, the Company had operating expenses totaling $232,798 compared to $415,707 for the same period in 2017, a decrease of $182,909. The decreased software development costs of $174,366 were primarily attributable to the fact that we did not incur development costs for the BBTR System in the second quarter of 2018. General and administrative expenses also decreased approximately $11,037 from $208,340 for the three months ended June 30, 2017 compared to $197,303 for the three months ended June 30, 2018. The decrease in general and administrative expenses was attributable to an increase in internet and website expense of $38,071, an increase in office rent and insurance of $5,628, and and increase in office expense and public reporting costs of $1,063, netted with a decrease in advertising and marketing expenses of $31,573 and a decrease in travel expenses of $24,226. The Company also recorded depreciation and amortization expense of $5,271 for the three months ended June 30, 2018 compared to $2,777 for the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2018 and 2017

For the six months ended June 30, 2018 and 2017, the Company’s revenue totaled $290,670 and $324,558, respectively, for which our respective costs of revenues totaled $318,013 and $229,472. The decrease in revenue is primarily the result of the Company’s loss of revenue from termination of the BBTR License offset by increased subscription revenues. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $169,944 for the six months ended June 30, 2018. Other costs of operations included subscriber referral program payments of approximately $92,023 and website design and maintenance costs of approximately $48,018.

For the six months ended June 30, 2018, the Company had operating expenses totaling $406,613 compared to $638,390 for the same period in 2017, a decrease of $231,777. This change is primarily a result of a decrease in software development costs of approximately $217,928, from $232,728 in the six months ended June 30, 2017 to $14,800 over the same period in 2018. The decreased software development costs were primarily attributable to the fact that we did not incur development costs for the BBTR System in 2018 and the system development has achieved material completion, although ongoing development and maintenance will be perpetual. General and administrative expenses decreased by approximately $18,588, from $400,891 in the six months ended June 30, 2017 to $382,303 over the same period in 2018 due to savings in travel and related expenses of $35,189 netted with increased office rent and insurance of $11,288, increased salary and related expenses of $4,147 and other miscellaneous office expenses of $1,166. The Company also recorded depreciation and amortization expense of $9,510 for the six months ended June 30, 2018 compared to $4,771 for the six months ended June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2018 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

August 20, 2018	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*        Filed herewith.

**      Furnished herewith

