Form 10-Q
period 2018-09-30
BLACKBOXSTOCKS INC.
filed 2018-11-19
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 726-9203
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock as of November 19, 2018 was 23,022,000.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Blackboxstocks,” or the “Company” refers to Blackboxstocks Inc., a Nevada corporation.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q (the “Report”), we make forward-looking statements that involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business, and reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, plans for proposed operations, descriptions of our strategies, our service and market development plans, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blackboxstocks Inc.
Balance Sheets
September 30, 2018 (unaudited) and December 31, 2017
	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$36,129	$8,155
Investments, market testing	524	—
Accounts receivable	7,457	5,111
Advances, related party	1,500	—
Prepaid expenses	186,296	202,978
Prepaid expenses, related parties (Note 5)	36,700	36,700
Discount on notes payable (Note 6)	5,741	—
Total current assets	274,347	252,944
Property:
Office, computer and related equipment, net of depreciation of $24,837
and $14,608 at September 30, 2018 and December 31, 2017, respectively	22,727	21,156
Domain name, net of amortization of $2,388 and $0 at September 30, 2018
and December 31, 2017, respectively	14,804	—
Software development, net of amortization of $6,188 and $2,813
at September 30, 2018 and December 31, 2017, respectively	2,813	6,187
Total property	40,344	27,343
Total Assets	$314,691	$280,287
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$555,120	$368,108
Accrued salary	4,122	—
Accrued interest	3,533	—
Unearned subscriptions	96,548	27,361
Unearned revenue	261,000	—
Other liabilities	35,060	—
Advances, related party (Note 5)	79,392	56,463
Notes payable, short term (Note 6)	221,880	—
Total current liabilities	1,256,655	451,932
Notes payable, long term	5,100	—
Commitments and contingencies (Note 7)
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017,
respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at
September 30, 2018 and December 31, 2017, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 23,022,000 and 23,000,000 issued and outstanding at
September 30, 2018 and December 31, 2017, respectively	23,022	23,000
Additional paid in capital	2,516,920	2,494,942
Accumulated deficit	(3,492,006)	(2,694,587)
Total Stockholders' Deficit	(947,064)	(171,645)
Total Liabilities and Stockholders' Deficit	$314,691	$280,287

Blackboxstocks Inc.
Statements of Operations
For the three and nine months ended September 30, 2018 and 2017
(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2018	2017	2018	2017
Revenue:
Subscriptions	$ 188,179	$ 84,279	$ 478,849	$ 308,837
Licensing	-	300,000	-	400,000
Commissions	2,000	-	2,000	-
Total revenues	190,179	384,279	480,849	708,837

Cost of operations	156,366	163,071	474,379	392,543

Gross margin	33,813	221,208	6,470	316,294

Expenses:
Software development costs	32,234	122,515	47,034	355,243
General and administrative	332,986	310,075	715,289	710,966
Depreciation and amortization	6,482	3,487	15,992	8,258
Total operating expenses	371,702	436,077	778,315	1,074,467

Operating loss	(337,889)	(214,869)	(771,845)	(758,173)

Interest expense	13,033	320	25,574	1,286
Other expense	(21)	-	-	-

Loss before income taxes	(350,901)	(215,189)	(797,419)	(759,459)

Income taxes	-	-	-	-

Net loss	$ (350,901)	$ (215,189)	$ (797,419)	$ (759,459)

Weighted average number of common
shares outstanding - basic	23,003,826	23,107,609	23,001,289	23,109,194

Net loss per share - basic	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.03)

Blackboxstocks Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017
(unaudited)
	2018	2017
Cash flows from operating activities
Net loss	$(797,419)	$(759,459)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	15,992	8,258
Amortization of note discount	20,420	—
Shares issued in exchange for services	—	96,250
Changes in operating assets and liabilities:
Investments, trading	(524)	(931)
Accounts receivable	(2,346)	767
Advances, related party	(1,500)	—
Prepaid expenses	16,682	(222,181)
Accounts payable	187,012	370,211
Accrued salary	4,122	—
Accrued expenses	3,533	—
Unearned subscriptions	69,187	8,677
Unearned revenue	261,000	—
Other liabilities	35,060	—
Net cash used in operating activities	(188,781)	(498,408)
Cash flows from investing activities
Purchases of property	(20,684)	(15,612)
Cash repayments to shareholder	(99,071)	(95,705)
Cash advances from shareholder	122,000	70,000
Net cash used in investing activities	2,245	(41,317)
Cash flows from financing activities
Common stock issued for cash	22,000	—
Proceeds from notes payable	248,015	—
Repayment of notes payable	(55,505)	—
Net cash provided by (used in) financing activities	214,510	—
Net increase(decrease) in cash	27,974	(539,725)
Cash - beginning of period	8,155	703,638
Cash - end of period	$36,129	$163,913
Supplemental disclosure-
Non-cash investing and financing activities:
Acquisition of equipment in exchange for note payable	$8,309	$—
Cancellation of common shares	$—	$67,500

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Recently Issued Accounting Pronouncements - During the quarters ended September 30, 2018 and 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

2. Summary of Significant Accounting Policies (continued)

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At September 30, 2018 and 2017, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Share-Based Payment - Under Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share-based payments were issued for the nine months ended September 30, 2018 and 2017.

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

Deferred Revenue- The Company is planning a complimentary platform that will share similar IP protocol with the current Blackbox System on a subscription basis. The service has not yet launched. Monies have been received in advance of the services being provided and are deferred until such time as the platform is launched and the services earned.

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

Prepaid Expenses - Prepaid expenses are current assets created when the Company makes payments or incurs an obligation for expenses identified for a future period. The Company has prepaid for marketing and advertising services to be used over approximately the next twelve months and has utilized $10,833 of those services during the nine months ended September 30, 2018.

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

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

3.   Stockholders’ Deficit (continued)

On September 14, 2018, the Company issued 22,000 shares of Common Stock at a cash price of $1.00 per share for a total of $22,000.

4. Stock Options and Warrants

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.  When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity. There was no stock option or warrant activity during the nine months ended September 30, 2018 and 2017 and as of September 30, 2018, no options or warrants were outstanding.

5.  Related Party Transactions

During the nine months ended September 30, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $122,000 to the Company and he was repaid $99,071. The balance remaining of $79,392 owed to Mr. Kepler is unsecured and bears no interest.

During the nine months ended September 30, 2018 and 2017, the Company engaged the services of Karma Black Box LLC (“Karma”), whose two stockholders became Company stockholders as a result of the Exchange Agreement (Note 1 and 3), for application development services of the Company’s Blackbox System technology and Karma was paid $36,000 and $85,500 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. In 2016 G2/IPA refunded $117,800 of prepayments for marketing services leaving a prepaid balance of $36,700 as of September 30, 2018. At September 30, 2018 and 2017, there were no accounts payable owed to G2.

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

6. Notes Payable

On January 30, 2018 a third party advanced $29,370 to the Company in exchange for a one hundred and eighty-seven day quasi factoring financing arrangement, to be repaid in one hundred and thirty-two (132) daily installments of $325 through August 6, 2018. The related note discount of $13,530 is being amortized as interest expense over the term of the agreement. On June 20, 2018, the third party advanced an additional $18,645 in exchange for an extension of the repayment terms, extending the repayment period for one hundred and eighty-seven days (187) in installments of $318 through December 24, 2018. The related note discount of $12,631 is being amortized as interest expense over the new term of one hundred and eighty-seven days. Amortized interest recorded for the period ended September 30, 2018 is $20,420.

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

6. Notes Payable (continued)

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder.

7. Commitments and Contingencies

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. During the nine months ended September 30, 2018 and 2017, we incurred $45,299 and $35,072, respectively, in office rental expense.

The Company received advance payments from prospective customers anticipating a new subscription service.

On June 18, 2018 the Company entered into a letter agreement with IC Ventures, Inc. (“ICV”), pursuant to which the Company retained ICV to provide strategic advisory services for marketing and financial matters relating to investment and acquisition issues which services commenced July 1, 2018. The agreement provides for a twenty-four month term and that ICV will be compensated monthly in Company common stock valued at $20,000 with such compensation to be increased by $15,000 for a twelve month period during the term, payable in cash, beginning on the earlier of (i) the election by the Company or (ii) the sixth full month following the execution of the agreement. The agreement also provides that ICV will be issued 920,000 shares of the Company’s Common Stock if listing on NASDAQ is achieved during the term of the agreement and ICV shall be paid a closing fee of 1.5% of gross proceeds or a minimum of $500,000 if the Company should be acquired during the term of the agreement or within 12 months of the termination of the agreement.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

8. Subsequent Events

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum maturing on February 7, 2019.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At September 30, 2018, the Company had an accumulated deficit of $3,492,006 and for the three and nine months ended September 30, 2018, incurred net losses of $350,901 and $797,419, as compared to $215,189 and $759,459 for the same periods in 2017, respectively. Management expects that the Company may need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Liquidity and Capital Resources

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016 and we have not yet attained a level of subscription sales revenue that would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the end of 2018, nor is there any assurance that such an operating level can ever be achieved. Unless there is a significant change in cash requirements, the Company believes it has sufficient working capital to fund any operating deficiencies and future development costs until the end of 2018. Nevertheless, Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

At September 30, 2018, the Company had a cash balance of $36,129 and a working capital deficit of $982,308 as compared to a cash balance of $163,913 and working capital of $192,871 at September 30, 2017.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

For the three months ended September 30, 2018 and 2017, the Company’s revenue totaled $190,179 and $384,279, respectively, for which our respective costs of operations totaled $156,366 and $163,071. The $194,100 decrease in revenue is the result of the termination of the BBTR licensing agreement which resulted in a reduction of licensing revenue in the amount of $300,000, netted with a $103,900 increase in domestic subscriptions and commissions revenue in the amount of $2,000.   The decrease in costs of operations are the result of a decrease in website management and internet expense of $37,701 netted with increases in data feed expense of $10,610, customer referral and retention fees of $17,135 and $3,251 in merchant card fee expense.

For the three months ended September 30, 2018, the Company had operating expenses totaling $371,702 compared to $436,077 for the same period in 2017, a decrease of $64,375. Software development expenses decreased once we completed development of chat features added to the Blackbox System that were in process in the third quarter of 2017. General and administrative expenses increased by approximately $22,911 from $310,075 for the three months ended September 30, 2017 compared to $332,986 for the three months ended September 30, 2018. The increase in general and administrative expenses was attributable to increases in consulting fee expense of $60,000; internet and computer expenses of $49,462; accounting and legal expense of $7,963 and other administrative expense increases of $11,170 netted with a decrease in investor relations expense of $80,187; travel and entertainment of $10,893 and advertising and marketing expense of $14,604. The Company also recorded depreciation and amortization expense of $6,482 for the three months ended September 30, 2018 compared to $3,487 for the three months ended September 30, 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

For the nine months ended September 30, 2018 and 2017, the Company’s revenue totaled $480,849 and $708,837, respectively, for which our respective costs of operations totaled $474,379 and $392,543. The $227,988 decrease in revenue is primarily the result of the termination of the BBTR licensing agreement which resulted in a reduction of licensing revenue in the amount of $400,000, netted with a $170,012 increase in domestic subscriptions and commissions revenue in the amount of $2,000.  The increase in costs of operations are the result of increased costs for customer retention and referrals of $81,279; increased data feed expense of $31,840; and increased merchant card fees of $5,479 netted with a reduction in internet/website expense of

12

$36,762.

For the nine months ended September 30, 2018, the Company had operating expenses totaling $778,315 compared to $1,074,467 for the same period in 2017, a decrease of $296,152. Software development expenses decreased by $308,209 primarily as a result of the completion of development of chat features added to the Blackbox System that were in process in the nine months ended September 30, 2017. General and administrative expenses increased by approximately $4,323 from $710,966 for the nine months ended September 30, 2017 compared to $715,289 for the nine months ended September 30, 2018. The increase in general and administrative expenses was attributable to increases in consulting fee expense of $60,000; internet and computer expenses of $54,379; accounting and legal expenses of $9,489; rent expense of $10,559; dues and subscription fees of $11,807; insurance expense of $6,629 and other administrative costs of $10,011, netted with reductions in advertising and marketing of $25,779; investor relations of $80,187; travel expense of $43,231 and personnel costs of $9,354. The Company also recorded depreciation and amortization expense of $15,992 for the nine months ended September 30, 2018 compared to $8,258 for the nine months ended September 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2018 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

On September 14, 2018, the Company issued 22,000 shares of Common Stock to one individual investor at a cash price of $1.00 per share for aggregate proceeds of $22,000. The Common Stock was privately offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Company reasonably believed that the purchaser of such securities had access to information concerning its operations and financial condition, was acquiring the securities for its own account and not with a view to the distribution thereof, and was an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no "general solicitation" was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the documentation representing the securities bear legends and/or non-transfer provisions to that effect.

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

November 19, 2018	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*        Filed herewith.

**        Furnished herewith

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Gust Kepler, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Blackboxstocks Inc.;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 19, 2018	/s/ Gust Kepler
Gust Kepler
Principal Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Gust Kepler, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Blackboxstocks Inc.;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 19, 2018	/s/ Gust Kepler
Gust Kepler
Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Blackboxstocks Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2018 (the “Report”), I, Gust Kepler, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gust Kepler

Gust Kepler

Principal Executive Officer

November 19, 2018

This certification accompanies the Report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company or purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this certification has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Blackboxstocks Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2018 (the “Report”), I, Gust Kepler, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gust Kepler

Gust Kepler

Principal Financial Officer

November 19, 2018

This certification accompanies the Report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company or purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this certification has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.