Form 10-K
period 2018-12-31
BLACKBOXSTOCKS INC.
filed 2019-04-19
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-55108

BLACKBOXSTOCKS INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

5430 LBJ Freeway, Suite 1485 Dallas, TX	75240 (Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, including area code (972) 726-9203

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None

Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (8,005,000 shares of common stock) as of June 30, 2018 was $88,055,000 (computed by reference to the price at which the common equity was last sold ($11.00) as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 17, 2019 was 23,115,500.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Reverse Acquisition of Tiger Trade

On December 1, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), by and among the Company, Tiger Trade Technologies, Inc. (“Tiger Trade”), a Texas corporation and the stockholders of Tiger Trade.  Under the terms and conditions of the Exchange Agreement, the Company offered and sold 17,900,000 newly issued shares of Company Common Stock, par value $0.001 ("Common Stock") and 5,000,000 newly issued shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Company Preferred Stock”) in consideration for all the issued and outstanding shares of Tiger Trade capital stock. The effect of the issuance was that, upon closing of the Exchange Agreement transaction, former Tiger Trade stockholders held approximately 85.91% of the issued and outstanding shares of Company Common Stock and 100% of the issued and outstanding shares of Company Preferred Stock.

As a condition precedent to consummation of the Exchange Agreement, Orsolya Peresztegi, the Company’s sole officer and director on the closing date of the transaction, effected the cancellation of 7,095,602 shares of Company Common Stock pursuant to a Cancellation Agreement effective as of the Exchange Agreement closing date. Under the terms of the Cancellation Agreement, Tiger Trade paid Ms. Peresztegi a cancellation fee of Two Hundred Forty-Five Thousand Dollars ($245,000).

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

Overview of Business

The Company is in the business of developing and marketing web and mobile based analytical software tools as a subscription based software as a service (the “Blackbox System”) that serves as tool for stock and option traders to evaluate prospective investments on various securities exchanges and markets. Our proprietary Blackbox System technology is an algorithm driven system that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our servers, located in close proximity to the NYSE, NASDAQ and OTC exchanges drive our proprietary algorithms at near light speed. Our Blackbox System platform employs predictive technology enhanced by artificial intelligence to find volatility and unusual market activity that can result in the rapid change in a stock’s price. The Blackbox System was initially designed to monitor and analyze over 13,000 stocks on the OTC Markets Group, Inc. (“OTC”), New York Stock Exchange (“NYSE”), the NYSE American (formerly the American Stock Exchange) and NASDAQ markets simultaneously as our servers receive live data feeds from such markets. We have also customized a separate Blackbox System platform (“Asian Blackbox System”) to analyze data from the Hong Kong Stock Exchange (“HKEX”), Shanghai Stock Exchange (“SSE”) and Shenzhen Stock Exchange (“SZSE”) for license and use primarily in Asia. We consider the Blackbox System technology to be among the most user-friendly of its kind.

The Blackbox System employs predictive technology enhanced by artificial intelligence to identify volatility and unusual market activity that may result in rapid change in the price of a stock. The complexity of our backend analytics is neatly hidden from the end user by our simple and easy to navigate dashboard which includes real-time alerts, scans, news and institutional grade analytics. Additionally, our users are provided a fully interactive chat and social media platform, integrated in our dashboard. This allows users to exchange information and ideas quickly and efficiently. Recently, a live audio-video feature was introduced which allows our subscribers the ability to broadcast and share trade strategies and market insight, on their own channels within the Blackbox community.

The Blackbox System is a unique and disruptive financial technology platform, combining proprietary analytics and broadcast enabled social media, to connect traders of all types worldwide in our ultimate user-friendly system.

Development of the Blackbox System

Blackbox System was made available for use to US subscribing customers in September 2016 and the Asian Blackbox System was made available for use by under a license arrangement to subscribers in May 2017.

In December 2017 we launched our first Options Flow Scanner as a new feature on our platform. Our Options Flow Scanner is designed to monitor and alert our users to unusual activity on the options exchange. We have created many proprietary options alerts and a proprietary options “heatmap” to allow our users to follow large options purchases in real-time. This has proven to be a very popular feature for our users. We are also currently developing a Dark Pool Scanner. The Dark Pool Scanner feature monitors, tracks and displays large blocks of stock that are often purchased in dark pools and not on the regular exchanges.

In addition to the above described proprietary scanners and features, we provide our users with a full set of internal social media functions within our dashboard. These features include chat rooms, direct messaging, follow/block capability, custom user profiles, and most importantly broadcast enabled audio channels. We believe that combining these social media features with our analytics, within a single dashboard provides a unique user experience allowing for the rapid exchange of information throughout our user community.

We anticipate adding many new features and functions to the Blackbox System that we expect to make available in the second quarter of 2019, including but not limited to, native iOS and Android applications, a watchlist feature and enhanced filters for our Options Flow and Dark Pool Scanners. We also plan to upgrade our current “many to many” audio broadcast feature. Development of planned features and functions are expected to cost approximately

$220,000 and will be dependent upon resources available from anticipated financing.

Marketing of the Blackbox System

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016. Use of the Blackbox System is sold on a monthly or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com. We believe our Blackbox System subscriptions are priced competitively with similar web-based trading tools. Since launch, we have marketed our system to potential subscribers primarily via online and referral based marketing. Thus far we have achieved a majority of our subscriber base via our customer referral program. We have been offering certain subscribers the right to promote the Blackbox System and receive referral fees for subscribers generated from such subscribers’ effort. Generally, we pay referring subscribers $25 for each subscription generated and $25 for each month a referred subscriber continues its subscription. We incurred $90,278 and $45,866 in customer referral expenditures in each of the years ended December 31, 2018 and 2017, respectively. These equal approximately 12% and 11% of our subscription sales revenues generated in the years ended December 31, 2018 and 2017, respectively. We intend to expand the customer referral sales program as it has proven to be an extremely efficient form of advertising. Our future marketing efforts are expected to include, but will not be limited to, online affiliate marketing, banner advertising, social media, television and targeted email campaigns. We have run multiple small digital ad campaigns targeting social media platforms such Facebook and Instagram. We have also deployed marketing budgets on StockTwits. We recently began test marketing on Google as well. We intend to deploy a significant amount of marketing funds on these and other digital platforms including YouTube, Twitter and LinkedIn. Our test marketing has proven very effective and we believe we have the ability to scale our advertising efforts using these platforms. We have designated a preliminary budget of up $275,000 for digital advertising. However, such budget may change depending upon resources available from anticipated financing.

In September of 2018 we also began offering our users a comprehensive 3 hour educational course entitled “Blackbox Bootcamp.” This course is offered to our users twice weekly and teaches the basic of stocks, options, and how to use the Blackbox System. These classes are offered in a live webinar format with Q&A sessions. We also offer other webinar courses that are scheduled and announced on our calendar and in email and direct messages via our platform to our users. We believe that the implementation of this educational program has and will continue to increase our user retention.

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

We consider our platform unique and do not consider any trading tools or trading analytics software direct competitors of our Company. There are many trading tools on the current market often referred to as “scanners”, that provide features, functions and analytics similar to those of the Blackbox System. There are also many social media platforms that cater to stock traders that serve as real-time informational sources. However, we believe that our Blackbox System is the only platform that has successfully merged a comprehensive analytics system or “scanner” and a social media platform within the same “dashboard” allowing users to view the same real-time data in parallel. Our Blackbox System creates a unique community for traders that can all share the same information and analyze this information on an identical analytics in real-time. We also consider our system unique because our predictive algorithms automatically populate alerts for active stocks with high probability of short-term gains. In spite of these factors that differentiate us, we believe the following companies that could be considered competitors due to some like features and retail price point: Trade Ideas, Flow Algo, Trade Alert and Wall Street Jesus.

Employees

As of the date hereof, the Company has three full-time employees, including Gust Kepler who serves as our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary, Jeff Sharrock, who serves as Vice President of Operations and an administrative employee.

Additional Information

We file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and disclose certain material events in current reports on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space previously leased by G2 International, Inc. (“G2”), a company controlled by Gust Kepler who serves as our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary. Tiger Trade (our former subsidiary that was merged with and into the Company) entered a Sublease Agreement (the “Sublease”) with G2 International, Inc. effective July 1, 2015, subject to the terms and conditions of the Office Lease dated March 26, 2015 (the “Office Lease”) between G2 International, Inc. and Teachers Insurance and Annuity Association of America, for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 we amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. During the years ended December 31, 2018 and 2017 we incurred $60,584 and $48,848, respectively, in office rental expense. Future minimum rental payments under the extended lease are $55,646 in 2019, $59,006 in 2020, $61,803 in 2021 and $46,869 in 2022.

ITEM 3.	LEGAL PROCEEDINGS

There are currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Pink”) under the symbol “BLBX.” The following table shows the reported high and low closing bid prices per share for our Common Stock based on information provided by the OTC Pink. The over-the-counter market quotations set forth for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2018	2.75	2.75
September 30, 2018	11.00	2.60
June 30, 2018	11.00	11.00
March 31, 2018	11.00	2.65
December 31, 2017	5.25	4.27
September 30, 2017	4.30	3.00
June 30, 2017	3.78	3.66
March 31, 2017	3.66	3.5

On April 9, 2019, the last closing bid price per share for our Common Stock reported by the OTC Pink was $3.00.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of April 17, 2019, we had 658 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of April 17, 2019, we had 23,115,500 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On November 27, 2018, the Company issued 11,000 shares of Common Stock to an individual investor at a cash price of $1.00 per share for aggregate proceeds of $11,000. The Common Stock was privately offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Company reasonably believed that the purchaser of such securities had access to information concerning its operations and financial condition, was acquiring the securities for its own account and not with a view to the distribution thereof, and was an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no "general solicitation" was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the documentation representing the securities bear legends and/or non-transfer provisions to that effect.

All of the Company’s other sales of unregistered securities during the period covered by the Report have been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and/or current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K.

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

Overview

The Company is in the business of developing and marketing a real time analytical web based software as a service platform (the “Blackbox System”) that serves as a tool for day traders and swing traders on various securities exchanges and markets. Our proprietary Blackbox System technology is an algorithm driven system that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our Blackbox System platform employs predictive technology enhanced by artificial intelligence to find volatility and unusual market activity that can result in the rapid change in a stock’s price. The Blackbox System was initially designed to monitor and analyze over 13,000 stocks on the OTC Markets Group, Inc. (“OTC”), New York Stock Exchange (“NYSE”), the NYSE American (formerly the American Stock Exchange), and NASDAQ markets simultaneously as our servers receive live data feeds from such markets. We have also customized our Blackbox System to analyze data from the Hong Kong Stock Exchange (“HKEX”), Shanghai Stock Exchange (“SSE”) and Shenzhen Stock Exchange (“SZSE”) for license and use primarily in Asia.

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

Basis of Presentation of Financial Information

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At December 31, 2018, the Company had an accumulated deficit of $3,846,469 and for the years ended December 31, 2018 and 2017, the Company incurred net losses of $1,151,882 and $1,261,743, respectively. Management’s plans with respect to operations include the sustained and aggressive marketing of subscriptions for the Blackbox System both domestically and abroad and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2019 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2018 and through April 17, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Recently Issued Accounting Pronouncements.

During the years ended December 31, 2018 and 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update(ASU) No.2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It was effective for annual and interim reporting periods beginning after December 15, 2017. This standard permitted early adoption, but not before December 15, 2016, and the use of either a retrospective or cumulative effect transition method. On January 1, 2018 the Company adopted the full retrospective method which requires the application of the standard as of the earliest period present in their financial statements. The Company believes the new standard did not have a material impact on our financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard is effective for interim and annual periods beginning January 1, 2019 and will be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements and early adoption is permitted. The Company has evaluated the timing of adoption and we do not expect it to have a material impact on our results of operations and financial condition.

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

Management evaluates the probability of the realization of its deferred income tax assets.  Management determined that because the Company has not yet generated taxable income, it is unlikely that a tax benefit will be realized from these operating loss carry forwards.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

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

Earnings or (Loss) Per Share

Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At December 31, 2018 and 2017, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Share-Based Payment

Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share based payments were issued for the years ended December 31, 2018 and 2017.

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606) and adoption of the new standard had no impact on the Company’s statements of operations or balance sheets. Revenue is recognized from the sale of subscriptions for the use of the Blackbox System web application, on a monthly or annual basis. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. The Company launched its Blackbox System web application and began generating subscription sales revenues during the quarter ended September 30, 2016. Revenue related to annual subscriptions is recognized each month with unearned subscriptions reflected as a current liability.

Other Liabilities

The Company is planning the development of a future product, a complimentary platform that will share similar IP protocol with the current Blackbox System on a subscription basis. The future product has not yet launched. The Company has received advance payments from a new subscriber group in anticipation of the development of this future product. These amounts are deferred until such time as the platform is launched and the services earned. As of December 31, 2018, the Company has received $180,000 from this future subscriber group.

Software Development Costs

Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, a proprietary algorithm driven system, through a combination of in house system analysts and outside contractors. Under the guidelines of ASC Topic 985, “Software”, the cost of the Company’s Blackbox System was expensed during development and the Blackbox System software for use in the United States, reached technical feasibility in August 2016, became marketable and was made available to subscribers beginning September 1, 2016. The Blackbox System for use in China achieved technological feasibility and became marketable and available to subscribers during the quarter ended June 30, 2017. Subsequent to that time, in accordance with ASC Topic 985 these costs were expensed. Costs incurred during this period were capitalized and amortized.

Domain Name

The Company acquired a domain name for its exclusive use in anticipation of its rollout within the next three years. The cost was capitalized and due to the uncertainty of our ability to successfully market this name, we elected to amortize the cost over a period of three years.

Prepaid Expenses

Prepaid expenses are current assets created when the Company makes payments or incurs an obligation for expenses identified for a future period. These amounts are charged to expense as the services are provided.

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

Liquidity and Capital Resources

The Company launched its Blackbox System web application and made it available to subscribers in September 2016 and we have not yet attained a level of subscription sales revenue that would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the end of 2019, nor is there any assurance that such an operating level can ever be achieved.

At December 31, 2018, the Company had a cash balance of $28,001 and a working capital deficit of $1,180,289 as compared to a cash balance of $8,155 and a working capital deficit of $198,988 at December 31, 2017. Such cash amount is not sufficient to fund our plans of operation. As such, we will need to raise additional funds to carry out our plans of operation and fund our ongoing operational expenses including the marketing of the product. We expect that costs and expenses necessary to implement our planned marketing operations over the next 12 months will be between $1 Million to $2 Million. Additional funding is expected to be generated through equity financing from the sale of our Common Stock and/or debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock or debt to fund our plans of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

For the years ending December 31, 2018 and 2017, the Company’s revenue totaled $692,803 and $910,705, respectively, for which its respective costs of revenues totaled $645,318 and $542,142. Revenues decreased as a result of the termination of our BBTR License agreement for use of the Asian Blackbox System netted with an expanded subscription base for monthly revenues. The license fees under the BBTR license totaled $500,000 before it was cancelled in November 2017. The Company’s revenue from subscriptions grew from $410,705 in the year ended December 31, 2017 to $687,653 in the year ended December 31, 2018, an increase of 67%. Costs of operations increased as a result of the Company’s additional subscriber expenses. The costs of operations includes costs to provide the web application to subscribers, the majority of which is data feed expense for exchange information of approximately $340,000 and customer retention and referral expense of $221,468.

For the year ending December 31, 2018, the Company had operating expenses totaling $1,154,226 compared to $1,628,572 for the same period in 2017, a decrease of $474,346. This change is primarily a result of a decrease in general and administrative expenses of approximately $178,065 which resulted from a decrease in: consulting and investor relations expense of $60,958, advertising expense of $38,150, telecom and internet expense of $53,546, travel and related expense of $50,325 and legal and professional expenses of $20,006. Expenses for salary and related personnel expenses increased $8,309 and office rent and related general office expense increased $36,613. In addition, software development costs decreased approximately $306,710 due to completion of the primary development of the Blackbox System in 2017. The Company also recorded depreciation expense of $22,514 for the year ended December 31, 2018 compared to $12,085 for the year ended December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2018 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

· pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

· provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

· provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, Gust Kepler, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2018, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Sole Director and Executive Officers	Age	Date of Appointment	Position(s) Held
Gust Kepler	54	December 1, 2015	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary
Jeff Sharrock	54	January 1, 2016	Vice President of Operations

Gust Kepler was appointed to serve as a director and our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 1, 2015. Mr. Kepler also serves as the President of G2 International, Inc. (“G2”). G2 is a consulting firm with expertise in investment banking founded by Mr. Kepler in 2002. G2’s primary focus is taking private companies public and providing advice regarding capitalization, strategic planning and investor relations. Prior to founding G2, Mr. Kepler founded Parallax Entertainment, Inc. (“Parallax”) in 1996. Parallax was an independent record label, online promotional vehicle and e-commerce solution for musicians on the Internet. Mr. Kepler managed all aspects of the label including A&R, production, marketing and distribution. In 2000, Mr. Kepler successfully completed a direct public offering for the company and Parallax subsequently became a publicly traded company on the OTC Bulletin Board. Mr. Kepler was also the cofounder of Glance Toys, Ltd. (“Glance Toys”) which was formed in 1990. Glance Toys designed, manufactured and marketed products classified in junior sporting goods category. Products included foam balls, flying discs and beach products, some of which received patents. Glance Toy’s products were sold nationally in prominent chains such as Wal-Mart, Target, Toys R Us, 7-Eleven, and numerous other well-known retailers.

Jeff Sharrock was appointed to serve as our Vice President of Operations on January 1, 2016. Mr. Sharrock oversees accounting, communications and IT solutions for the Company. He is also in charge of financial analysis, budgeting, compliance and corporate governance for Blackboxstocks.com. Prior to joining Blackboxstocks, Mr. Sharrock served as the Director of Operations for G2 International, Inc. G2 is an investment banking consulting firm specializing in taking private companies public and providing those companies with advice regarding capitalization, strategic planning and investor relations. Mr. Sharrock oversaw all aspects of daily operations and was heavily involved in the accounting and regulatory aspects of the company. He also served as the main point of contact for large G2 clients.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2018, or written representations from certain reporting persons, other than as described below, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

Gust Kepler, our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary and direct beneficial owner of more than 10% of our Company Common Stock, failed to file a Form 4 disclosing a disposition of 500,000 shares of Common Stock on February 5, 2018.

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

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Year	Salary		All other Compensation (1)($)		Total ($)
Gust Kepler, Director, President, Chief Executive Officer, Chief Financial Officer and Secretary	2018 2017	$ 12,000 $ 12,000	$ $	-- --	$ $	12,000 12,000
Jeff Sharrock, Vice President of Operations	2018 2017	$ 69,364 $ 67,000	$ $	3,000(2) 2,800(2)	$ $	72,364 69,800

(1)	Other than the remuneration discussed above, we have no retirement, pension, profit sharing, stock option or similar program for the benefit of the officers, directors or employees of the Company.
(2)	Reflects cash bonus payment.

Narrative Disclosure to Summary Compensation Table

We paid salaries to both of Named Executives in 2018 and 2017. Mr. Kepler is paid an annual salary of $12,000 and Mr. Sharrock is paid an annual salary of $73,000. Mr. Sharrock was also paid discretionary bonuses of $3,000 in 2018 and $2,800 in 2017. All compensation was paid in cash pursuant to standard Company payroll practices. We do not have arrangements with any of our employees, including the Named Executives, to pay or provide any non-cash compensation.

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

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 23,115,500 shares of Common Stock and 5,000,000 shares of Preferred Stock outstanding as of April 17, 2019. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock
As a Group	Officers and Directors (1 person)	6,995,000	30%
As Individuals	Gust Kepler	6,995,000	30%
	David Kyle	2,500,000	11%
	Eric Pharis 2 Lake Forest Court Trophy Club, Texas 76262	2,500,000	11%
	Stephen Chiang 8 Kitchener Link City Square Residences #21-14 Singapore 207226	3,000,000	13%
19

Series A Preferred Stock
As a Group	Officers and Directors (1 person)	5,000,000	100%
As Individuals	Gust Kepler	5,000,000	100%

There are no arrangements, known to the Company, the operation of which would result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety day period, maturing February 7, 2019.

On December 6, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, advanced $108,000 to a third party note holder in exchange for an unsecured promissory note.

During the years ended December 31, 2018 and 2017, the Company engaged the services of Karma Black Box LLC (“Karma”), which is owned by Company stockholders Eric Pharis and David Kyle, for application development services of the Company’s Blackbox System technology. Karma began operating as EDM Operations (“EDM”) in the last quarter of 2018. During the years ended December 31, 2018 and 2017, Karma/EDM was paid $45,000 and $99,500 for services, respectively.

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

On December 18, 2015, the Company executed a letter agreement engaging Turner, Stone & Company, L.L.P. (“Turner Stone”) as our independent registered accounting firm and Turner Stone rendered professional services for the audit of our annual financial statements for the years ended December 31, 2018 and 2017 contained in this Report.

Audit Fees

The aggregate fees billed by Turner Stone for professional services rendered for the audit of our annual financial statements for 2017 and 2018 and the reviews of the financial statements included in our Forms 10-Q and 8-K, or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $33,920 and $36,160, respectively.

Audit-Related Fees

No fees or expenses were billed by Turner Stone in fiscal years 2017 or 2018 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by Turner Stone in fiscal years 2017 or 2018 for professional services rendered for tax compliance, tax advice or tax planning were $0 and $10,000, respectively.

All Other Fees

We incurred no other fees or expenses for the 2017 or 2018 fiscal years for any other products or professional services rendered by Turner Stone other than as described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
2.1	Form of Share Exchange Agreement dated December 1, 2015, by and among SMSA Ballinger Acquisition Corp., Tiger Trade Technologies, Inc. and the stockholders of Tiger Trade (incorporated by reference to Exhibit 2.1 of the Company’s Information Statement on Form 8-K filed with the Commission on December 7, 2015).
3.1	Articles of Incorporation of SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form 10-12G filed with the Commission on August 5, 2014).
3.2	Certificate of Designation of Series A Preferred Stock dated December 1, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Information Statement on Form 8-K filed with the Commission on December 7, 2015).
3.3	Certificate of Amendment to Articles of Incorporation dated effective March 9, 2016. (incorporated by reference to Exhibit 3.9 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).
3.4	Bylaws of SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form 10-12G filed with the Commission on November 27, 2013).
10.1	Sublease Agreement between G2 International, Inc. and Tiger Trade Technologies, Inc. dated July 1, 2015. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).
10.2	License Agreement dated August 9, 2017 between Blackboxstocks Inc. and EIGH8T TECHNOLOGIES INC. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2017).
10.3	Stock Repurchase and Cancellation Agreement dated September 28, 2017 by and between Blackboxstocks, Inc. and Gust Kepler (incorporated by reference to Exhibit 10.1 of the Company’s Information Statement on Form 8-K filed with the Commission on September 29, 2017) **
10.4	Services Agreement dated August 11, 2017 between the Blackboxstocks, Inc. and PCG Advisory Group (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2017).
22

10.5	Assignment of Lease dated August 28, 2017 between G2 International, Inc. and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2018).
10.6	Second Amendment to Office Lease dated September 19, 2017 between Teachers Insurance and Annuity Association of America and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2018).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Filed herewith.

** Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2019	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gust Kepler Gust Kepler	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 17, 2019

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gust Kepler, certify that:

(1)	I have reviewed this annual report on Form 10-K of Blackboxstocks Inc.;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

April 17, 2019	/s/ Gust Kepler
Gust Kepler
Principal Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gust Kepler, certify that:

(1)	I have reviewed this annual report on Form 10-K of Blackboxstocks Inc.;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

April 17, 2019	/s/ Gust Kepler
Gust Kepler
Principal Financial Officer
26

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Blackboxstocks Inc. (the “Company”) on Form 10-K for the period ending December 31, 2018 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gust Kepler, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gust Kepler

Gust Kepler

Principal Executive Officer

April 17, 2019

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Blackboxstocks Inc. (the “Company”) on Form 10-K for the period ending December 31, 2018 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gust Kepler, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gust Kepler

Gust Kepler

Principal Financial Officer

April 17, 2019

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Sole Director of Blackboxstocks Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blackboxstocks Inc. (the “Company”) as of December 31, 2018 and 2017 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s cash balance is not sufficient to fund its plans of operations and it will need additional funds to carry out its plans of operation and fund its ongoing operations expenses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Turner, Stone & Company, L.L.P.

Dallas, Texas

April 17, 2019

We have served as the Company’s auditor since 2015.

Blackboxstocks Inc.

Balance Sheets

December 31, 2018 and 2017

	December 31,
	2018	2017
Assets
Current assets:
Cash	$28,001	$8,155
Accounts receivable, net of allowance for doubtful accounts
of $68,589 and $0 at December 31, 2018 and 2017, respectively	3,719	5,111
Prepaid expenses	107,646	202,978
Prepaid expenses, related party (Note 5)	36,700	36,700
Total current assets	176,066	252,944

Property and equipment:
Office, computer and related equipment, net of depreciation of $28,802
and $14,608 at December 31, 2018 and 2017, respectively	18,763	21,156
Domain name, net of amortization of $3,821 and $0 at December 31,
2018 and 2017, respectively	13,371	—
Software development, net of amortization of $7,312 and $2,813
at December 31, 2018 and 2017, respectively	1,688	6,187
Total property and equipment	33,822	27,343
Total Assets	$209,888	$280,287

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$525,136	$368,108
Accrued expenses	128,000	—
Accrued interest	834	—
Accrued interest, related party	2,080	—
Unearned subscriptions	90,034	27,361
Other liabilities	180,000	—
Advances, related party (Note 5)	36,382	56,463
Notes payable, net of note discount of $25,435 at
December 31, 2018 (Note 6)	165,889	—
Notes payable, related party (Note 7)	228,000	—
Total current liabilities	1,356,355	451,932

Commitments and contingencies (Note 8)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017,
respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at
December 31, 2018 and 2017, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized: 23,033,000 and 23,000,000 issued and outstanding at
December 31, 2018 and 2017, respectively	23,033	23,000
Common stock, subscribed	144,060	—
Additional paid in capital	2,527,909	2,494,942
Accumulated deficit	(3,846,469)	(2,694,587)
Total Stockholders' Deficit	(1,146,467)	(171,645)

Total Liabilities and Stockholders' Deficit	$209,888	$280,287

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Operations

For the years ended December 31, 2018 and 2017

	December 31,
	2018	2017
Revenue:
Subscriptions	$687,653	$410,705
Licensing	—	500,000
Other revenues	5,150	—
Total revenues	692,803	910,705
Cost of operations	645,318	542,142
Gross margin	47,485	368,563
Expenses:
Software development costs	198,434	505,144
General and administrative	933,278	1,111,343
Depreciation and amortization	22,514	12,085
Total operating expenses	1,154,226	1,628,572
Operating loss	(1,106,741)	(1,260,009)
Interest expense	45,141	1,734
Other expense	—	—
Loss before income taxes	(1,151,882)	(1,261,743)
Income taxes	—	—
Net loss	$(1,151,882)	$(1,261,743)
Weighted average number of common
shares outstanding - basic	23,007,534	23,081,671
Net loss per share - basic	$(0.05)	$(0.05)

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Stockholders’ Deficit

For the years ended December 31, 2018 and 2017

							Common	Additional
	Series A Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Stock	Total

Balance at December 31, 2016	5,000,000	$5,000	—	$—	23,110,000	$23,110	$—	$2,352,332	$(1,432,844)	$—	$947,598

Repurchase of shares in exchange for advances	—	—	—	—	(160,000)	(160)	—	(79,840)	—		(80,000)

Issuance of shares for services	—	—	—	—	50,000	50	—	222,450	—		222,500

Net loss	—	—	—	—	—	—	—	—	(1,261,743)	—	(1,261,743)

Balance at December 31, 2017	5,000,000	$5,000	—	$—	23,000,000	$23,000	$—	$2,494,942	$(2,694,587)	$—	$(171,645)

Issuance of shares for cash	—	—	—	—	33,000	33	—	32,967	—		33,000

Common stock shares, subscribed	—	—	—	—	—	—	144,060	—	—		144,060

Net loss	—	—	—	—	—	—	—	—	(1,151,882)	—	(1,151,882)

Balance at December 31, 2018	5,000,000	$5,000	—	—	23,033,000	$23,033	$144,060	$2,527,909	$(3,846,469)	—	$(1,146,467)

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net loss	$(1,151,882)	$(1,261,743)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	22,514	12,085
Amortization of note discount	29,756	—
Shares issued in exchange for services	—	222,500
Allowance for doubtful accounts	68,589	—
Changes in operating assets and liabilities:
Accounts receivable	(67,197)	(3,544)
Prepaid expenses	95,332	33,322
Accounts payable	157,028	295,829
Accrued expenses	128,000	—
Accrued interest	834	—
Accrued interest, related party	2,080	—
Unearned subscriptions	62,673	9,679
Other liabilities	180,000	—
Net cash used in operating activities	(472,273)	(691,872)

Cash flows from investing activities
Purchases of property and equipment	(28,993)	(22,764)
Net cash used in investing activities	(28,993)	(22,764)

Cash flows from financing activities
Common stock issued for cash	33,000	—
Common stock subscribed	144,060	—
Proceeds from notes payable	330,130	—
Repayment of notes payable	(193,997)	—
Proceeds from notes payable, related party	228,000	—
Cash advances from related party	126,000	135,226
Cash repayments to related party	(146,081)	(116,073)
Net cash provided by financing activities	521,112	19,153

Net increase(decrease) in cash	19,846	(695,483)

Cash - beginning of period	8,155	703,638
Cash - end of period	$28,001	$8,155

Supplemental disclosure-
Non-cash investing and financing activities:

Cancellation of common shares	$—	$80,000

The accompanying footnotes are an integral part of these financial statements.

BLACKBOXSTOCKS INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

On February 8, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Tiger Trade, providing for the merger of Tiger Trade with and into the Company. At the effective time of the merger (February 9, 2016), the shares of Tiger Trade capital stock outstanding immediately before the effective time were canceled, retired and the Tiger Trade corporate entity ceased to exist.

The Company filed a Certificate of Amendment to its Articles of Incorporation effective as of March 9, 2016, changing the name of the Company to Blackboxstocks Inc.

The Company is in the business of developing and marketing web and mobile based analytical software tools as a subscription based software as a service (the “Blackbox System”) to serve as a tool for day traders and swing traders on various securities exchanges and markets, including the OTC Markets Group, Inc. (“OTC”), the New York Stock Exchange, the NYSE American (formerly the American Stock Exchange), the NASDAQ markets, the Hong Kong Stock Exchange (“HKEX”), the Shanghai Stock Exchange (“SSE”) and the Shenzhen Stock Exchange (“SZSE”).

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At December 31, 2018, the Company had an accumulated deficit of $3,846,469 and for the years ended December 31, 2018 and 2017, the Company incurred net losses of $1,151,882 and $1,261,743, respectively. Management’s plans with respect to operations include the sustained and aggressive marketing of subscriptions for the Blackbox System both domestically and abroad and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2019 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Recently Issued Accounting Pronouncements. During the years ended December 31, 2018 and 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update(ASU) No.2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It was effective for annual and interim reporting periods beginning after December 15, 2017. This standard permitted early adoption, but not before December 15, 2016, and the use of either a retrospective or cumulative effect transition method. On January 1, 2018 the Company adopted the full retrospective method which requires the application of the standard as of the earliest period present in their financial statements. The Company believes the new standard did not have a material impact on our financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard is effective for interim and annual periods beginning January 1, 2019 and will be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements and early adoption is permitted. The Company has evaluated the timing of adoption and we do not expect it to have a material impact on our results of operations and financial condition.

Property and Equipment. Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in house system analysts and outside firms. The Company’s Blackbox System software for use in China was in development and costs were expensed until the software reached technological feasibility in April 2017 and capitalized until May 15, 2017 when the Blackbox System for use in China was marketable.

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

Management evaluates the probability of the realization of its deferred income tax assets.  Management determined that because the Company has not yet generated taxable income, it is unlikely that a tax benefit will be realized from these operating loss carry forwards.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

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

Earnings or (Loss) Per Share. Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At December 31, 2018 and 2017, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Share-Based Payment. Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share based payments were issued for the years ended December 31, 2018 and 2017.

Revenue Recognition. On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606) and adoption of the new standard had no impact on the Company’s statements of operations or balance sheets. Revenue is recognized from the sale of subscriptions for the use of the Blackbox System web application, on a monthly or annual basis. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. The Company launched its Blackbox System web application and began generating subscription sales revenues during the quarter ended September 30, 2016. Revenue related to annual subscriptions is recognized each month with unearned subscriptions reflected as a current liability.

Other Liabilities. The Company is planning the development of a future product, a complimentary platform that will share similar IP protocol with the current Blackbox System on a subscription basis. The future product has not yet launched. The Company has received advance payments from a new subscriber group in anticipation of the development of this future product. These amounts are deferred until such time as the platform is launched and the services earned. As of December 31, 2018, the Company has received $180,000 from this future subscriber group.

Software Development Costs. Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, a proprietary algorithm driven system, through a combination of in house system analysts and outside contractors. Under the guidelines of ASC Topic 985, “Software”, the cost of the Company’s Blackbox System was expensed during development and the Blackbox System software for use in the United States, reached technical feasibility in August 2016, became marketable and was made available to subscribers beginning September 1, 2016. The Blackbox System for use in China achieved technological feasibility and became marketable and available to subscribers during the quarter ended June 30, 2017. Subsequent to that time, in accordance with ASC Topic 985 these costs were expensed. Costs incurred during this period were capitalized and amortized.

Domain Name. The Company acquired a domain name for its exclusive use in anticipation of its rollout within the next three years. The cost was capitalized and due to the uncertainty of our ability to successfully market this name, we elected to amortize the cost over a period of three years.

Prepaid Expenses. Prepaid expenses are current assets created when the Company makes payments or incurs an obligation for expenses identified for a future period. These amounts are charged to expense as the services are provided.

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

On September 28, 2017 and December 29, 2017, the Company also agreed to cancel and forgive debt obligations owed by Gust C. Kepler to the Company for advances in the aggregate amount of $25,000 in exchange for Mr. Kepler’s transfer of 50,000 shares of Common Stock for the benefit of the Company under the terms of a Services Agreement with PCG Advisory Group.

On September 28, 2017 and December 31, 2017 shares were issued to PCG Advisory Group, as partial payment per a Services Agreement providing for capital markets advisory and investor relations consulting services in exchange in part for stock compensation for a total of 50,000 common shares, restricted under Rule 144.

During the year ended December 31, 2018, the Company issued 33,000 shares of Common Stock at a cash price of $1.00 per share for a total of $33,000.

4. STOCK OPTIONS AND WARRANTS

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.

When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity. There was no stock option or warrant activity during the years ended December 31, 2018 and 2017, and as of December 31, 2018 no options or warrants were outstanding.

5.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $126,000 to the Company and he was repaid $146,081. The balance remaining of $36,382 owed to Mr. Kepler is unsecured and bears no interest.

During the years ended December 31, 2018 and 2017, the Company engaged the services of Karma Black Box LLC (“Karma”), whose two stockholders became Company stockholders as a result of the Exchange Agreement (Note 1), for application development services of the Company’s Blackbox System technology. Karma began operating as EDM Operators (“EDM”) in the last quarter of 2018. During the years ended December 31, 2018 and 2017, Karma/EDM was paid $45,000 and $99,500 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of December 31, 2018 the Company has a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

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

6. NOTES PAYABLE

During the year ended December 31, 2018, third parties advanced a total of $121,821 to the Company in exchange for quasi factoring financing arrangements to be repaid in daily installments, currently $450, through September 18, 2019. The related note discounts of $55,190 have been amortized over the term of the agreements for a total of $29,756 in interest expense as of December 31, 2018.

On June 26, 2018 the Company entered into a note payable with a third party for $8,309 for the purchase of office telecommunication equipment. The note bears interest at the rate of 18% per annum for 36 installments and matures on May 22, 2021.

On August 8, 2018, a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance remains outstanding and is in default as of April 17, 2019, although the holder has made no demand for settlement of the note.

7.  NOTES PAYABLE, RELATED PARTY

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety day period, maturing February 7, 2019. The note remains unpaid as of April 17, 2019; however, no demand for repayment has been made by the holder.

On December 6, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, advanced $108,000 to the Company for payment to a third party note holder (Note 6) in exchange for an unsecured promissory note.

8. COMMITMENTS AND CONTINGENCIES

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. During the years ended December 31, 2018 and 2017 we incurred $60,584 and $48,848, respectively, in office rental expense. Future minimum rental payments under the extended lease for years ending December 31, are:

2019	$55,646
2020	$59,006
2021	$61,803
2022	$46,869

On June 18, 2018 the Company entered into a letter agreement with IC Ventures, Inc. (“ICV”), pursuant to which the Company retained ICV to provide strategic advisory services for marketing and financial matters relating to investment and acquisition issues which services commenced July 1, 2018. The agreement provided for a twenty-month (24) month term and that ICV would be compensated monthly in Company common stock valued at

$20,000 with such compensation to be increased by $15,000 in cash for a twelve-month period during the term, payable in cash beginning on the earlier of (i) the election by the Company or (ii) the sixth full month following the execution of the agreement. The agreement also provided that ICV would be issued 920,000 shares of the Company’s common stock if listing on NASDAQ is achieved during the term of the agreement and ICV shall be paid a closing fee of 1.5% of gross proceeds or a minimum of $500,000 if the Company should be acquired during the term of the agreement or within 12 months of the termination of the agreement. On December 18, 2018 the Company terminated the agreement and as of April 17, 2019 has not issued the Company common stock valued at an aggregate of $128,000 and on the date of termination of the agreement was the equivalent of 41,481 shares.

The Company engaged software design consulting services from a vendor for its Blackbox System which the Company found did not meet its standards and entered into negotiations to dispute the services rendered. The entity providing these services sought satisfaction through a complaint with the state of California for the disputed amount and a judgement in favor of the plaintiff/vendor was granted in the amount of $29,523. This amount represents $24,920 for the disputed services, interest of $2,200 and legal costs of $2,433. The Company is optimistic that a negotiated settlement of the judgement may be reached. The aggregate of the judgement of $29,523 is included in accounts payable as of December 31, 2018.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

9.       INCOME TAXES

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

During the years ended December 31, 2018 and 2017, a reconciliation of income tax expense at the statutory rate of 21% and 34%, respectively to income tax expense at the Company’s effective tax rate is as follows:

	2018	2017
Income tax benefit at statutory rate	$242,000	$429,000
Permanent differences	(3,000)	(9,000)
Change in valuation allowance	(239,000)	(420,000)
Provision for federal income taxes	$—	$—

At December 31, 2018, the Company had approximately $3,493,000 of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carryforward have been fully offset by a valuation allowance. These losses may be used to offset future taxable income and, if not fully utilized, expire in the year 2038.

10. SUBSEQUENT EVENTS

On February 14, 2019 the Company issued 72,500 shares of its common stock in exchange for $72,500.

On February 28, 2019 the Company issued 10,000 shares of its common stock in exchange for $6,500.

On March 6, 2019 the Company entered into a letter agreement with Boustead Securities (“Boustead”), pursuant to which the Company retained Boustead to provide exclusive financial advisory services relating to corporate development, investment and acquisition issues. The agreement provides for an engagement fee of $20,000 due upon execution of the agreement; $5,000 upon the closing of any pre-IPO financing and $25,000 upon the closing of the IPO. The agreement is subject to a period of due diligence investigation, not yet completed. The agreement also provides for cash success fees should any business combination transactions or debt financing be achieved. Additionally, Boustead will earn warrants for purchase of the Company’s common stock for each debt financing transactions and success fees for any equity financing or initial public offering.