Form 10-Q
period 2019-03-31
BLACKBOXSTOCKS INC.
filed 2019-05-20
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 726-9203
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of the registrant’s Common Stock as of May 20, 2019 was 23,115,500.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.
Balance Sheets
March 31, 2019 (unaudited) and December 31, 2018

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash	$24,650	$28,001
Accounts receivable, net of allowance for doubtful accounts
of $68,589 at March 31, 2019 and December 31, 2018, respectively	6,718	3,719
Prepaid expenses	107,646	107,646
Prepaid expenses, related party (Note 5)	36,700	36,700
Total current assets	175,714	176,066

Property and equipment:
Office, computer and related equipment, net of depreciation of $31,477 and $28,802 at March 31, 2019 and December 31, 2018, respectively	16,088	18,763
Domain name, net of amortization of $5,253 and $3,821 at March 31, 2019 and December 31, 2018, respectively	11,939	13,371
Software development, net of amortization of $8,437 and $7,312 at March 31, 2019 and December 31, 2018, respectively	562	1,688
Right of use lease, net of amortization of $7,445 at March 31, 2019	152,628	—
Total property and equipment	181,217	33,822

Total Assets	$356,931	$209,888

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$603,990	$525,136
Accrued expenses	128,000	128,000
Accrued interest	4,500	834
Accrued interest, related party	5,680	2,080
Unearned subscriptions	94,693	90,034
Lease liability right of use, current	44,664	—
Other liabilities	180,000	180,000
Advances, related party (Note 5)	69,225	36,382
Notes payable, net of note discount of $31,484 and $25,435 at
March 31, 2019 and December 31, 2018, respectively (Note 6)	235,185	165,889
Notes payable, related party (Note 7)	228,000	228,000
Total current liabilities	1,593,937	1,356,355

Lease liability right of use, long term	107,964	—

Commitments and contingencies (Note 8)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 23,115,500 and 23,033,000 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	23,116	23,033
Common stock, subscribed	75,060	144,060
Additional paid in capital	2,606,826	2,527,909
Accumulated deficit	(4,054,972)	(3,846,469)
Total Stockholders' Deficit	(1,344,970)	(1,146,467)

Total Liabilities and Stockholders' Deficit	$356,931	$209,888

Blackboxstocks Inc.
Statements of Operations
For the three months ended March 31, 2019 and 2018
(unaudited)

	March 31,
	2019	2018
Revenue:
Subscriptions	$219,999	$143,295
Other revenues	6,350	—
Total revenues	226,349	143,295

Cost of operations	161,318	167,275

Gross margin	65,031	(23,980)

Expenses:
Software development costs	21,978	(15,424)
General and administrative	227,885	186,125
Depreciation and amortization	5,233	3,114
Total operating expenses	255,096	173,815

Operating loss	(190,065)	(197,795)

Interest expense	18,438	4,747

Loss before income taxes	(208,503)	(202,542)

Income taxes	—	—

Net loss	$(208,503)	$(202,542)

Weighted average number of common
shares outstanding - basic	23,072,694	23,000,000

Net loss per share - basic	$(0.01)	$(0.01)

Blackboxstocks Inc.
Statement of Stockholders' Deficit
For the three months ended March 31, 2019 and the year ended December 31, 2018
(Unaudited)

							Common	Additional
	Series A Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Stock	Total

Balance at December 31, 2017	5,000,000	$5,000	—	$—	23,000,000	$23,000	$—	$2,494,942	$(2,694,587)	$—	$(171,645)

Issuance of shares for cash	—	—	—	—	33,000	33	—	32,967	—		33,000

Common stock shares, subscribed	—	—	—	—	—	—	144,060	—	—		144,060

Net loss	—	—	—	—	—	—	—	—	(1,151,882)	—	(1,151,882)

Balance at December 31, 2018	5,000,000	$5,000	—	—	23,033,000	$23,033	$144,060	$2,527,909	$(3,846,469)	—	$(1,146,467)

Issuance of shares for cash	—	—	—	—	82,500	83	(79,000)	78,917	—		—

Common stock shares, subscribed	—	—	—	—	—	—	10,000	—	—		10,000

Net loss	—	—	—	—	—	—	—	—	(208,503)	—	(208,503)

Balance at March 31, 2019	5,000,000	$5,000	—	—	23,115,500	$23,116	$75,060	$2,606,826	$(4,054,972)	—	$(1,344,970)

Blackboxstocks Inc.
Statements of Cash Flows
For the three months ended March 31, 2019 and 2018
(unaudited)

	2019	2018
Cash flows from operating activities
Net loss	$(208,503)	$(202,542)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	5,233	4,239
Amortization of note discount	10,396	4,341
Changes in operating assets and liabilities:
Accounts receivable	(2,999)	3,064
Prepaid expenses	—	6,590
Accounts payable	78,854	(12,610)
Accrued interest	3,666	—
Accrued interest, related party	3,600	—
Unearned subscriptions	4,659	18,505
Other liabilities	—	245,000
Net cash provided by (used in) operating activities	(105,094)	66,587

Cash flows from investing activities
Purchases of property and equipment	—	(2,000)
Net cash used in investing activities	—	(2,000)

Cash flows from financing activities
Common stock subscribed	10,000	—
Proceeds from notes payable	88,755	29,370
Repayment of notes payable	(29,855)	(13,325)
Cash advances from related party	61,430	18,000
Cash repayments to related party	(28,587)	(28,765)
Net cash provided by financing activities	101,743	5,280

Net increase(decrease) in cash	(3,351)	69,867

Cash - beginning of period	28,001	8,155
Cash - end of period	$24,650	$78,022

Supplemental disclosure-
Non-cash investing and financing activities:

Discount on notes payable	$16,445	$—

Lease, right of use and liability	$160,073	$—

Blackboxstocks Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2019 and 2018

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At March 31, 2019, the Company had an accumulated deficit of $4,054,972 and for the three months ended March 31, 2019 and 2018, the Company incurred net losses of $208,503 and $202,542, respectively. Management’s plans with respect to operations include the sustained and aggressive marketing of subscriptions for the Blackbox System both domestically and abroad and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2019 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

2. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with GAAP. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2019.

Basis of Presentation - The accompanying financial statements were prepared in conformity with GAAP.

Use of Estimates – The Company’s financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Cash - Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less.

Fair Value of Financial Instruments - The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Recently Issued Accounting Pronouncements - During the quarters ended March 31, 2019 and 2018, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard became effective beginning January 1, 2019 and has been applied on a modified retrospective basis to existing leases. The Company believes adoption of the standard did not have a material impact on our results of operations and financial condition.

Property and Equipment - The Company is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in-house system analysts and outside firms. The Company’s Blackbox System software for use in China was in development and costs were expensed until the software reached technological feasibility in April 2017 and capitalized until May 15, 2017 when the Blackbox System for use in China was marketable.

The Company’s property and equipment is being depreciated on the straight-line basis over an estimated useful life of three years.

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At March 31, 2019 and 2018, the potential dilution would be 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock are converted.

Share-Based Payment - Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share-based payments were issued for the quarters ended March 31, 2019 and 2018.

Revenue Recognition - On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (ASC 606) and adoption of the new standard had no impact on the Company’s statements of operations or balance sheets. Revenue is recognized from the sale of subscriptions for the use of the Blackbox System web application, on a monthly or annual basis. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. The Company launched its Blackbox System web application and began generating subscription sales revenues during the quarter ended September 30, 2016. Revenue related to annual subscriptions is recognized each month with unearned subscriptions reflected as a current liability.

Other Liabilities - The Company is planning the development of a future product, a complimentary platform that will share similar IP protocol with the current Blackbox System on a subscription basis. The future product has not yet launched. The Company has received advance payments from a new subscriber group in anticipation of the development of this future product. These amounts are deferred until such time as the platform is launched and the services earned. As of March 31, 2019, the Company has received $180,000 from this future subscriber group.

Software Development Costs - Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, a proprietary algorithm driven system, through a combination of in-house system analysts and outside contractors. Under the guidelines of ASC Topic 985, “Software”, the cost of the Company’s Blackbox System was expensed during development and the Blackbox System software for use in the United States, reached technical feasibility in August 2016, became marketable and was made available to subscribers beginning September 1, 2016. The Blackbox System for use in China achieved technological feasibility and became marketable and available to subscribers during the quarter ended June 30, 2017. Subsequent to that time, in accordance with ASC Topic 985 these costs were expensed. Costs incurred during this period were capitalized and amortized.

Domain Name - The Company acquired a domain name for its exclusive use in anticipation of its rollout within the next three years. The cost was capitalized and due to the uncertainty of our ability to successfully market this name, we elected to amortize the cost over a period of three years.

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

During the quarter ended March 31, 2019, the Company issued 72,500 shares of Common Stock at a cash price of $1.00 per share for a total of $72,500 and 10,000 shares of Common Stock at a cash price of $6,500.

4. Stock Options and Warrants

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.

When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity. There was no stock option or warrant activity during the quarters ended March 31, 2019 and 2018 and as of March 31, 2019, no options or warrants were outstanding.

5.  Related Party Transactions

During the quarter ended March 31, 2019, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $36,430 to the Company and he was repaid $28,587. The balance remaining of $44,225 owed to Mr. Kepler is unsecured and bears no interest.

During the quarters ended March 31, 2019 and 2018, the Company engaged the services of Karma Black Box LLC (“Karma”), whose two stockholders became Company stockholders as a result of the Exchange Agreement with Tiger Trade and its stockholders (Note 1), for application development services of the Company’s Blackbox System technology. Karma began operating as EDM Operators (“EDM”) in the last quarter of 2018. During the quarters ended March 31, 2019 and 2018, Karma/EDM was paid $0 and $13,500 for services, respectively.

During the quarter ended March 31, 2019, one of the stockholders of EDM advanced $25,000 to the Company. The balance of $25,000 owed as of March 31, 2019 is unsecured and bears no interest.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of March 31, 2019 the Company has a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

6. Notes Payable

On March 29, 2019 a third party advanced $38,755 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments, currently $460, through September 12, 2019. The related note discount of $16,445 is being amortized over the term of the agreement for a total of $296 in interest expense as of March 31, 2019.

On February 19, 2019 a third party advanced $50,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on May 20, 2019.

During the year ended December 31, 2018 third parties advanced a total of $121,821 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments, currently $450, through September 18, 2019. The related note discounts of $55,190 have been amortized over the term of the agreements for a total of $10,100 in interest expense as of March 31, 2019.

On June 26, 2018 the Company entered into a note payable with a third party for $8,309 for the purchase of office telecommunication equipment. The note bears interest at the rate of 18% per annum for 36 installments and matures on May 22, 2021.

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and is in default as of May 20, 2019, although the holder has made no demand for settlement of the note.

7. Notes Payable, Related Party

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of May 20, 2019; however, no demand for repayment has been made by the holder.

On December 6, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $108,000 to the Company for payment to a third party note holder (Note 6) in exchange for an unsecured promissory note.

8. Commitments and Contingencies

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. During the quarters ended March 31, 2019 and

2018 we incurred $9,080 and $16,128, respectively, in office rental expense

On June 18, 2018 the Company entered into a letter agreement with IC Ventures, Inc. (“ICV”), pursuant to which the Company retained ICV to provide strategic advisory services for marketing and financial matters relating to investment and acquisition issues which services commenced July 1, 2018. The agreement provided for a twenty-month (24) month term and that ICV would be compensated monthly in Company common stock valued at $20,000 with such compensation to be increased by $15,000 in cash for a twelve-month period during the term, payable in cash beginning on the earlier of (i) the election by the Company or (ii) the sixth full month following the execution of the agreement. The agreement also provided that ICV would be issued 920,000 shares of the Company’s common stock if listing on NASDAQ is achieved during the term of the agreement and ICV shall be paid a closing fee of 1.5% of gross proceeds or a minimum of $500,000 if the Company should be acquired during the term of the agreement or within 12 months of the termination of the agreement. On December 18, 2018 the Company terminated the agreement and as of May 20, 2019 has not issued the Company common stock valued at an aggregate of $128,000 which on the date of termination of the ICV agreement was the equivalent of 41,481 shares.

The Company engaged software design consulting services from a vendor for its Blackbox System which the Company found did not meet its standards and entered into negotiations to dispute the services rendered. The entity providing these services sought satisfaction through a complaint with the state of California for the disputed amount and a judgement in favor of the plaintiff/vendor was granted in the amount of $29,523. This amount represents $24,920 for the disputed services, interest of $2,200 and legal costs of $2,433. The Company is optimistic that a negotiated settlement of the judgement may be reached. The aggregate of the judgement of $29,523 is included in accounts payable as of March 31, 2019.

On March 6, 2019 the Company entered into a letter agreement with Boustead Securities (“Boustead”), pursuant to which the Company retained Boustead to provide exclusive financial advisory services relating to corporate development, investment and acquisition issues. The agreement provides for an engagement fee of $20,000 due upon execution of the agreement; $5,000 upon the closing of any pre-initial public offering (“IPO”) financing and $25,000 upon the closing of the IPO. The Boustead agreement is subject to a period of due diligence investigation, not yet completed. The agreement also provides for cash success fees should any business combination transactions or debt financing be achieved. Additionally, Boustead will earn warrants for purchase of the Company’s common stock for each debt financing transactions and success fees for any equity financing or IPO.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

9. Subsequent Events

On April 10, 2019 the Company sold 153,847 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 100,000 shares of Common Stock at an exercise price of $0.65 per share, to a third party for aggregate consideration of $100,000.

On or about May 7, 2019 the Company sold 76,924 shares of Common Stock to a third party at a price of $0.65 per share, for aggregate consideration of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

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

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Pink”) under the symbol “BLBX.” Our corporate website is located at http://www.blackboxstocks.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Report on Form 10-Q.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At March 31, 2019, the Company had an accumulated deficit of $4,054,972 and for the three months ended March 31, 2019, incurred net losses of $208,503, as compared to $202,542 for the same period in 2018. Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 19, 2019.

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

At March 31, 2019, the Company had a cash balance of $24,650 and a working capital deficit of $ 1,418,223 as compared to a cash balance of $28,001 and working capital of $1,180,289 at March 31, 2018. Such cash amount is not sufficient to fund our plans of operation. As such, we will need to raise additional funds to carry out our plans of operation and fund our ongoing operational expenses including the marketing of our Blackbox System. We expect that costs and expenses necessary to implement our planned marketing operations over the next 12 months will be between $1 Million to $2 Million. Additional funding is expected to be generated through equity financing from the sale of our Common Stock and/or debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock or debt to fund our plans of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019 and 2018, the Company’s revenue totaled $226,349 and $143,295, respectively, for which our respective costs of revenues totaled $161,318 and $167,275. The $83,054 increase in revenue resulted from an expanded subscription base for monthly revenues.

For the three months ended March 31, 2019, the Company had operating expenses totaling $255,096 compared to $173,815 for the same period in 2018, an increase of $81,281. This change is primarily a result of an increase in general and administrative expenses of $41,760 from $186,125 for the three months ended March 31, 2018 compared to $227,885 for the three months ended March 31, 2019, due to an increase in marketing and advertising costs of $32,196; an increase in outside consulting fees of $28,750; and an increase in travel related expenses of $5,773 netted with decreases in salary and related personnel costs of $16,692 and reduced administrative, telecom and internet expenses of $8,267. Software development costs also increased approximately $37,402 due to a credit for development expenses that was reported in the three months ended March 31, 2018. The Company also recorded depreciation and amortization expense of $5,233 for the three months ended March 31, 2019 compared to $3,114 for the three months ended March 31, 2018.

Off Balance Sheet Arrangements

As of March 31, 2019, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2019 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2019, the Company issued an aggregate of 72,500 shares of Common Stock to three individual investors at a cash price of $1.00 per share for aggregate proceeds of $72,500. Also, on February 28, 2019, the Company issued 10,000 shares of Common Stock to one individual investor at a cash price of $0.65 per share for aggregate proceeds of $6,500.

The Common Stock was privately offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Company reasonably believed that each of the purchasers of such securities had access to information concerning its operations and financial condition, were acquiring the securities for their own account and not with a view to the distribution thereof, and each investor qualified as an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no "general solicitation" was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the documentation representing the securities bear legends and/or non-transfer provisions to that effect.

Item 3. Defaults Upon Senior Securities

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. $100,000 of the note principal remains outstanding and is in default as of May 20, 2019, although the holder has made no demand for settlement of the note.

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of May 20, 2019, however, no demand for repayment has been made by the holder.

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

May 17, 2019	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 20, 2019	/s/ Gust Kepler
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 20, 2019	/s/ Gust Kepler
Gust Kepler
Principal Financial Officer
18

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Blackboxstocks Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2019 (the “Report”), I, Gust Kepler, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 20, 2019	/s/ Gust Kepler
Gust Kepler
Principal Financial Officer

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Blackboxstocks Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2019 (the “Report”), I, Gust Kepler, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 20, 2019	/s/ Gust Kepler
Gust Kepler
Principal Financial Officer

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