Form 10-Q
period 2019-06-30
BLACKBOXSTOCKS INC.
filed 2019-08-19
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 726-9203
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock as of August 19, 2019 was 7,715,551.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.
Balance Sheets
June 30, 2019 (unaudited) and December 31, 2018

	June 30	December 31,
	2019	2018
Assets
Current assets:
Cash	$91,782	$28,001
Accounts receivable, net of allowance for doubtful accounts
of $68,589 at June 30, 2019 and December 31, 2018, respectively	8,976	3,719
Advances receivable, related parties (Note 5)	10,808	—
Prepaid expenses	107,646	107,646
Prepaid expenses, related party (Note 5)	36,700	36,700
Total current assets	255,912	176,066

Property and equipment:
Office, computer and related equipment, net of depreciation of $34,181 and $28,802 at June 30, 2019 and December 31, 2018, respectively	14,971	18,763
Domain name, net of amortization of $6,686 and $3,821 at June 30, 2019 and December 31, 2018, respectively	10,506	13,371
Software development, net of amortization of $9,000 and $7,312 at June 30, 2019 and December 31, 2018, respectively	—	1,688
Right of use lease, net of amortization of $18,613 at June 30, 2019	141,460	—
Total property and equipment	166,937	33,822

Total Assets	$422,849	$209,888

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$574,343	$525,136
Accrued expenses	128,000	128,000
Accrued interest	10,289	834
Accrued interest, related party	9,320	2,080
Unearned subscriptions	80,698	90,034
Lease liability right of use, current	44,664	—
Other liabilities	180,000	180,000
Advances, related party (Note 5)	25,000	36,382
Convertible notes payable, net of discount of $253,350 as of June 30, 2019 (Note 8)	131,650	—
Notes payable, net of note discount of $17,125 and $25,435 at June 30, 2019 and December 31, 2018, respectively (Note 6)	148,915	165,889
Notes payable, related party (Note 7)	228,000	228,000
Total current liabilities	1,560,879	1,356,355

Lease liability right of use, long term	96,796	—

Commitments and contingencies (Note 9)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized:7,715,551 and 7,677,667 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	7,716	7,678
Common stock, subscribed	306,257	144,060
Additional paid in capital	2,940,952	2,543,264
Accumulated deficit	(4,494,751)	(3,846,469)
Total Stockholders' Deficit	(1,234,826)	(1,146,467)

Total Liabilities and Stockholders' Deficit	$422,849	$209,888

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.
Statements of Operations
For the three and six months ended June 30, 2019 and 2018
(unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018
Revenue:
Subscriptions	$245,613	$147,375	$465,612	$290,670
Other revenues	8,195	—	14,545	—
Total revenues	253,808	147,375	480,157	290,670

Cost of operations	169,008	150,738	330,326	318,013

Gross margin	84,800	(3,363)	149,831	(27,343)

Expenses:
Software development costs	53,371	30,224	75,349	14,800
General and administrative	357,867	197,303	585,752	382,303
Depreciation and amortization	4,699	5,271	9,932	9,510
Total operating expenses	415,937	232,798	671,033	406,613

Operating loss	(331,137)	(236,161)	(521,202)	(433,956)

Interest expense	38,267	7,794	56,705	12,541
Other expense	—	21	—	21
Amortization of debt discount	70,375	—	70,375	—

Loss before income taxes	(439,779)	(243,976)	(648,282)	(446,518)

Income taxes	—	—	—	—

Net loss	$(439,779)	$(243,976)	$(648,282)	$(446,518)

Weighted average number of common shares outstanding - basic	7,709,067	7,667,047	7,657,651	7,667,047

Net loss per share - basic	$(0.06)	$(0.03)	$(0.08)	$(0.06)

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.
Statement of Stockholders' Deficit
For the six months ended June 30, 2019 and 2018 (unaudited)

							Common	Additional
	Series A Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance at December 31, 2017	5,000,000	$5,000	—	$—	7,667,047	$7,667	$—	$2,510,275	$(2,694,587)	$(171,645)

Net loss	—	—	—	—	—	—	—	—	(446,518)	(446,518)

Balance at June 30, 2018	5,000,000	$5,000	—	—	7,667,047	$7,667	$—	$2,510,275	$(3,141,105)	$(618,163)

Balance at December 31, 2018	5,000,000	$5,000	—	—	7,678,047	$7,678	$144,060	$2,543,264	$(3,846,469)	$(1,146,467)

Issuance of shares for cash	—	—	—	—	37,504	38	(99,000)	108,962	—	10,000

Common stock shares, subscribed	—	—	—	—	—	—	261,197	—	—	261,197

Imputed discount on convertible notes payable (Note 8)	—	—	—	—	—	—	—	288,726	—	288,726

Net loss	—	—	—	—	—	—	—	—	(648,282)	(648,282)

Balance at June 30, 2019	5,000,000	$5,000	—	—	7,715,551	$7,716	$306,257	$2,940,952	$(4,494,751)	$(1,234,826)

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.
Statements of Cash Flows
For the six months ended June 30, 2019 and 2018
(unaudited)
	June 30	June 30
	2019	2018
Cash flows from operating activities
Net loss	$(648,282)	$(446,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	9,932	9,510
Amortization of note discount	104,529	11,601
Financing cost	26,275	—
Changes in operating assets and liabilities:
Accounts receivable	(5,257)	1,992
Prepaid expenses	—	6,349
Accounts payable	49,207	74,274
Accrued salary	—	3,921
Accrued interest	9,455	—
Accrued interest, related party	7,240	—
Unearned subscriptions	(9,336)	19,018
Unearned revenue	—	260,000
Other liabilities	—	35,081
Net cash used in operating activities	(456,237)	(24,772)

Cash flows from investing activities
Purchases of property and equipment	(1,587)	(19,977)
Net cash used in investing activities	(1,587)	(19,977)

Cash flows from financing activities
Common stock issued for cash	10,000	—
Common stock subscribed	261,197	—
Proceeds from notes payable	107,755	48,015
Proceeds from convertible notes payable	323,726	—
Repayment of notes payable	(158,883)	(34,265)
Cash advances from related parties	67,642	108,000
Cash repayments to related parties	(89,832)	(61,223)
Net cash provided by financing activities	521,605	60,527

Net increase in cash	63,781	15,778

Cash - beginning of period	28,001	8,155
Cash - end of period	$91,782	$23,933

Supplemental disclosure-
Non-cash investing and financing activities:

Acquisition of equipment in exchange for note payable	$—	$8,309
Discount on notes payable	$25,845	$—
Lease, right of use and liability	$160,073	$—
Discount on convertible notes payable	$323,725	$—

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At June 30, 2019, the Company had an accumulated deficit of $4,494,751 and for the six months ended June 30, 2019 and 2018, the Company incurred net losses of $648,282 and $446,518, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include the sustained and aggressive marketing of subscriptions for the Blackbox System both domestically and abroad and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2019 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Recently Issued Accounting Pronouncements - During the six months ended June 30, 2019 and 2018, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires all leases that have a term in excess of 12 months be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset value based on the present value of future aggregate payments. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard became effective beginning January 1, 2019 and was adopted on our financial statements. The Company recorded the right-of-use asset for the lease in the amount of $160,073 and the related lease liability. The current liability for the lease is $44,664 and non-current of $96,796 as of June 30, 2019.

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

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At June 30, 2019 and 2018, the potential dilution would be 5,380,781 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock or other potentially dilutive securities be exercised.

Share-Based Payment - Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share-based payments were issued for the six months ended June 30, 2019 and 2018.

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

Other Liabilities - The Company is planning the development of a future product, a complimentary platform that will share similar IP protocol with the current Blackbox System on a subscription basis. The future product has not yet launched. The Company has received advance payments from a new subscriber group in anticipation of the development of this future product. These amounts are deferred until such time as the platform is launched and the services earned. As of June 30, 2019, the Company has received $180,000 from this future subscriber group.

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

Marketing Costs - The Company incurs significant marketing expenses related to the development and expansion of its subscription base to potential users. During the six months ended June 30, 2019 and 2018, the Company reported $138,750 and $54,387 for marketing costs, respectively.

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

During the six months ended June 30, 2019, the Company issued 30,833 shares of Common Stock at a cash price of $3.00 per share for a total of $92,500 and 3,333 shares of Common Stock for an aggregate cash price of $6,500 for subscriptions received during the year ended December 31, 2018.

During the six months ended June 30, 2019 the Company issued 3,334 shares of Common Stock for an aggregate cash price of $10,000.

On April 10, 2019 the Company sold 51,282 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 33,333 shares of Common Stock at an exercise price of $1.95 per share, to a third party for aggregate consideration of $100,000. These shares are to be issued at a closing date to be mutually determined by the Company and the subscribers.

On or about May 7, 2019 the Company sold 25,641 shares of Common Stock to a third party at a price of $1.95 per share, for aggregate consideration of $50,000. These shares are to be issued at a closing date to be mutually determined by the Company and the subscribers.

On or about May 22, 2019 the Company sold 12,821 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 6,410 shares of Common Stock at an exercise price of $1.95 per share to a third party at a price of $0.65 per share, for aggregate consideration of $25,000. These shares are to be issued at a closing date to be mutually determined by the Company and the subscribers.

On or about June 4, 2019 the Company sold 51,282 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 25,641 shares of Common Stock at an exercise price of $1.95 per share, to a third party for aggregate consideration of $100,000. These shares are to be issued at a closing date to be mutually determined by the Company and the subscribers.

4. Stock Options and Warrants

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance. The fair value cost is computed utilizing the Black-Scholes model and assuming volatility based on U.S. Treasury yield rates for a similar period.

When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity.

Concurrently with the securities purchase agreements entered into as described in Note 3 above, warrants to purchase the Company’s Common Stock were issued to the subscribers. Each warrant is exercisable for a period of five years from the date of the securities purchase agreement at an exercise price of $1.95 per share. The fair value cost at the date of issuance of the warrants was $475,838. There was no warrant activity during the six months ended June 30, 2018 and as of June 30, 2019, there are 196,155 warrants outstanding.

	Number of Shares	Exercise Price
Warrants as of December 31, 2018	-	-
Issued during 2019	196,155	$0.065
Warrants as of June 30, 2019	196,155	$0.065

5.  Related Party Transactions

During the six months ended June 30, 2019, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $42,642 to the Company and he was repaid $88,332. The balance remaining of $9,308 is owed to the Company, is unsecured and bears no interest.

During the six months ended June 30, 2019 the Company advance $1,500 to its VP/Director of Operations and the balance remains outstanding, is unsecured and bears no interest.

During the six months ended June 30, 2019 and 2018, the Company engaged the services of Karma Black Box LLC (“Karma”), whose two stockholders became Company stockholders as a result of the Exchange Agreement with Tiger Trade and its stockholders (Note 1), for application development services of the Company’s Blackbox System technology. Karma began operating as EDM Operators (“EDM”) in the last quarter of 2018. During the quarters six months ended June 30, 2019 and 2018, Karma/EDM was paid $9,000 and $27,000 for services, respectively.

During the six months ended June 30, 2019, one of the stockholders of EDM advanced $25,000 to the Company. The balance of $25,000 remains outstanding as of June 30, 2019 is unsecured and bears no interest.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of June 30, 2019 the Company has a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

6. Notes Payable

On April 2, 2019 an additional $19,000 was advanced to be repaid in daily installments of $315.56, through

August 8, 2019. The related note discount of $9,400 is being amortized over the term of the agreement for a total of $6,513 in interest expense as of June 30, 2019

On March 29, 2019 a third party advanced $38,755 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments, currently $460, through September 12, 2019. The related note discount of $16,445 is being amortized over the term of the agreement for a total of $9,256 in interest expense as of June 30, 2019.

On February 19, 2019 a third party advanced $50,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on May 20, 2019. This note and accrued interest of $2,000 was paid in full on June 17, 2019.

During the year ended December 31, 2018 third parties advanced a total of $121,821 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments, currently $450, through September 18, 2019. The related note discounts of $55,190 have been amortized over the term of the agreements for a total of $18,385 in interest expense as of June 30, 2019.

On June 26, 2018 the Company entered into a note payable with a third party for $8,309 for the purchase of office telecommunication equipment. The note bears interest at the rate of 18% per annum for 36 installments and matures on May 22, 2021.

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and is in default as of August 19, 2019, although the holder has made no demand for settlement of the note.

7. Notes Payable, Related Party

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of August 19, 2019 and is in default; however, no demand for repayment has been made by the holder.

On December 6, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $108,000 to the Company for payment to a third party note holder (Note 6) in exchange for an unsecured promissory note.

8. Convertible Notes Payable

On May 21, 2019, the Company issued a fixed convertible promissory note payable to a third party for a total face value up to $550,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. The note holder paid the first consideration of $350,000 was allowed thirty days to pay additional consideration, however no further consideration was remitted within the thirty days. After 180 days from the effective date the Company shall provide note holder with two weeks notice of its determination to pay its obligations and during this two weeks the note holder may exercise any or all of its conversion rights at which time the note converts into shares of the Company’s common stock at a fixed conversion price equal to $1.95 per share. If the note is not retired on or before the maturity date, the note holder may to convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the note holder’s election to convert.

9. Commitments and Contingencies

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. On January 1, 2019 the Company adopted ASC 842 requiring this lease to be recorded as an asset and corresponding liability on its balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the six months ended June 30, 2019 and 2018 we incurred $22,205 and $30,033, respectively, in office rental expense. Future minimum rental payments under ASC 842 for years ending December 31, are:

2019	$28,032
2020	59,006
2021	61,803
2022	46,869

On June 18, 2018 the Company entered into a letter agreement with IC Ventures, Inc. (“ICV”), pursuant to which the Company retained ICV to provide strategic advisory services for marketing and financial matters relating to investment and acquisition issues which services commenced July 1, 2018. The agreement provided for a twenty-month (24) month term and that ICV would be compensated monthly in Company common stock valued at $20,000 with such compensation to be increased by $15,000 in cash for a twelve-month period during the term, payable in cash beginning on the earlier of (i) the election by the Company or (ii) the sixth full month following the execution of the agreement. The agreement also provided that ICV would be issued 920,000 shares of the Company’s common stock if listing on NASDAQ is achieved during the term of the agreement and ICV shall be paid a closing fee of 1.5% of gross proceeds or a minimum of $500,000 if the Company should be acquired during the term of the agreement or within 12 months of the termination of the agreement. On December 18, 2018 the Company terminated the agreement and as of August 19, 2019 has not issued the Company common stock valued at an aggregate of $128,000, which on the date of termination of the ICV agreement was the equivalent of 13,827 shares.

The Company engaged software design consulting services from a vendor for its Blackbox System which the Company found did not meet its standards and entered into negotiations to dispute the services rendered. The entity providing these services sought satisfaction through a complaint with the state of California for the disputed amount and a judgement in favor of the plaintiff/vendor was granted in the amount of $29,523. This amount represents $24,920 for the disputed services, interest of $2,200 and legal costs of $2,433. The Company is optimistic that a negotiated settlement of the judgement may be reached. The aggregate of the judgement of $29,523 is included in accounts payable as of June 30, 2019.

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

10. Subsequent Events

The Company announced and approved a reverse stock split to become effective on July 15, 2019 at a ratio of 1 for 3, whereby every 3 shares of common stock issued and outstanding were automatically reclassified and combined into one share of common stock (“Reverse Stock Split”). The Reverse Stock Split has been reflected retroactively in these financial statements for all periods presented.

On July 17, 2019, the Company issued a fixed convertible promissory note payable to a third party for $165,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. After 180 days from the effective date the Company shall provide note holder with two weeks notes of its determination to pay its obligations and during this two weeks the note holder may exercise any or all of its conversion rights at which time the note converts into shares of the Company’s common stock at a conversion price equal to $1.95 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

Overview

We are in the business of developing and marketing a real time analytical web based software as a service platform (the “Blackbox System”) that serves as a tool for day traders and swing traders on various securities exchanges and markets. Our proprietary Blackbox System technology is an algorithm driven system that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our Blackbox System platform employs predictive technology enhanced by artificial intelligence to find volatility and unusual market activity that can result in the rapid change in a stock’s price. The Blackbox System was initially designed to monitor and analyze over 13,000 stocks on the OTC Markets Group, Inc. (“OTC”), New York Stock Exchange (“NYSE”), the NYSE American (formerly the American Stock Exchange), and NASDAQ markets simultaneously as our servers receive live data feeds from such markets. We have also customized our Blackbox System to analyze data from the Hong Kong Stock Exchange (“HKEX”), Shanghai Stock Exchange (“SSE”) and Shenzhen Stock Exchange (“SZSE”) for license and use primarily in Asia. We consider the Blackbox System technology to be among the most user-friendly of its kind.

We launched the Blackbox System web application for domestic use and made it available to subscribers in September 2016. Subscriptions for the use of the Blackbox System web application are sold on a monthly and/or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At June 30, 2019, the Company had an accumulated deficit of $ 4,494,751, and for the three and six months ended June 30, 2019, incurred net losses of $439,779 and $648,282, respectively. By contrast, at June 30, 2018, the Company had an accumulated deficit of $3,846,469 and for the three and six months ended June 30, 2018, incurred net losses of $243,976 and $446,518, respectively. Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Liquidity and Capital Resources

We launched the Blackbox System web application for domestic use and made it available to subscribers in September 2016, but we have not yet attained a level of subscription sales revenue that would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the end of 2019, nor is there any assurance that such an operating level can ever be achieved.

At June 30, 2019, we had a cash balance of $91,782 and a working capital deficit of $1,304,967 as compared to a cash balance of $23,933 and a working capital deficit of $658,527 at June 30, 2018. As discussed below, during the six months ended June 30, 2019 we raised approximately $260,697 in net proceeds to the Company from the sale of Common Stock and warrants for the purchase of Common Stock, $323,726 in net proceeds to the Company from the sale of a convertible promissory note and $107,755 in net proceeds to the Company from other debt financing. Such cash amount is not sufficient to fund our plans of operation. As such, we will need to raise additional funds to carry out our plans of operation and fund our ongoing operational expenses including the marketing of our Blackbox System. We expect that costs and expenses necessary to implement our planned marketing operations over the next 12 months will be between $1 Million to $2 Million. Additional funding is expected to be generated through equity financing from the sale of our Common Stock and/or the incurrence of debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock or debt to fund our plans of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Sale of Common Stock and Warrants

During the six months ended June 30, 2019, the Company issued 3,334 shares of Common Stock at a price of approximately $3.00 in exchange for proceeds of $10,000.

In addition the Company received subscriptions for 141,026 shares of Common Stock at a cash price of $1.95 per share for an aggregate of $275,000. In connection with certain of the sales , warrants to purchase up to 196,155 shares of the Company’s Common Stock were issued to the subscribers. Sales commissions of $24,304 were paid to Boustead Securities in connection with the transactions.

Sale of Convertible Promissory Note

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value up to $550,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. The lender has funded $350,000 of the principal amount under the note and the Company received $323,726 in net proceeds thereunder. Sales commissions of $26,274 were paid to Boustead Securities in connection with the transaction.

Other Debt Financing

On March 29, 2019 a third party advanced $38,755 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments, currently $460, through September 12, 2019. The related note discount of $16,445 is being amortized over the term of the note. On April 2, 2019 an additional $19,000 was advanced to be repaid in daily installments of $315.56, through August 8, 2019. The related note discount of $9,400 is being amortized over the term of the note.

On February 19, 2019 a third party advanced $50,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on May 20, 2019.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019 and 2018, the Company’s revenue totaled $253,808 and $147,375, respectively, for which our respective costs of revenues totaled $169,008 and $150,738. The $106,433 increase in revenue resulted from an expanded subscription base for monthly revenues and other commission revenues from marketing partners. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $81,826 for the three months ended June 30, 2019. Other costs of operations included subscriber referral program payments of $23,602 and customer retention payments of approximately $52,447 to certain select online program moderators, on-boarders and educator partners.

For the three months ended June 30, 2019, the Company had operating expenses totaling $415,937 compared to $232,798 for the same period in 2018, an increase of $183,139. This change is primarily a result of an increase in general and administrative expenses of $160,564 from $197,303 for the three months ended June 30, 2018 compared to $357,867 for the three months ended June 30, 2019, due to an increase in marketing and advertising costs of $77,167; an increase in outside consulting fees of $33,956; an increase in travel related expenses of $10,174; an increase in transfer agent expense of $6,719; an increase in other general and administrative costs of $6,273 and financing costs incurred of $26,275. Software development costs also increased approximately $23,147 due to a credit for development expenses that was reported in the three months ended June 30, 2018. We also recorded depreciation and amortization expense of $4,699 for the three months ended June 30, 2019 compared to $5,271 for the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

For the six months ended June 30, 2019 and 2018, the Company’s revenue totaled $480,157 and $290,670, respectively, for which our respective costs of revenues totaled $330,326 and $318,013. The $189,487 increase in revenue resulted from an expanded subscription base for monthly revenues and commission revenues from marketing partners. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $163,911 for the six months ended June 30, 2019. Other costs of operations included subscriber referral program payments of approximately $51,374 and customer retention payment of approximately $90,281 to certain select online program moderators, on-boarders and educator partners.

For the six months ended June 30, 2019, the Company had operating expenses totaling $671,033 compared to $406,613 for the same period in 2018, an increase of $264,420. This change is primarily a result of an increase of $23,297 in data feed expense and software development of $37,252 due to a credit that was reflected in the same period in 2018. General and administrative expenses increased by approximately $203,449, from $382,303 in the six months ended June 30, 2018 to $585,752 over the same period in 2019 due to increased business development costs of $49,782 and advertising and marketing expense of $109,363, as well as an increase of $18,029 of general administrative expenses and financing costs incurred of $26,275. The Company also recorded depreciation and amortization expense of $9,932 for the six months ended June 30, 2019 compared to $9,510 for the six months ended June 30, 2018.

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2019 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 4, 2018 the Company entered into Subscription Agreements with an investor for the purchase of 30,000 shares of Common Stock at price of $1.00 per share for an aggregate purchase price of $30,000.

On February 26, 2019 the Company entered into a Subscription Agreement with an investor for the purchase of 10,000 shares of Common Stock at price of $0.65 per share for an aggregate purchase price of $6,500.

On June 4, 2019 the Company entered into a Securities Purchase Agreement with an investor for the purchase of 153,847 shares of Common Stock (which was adjusted to 51,283 shares to reflect the Reverse Stock Split that occurred on effective on July 15, 2019) and a Warrant, exercisable for a period of 5 years, to purchase 76,924 shares of Common Stock (which was adjusted to 24,641 shares to reflect the Reverse Stock Split) at an exercise price of $0.65 per share (which was adjusted to $1.95) to reflect the Reverse Stock Split). The aggregate purchase price for the securities was $100,000.55.

The Common Stock and Warrants described above were privately offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act. The Company reasonably believed that each of the purchasers of such securities had access to information concerning its operations and financial condition, were acquiring the securities for their own account and not with a view to the distribution thereof, and each investor qualified as an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no "general solicitation" was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the documentation representing the securities bear legends and/or non-transfer provisions to that effect.

All of the Company’s other sales of unregistered securities during the period covered by the Report have been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and/or current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and is in default as of August 19, 2019, although the holder has made no demand for settlement of the note.

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of August 14, 2019; however, no demand for repayment has been made by the holder.

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

August 19, 2019	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 19, 2019	/s/ Gust Kepler
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 19, 2019	/s/ Gust Kepler
Gust Kepler
Principal Financial Officer
22

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Blackboxstocks Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2019 (the “Report”), I, Gust Kepler, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 19, 2019	/s/ Gust Kepler
Gust Kepler
Principal Executive Officer

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Blackboxstocks Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2019 (the “Report”), I, Gust Kepler, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 19, 2019	/s/ Gust Kepler
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