Form 10-Q
period 2019-09-30
BLACKBOXSTOCKS INC.
filed 2019-11-14
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of November 12, 2019 was 7,883,231.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of September 30, 2019 (Unaudited) and December 31, 2018

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$35,101	$28,001
Investments, market testing	12	-
Accounts receivable, net of allowance for doubtful accounts of $68,589 at September 30, 2019 and December 31, 2018, respectively	3,759	3,719
Advances receivable, related parties (Note 5)	29,849	-
Prepaid expenses	107,646	107,646
Prepaid expenses, related party (Note 5)	36,700	36,700
Total current assets	213,067	176,066

Property and equipment:
Office, computer and related equipment, net of depreciation of $36,944 and $28,802 at September 30, 2019 and December 31, 2018, respectively	12,208	18,763
Domain name, net of amortization of $8,118 and $3,821 at September 30, 2019 and December 31, 2018, respectively	9,074	13,371
Software development, net of amortization of $9,000 and $7,312 at September 30, 2019 and December 31, 2018, respectively	-	1,688
Right of use lease, net of amortization of $37,869 at September 30, 2019	122,204	-
Total property and equipment	143,486	33,822

Total Assets	$356,553	$209,888

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$559,523	$525,136
Accrued expenses	-	128,000
Accrued interest	23,977	834
Accrued interest, related party	13,000	2,080
Unearned subscriptions	108,377	90,034
Lease liability right of use, current	47,141	-
Other liabilities	180,000	180,000
Advances payable	11,100	-
Advances payable, related party (Note 5)	25,000	36,382
Convertible notes payable, net of discount of $180,346 as of September 30, 2019 (Note 8)	369,654	-
Notes payable, net of note discount of $25,571 and $25,435 at September 30, 2019 and December 31, 2018, respectively (Note 6)	191,139	165,889
Notes payable, related party (Note 7)	228,000	228,000
Total current liabilities	1,756,911	1,356,355

Lease liability right of use, long term	77,976	-

Commitments and contingencies (Note 9)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 7,883,231 and 7,678,047 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	7,883	7,678
Common stock, subscribed	35,060	144,060
Additional paid in capital	3,476,332	2,543,264
Accumulated deficit	(5,002,609)	(3,846,469)
Total Stockholders' Deficit	(1,478,334)	(1,146,467)

Total Liabilities and Stockholders' Deficit	$356,553	$209,888

Blackboxstocks Inc.

Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2019	2018	2019	2018
Revenue:
Subscriptions	$289,632	$188,179	$755,244	$478,849
Other revenues	6,700	2,000	21,245	2,000
Total revenues	296,332	190,179	776,489	480,849

Cost of operations	195,344	156,366	525,670	474,379

Gross margin	100,988	33,813	250,819	6,470

Expenses:
Software development costs	27,140	32,234	102,489	47,034
General and administrative	317,134	332,986	902,885	715,289
Depreciation and amortization	4,196	6,482	14,128	15,992
Total operating expenses	348,470	371,702	1,019,502	778,315

Operating loss	(247,482)	(337,889)	(768,683)	(771,845)

Interest expense	37,373	13,033	94,078	25,574
Other expense	-	(21)	-	-
Amortization of debt discount	223,004	-	293,379	-

Loss before income taxes	(507,859)	(350,901)	(1,156,140)	(797,419)

Income taxes	-	-	-	-

Net loss	$(507,859)	$(350,901)	$(1,156,140)	$(797,419)

Weighted average number of common shares outstanding - basic	7,788,008	7,667,942	7,701,581	7,667,096

Net loss per share - basic	$(0.07)	$(0.05)	$(0.15)	$(0.10)

Blackboxstocks Inc.

Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	Series A Preferred Stock		Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance at December 31, 2017	5,000,000	$5,000	-	$-	7,667,047	$7,667	$-	$2,510,275	$(2,694,587)	$(171,645)

Issuance of shares	-	-	-	-	7,333	7	-	21,993	-	22,000

Net loss	-	-	-	-	-	-	-	-	(797,419)	(797,419)

Balance at September 30, 2018	5,000,000	$5,000	-	$-	7,674,380	$7,674	$-	$2,532,268	$(3,492,006)	$(947,064)

Balance at December 31, 2018	5,000,000	$5,000	-	$-	7,678,047	$7,678	$144,060	$2,543,264	$(3,846,469)	$(1,146,467)

Issuance of shares for cash	-	-	-	-	191,354	191	(109,000)	381,356	-	272,547

Issuance of shares in settlement of accrued expenses	-	-	-	-	13,830	14	-	127,986	-	128,000

Imputed discount on convertible notes payable (Note 8)	-	-	-	-	-	-	-	423,726	-	423,726

Net loss	-	-	-	-	-	-	-	-	(1,156,140)	(1,156,140)

Balance at September 30, 2019	5,000,000	$5,000	-	$-	7,883,231	$7,883	$35,060	$3,476,332	$(5,002,609)	$(1,478,334)

Blackboxstocks Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities
Net loss	$(1,156,140)	$(797,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	14,128	15,992
Amortization of note discount	346,088	20,420
Financing cost	26,275	-
Expenses paid by lendor	24,984	-
Changes in operating assets and liabilities:
Investments, market testing	(12)	(524)
Accounts receivable	(40)	(2,346)
Advances, related party	-	(1,500)
Prepaid expenses	-	16,682
Accounts payable	34,387	187,012
Accrued salary	-	4,122
Accrued interest	23,143	3,533
Accrued interest, related party	10,920	-
Unearned subscriptions	18,343	69,187
Other liabilities	-	296,060
Net cash used in operating activities	(657,924)	(188,781)

Cash flows from investing activities
Purchases of property and equipment	(1,587)	(20,684)
Net cash used in investing activities	(1,587)	(20,684)

Cash flows from financing activities
Common stock issued for cash	272,547	22,000
Proceeds from notes payable	175,684	248,015
Proceeds from convertible notes payable	473,725	-
Repayment of notes payable	(225,214)	(55,505)
Advances from others	11,100	-
Cash advances from related parties	93,442	122,000
Cash repayments to related parties	(134,673)	(99,071)
Net cash provided by financing activities	666,611	237,439

Net increase in cash	7,100	27,974

Cash - beginning of period	28,001	8,155
Cash - end of period	$35,101	$36,129

Supplemental disclosure- Non-cash investing and financing activities:

Acquisition of equipment in exchange for note payable	$-	$8,309
Discount on notes payable	$52,845	$-
Lease, right of use and liability	$160,073	$-
Discount on convertible notes payable	$473,725	$-
Common stock issued in settlement of accrued expenses	$128,000	$-

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At September 30, 2019, the Company had an accumulated deficit of $5,002,609 and for the nine months ended September 30, 2019 and 2018, the Company incurred net losses of $1,156,140 and $797,419, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to operations include the sustained and aggressive marketing of subscriptions for the Blackbox System both domestically and abroad and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

2. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with GAAP. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with the rules and regulation so fthe SEC have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2019.

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

Recently Issued Accounting Pronouncements - During the nine months ended September 30, 2019 and 2018, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires all leases that have a term in excess of 12 months be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset value based on the present value of future aggregate payments. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard became effective beginning January 1, 2019 and was adopted on our financial statements. The Company recorded the right-of-use asset for the lease in the amount of $160,073 and the related lease liability. The current liability for the lease is $47,141 and non-current of $77,976 as of September 30, 2019.

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

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At September 30, 2019 and 2018, the potential dilution would be 5,300,031 and 5,000,000 shares of common stock in the event the issued and outstanding shares of Series A Convertible Preferred Stock or other potentially dilutive securities be exercised.

Share-Based Payment - Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share-based payments were issued for the nine months ended September 30, 2019 and 2018.

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

Other Liabilities - The Company is planning the development of a future product, a complimentary platform that will share similar IP protocol with the current Blackbox System on a subscription basis. The future product has not yet launched. The Company has received advance payments from a new subscriber group in anticipation of the development of this future product. These amounts are deferred until such time as the platform is launched and the services earned. As of September 30, 2019, the Company has received $180,000 from this future subscriber group.

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

Marketing Costs - The Company incurs significant marketing expenses related to the development and expansion of its subscription base to potential users. During the nine months ended September 30, 2019 and 2018, the Company reported $201,299 and $107,957 for marketing costs, respectively.

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

The Company announced and approved a reverse stock split effective July 15, 2019 at a ratio of 1 for 3, whereby every 3 shares of common stock issued and outstanding were automatically reclassified and combined into one share of common stock (“Reverse Stock Split”). The Reverse Stock Split has been reflected retroactively in these financial statements for all periods presented.

During the nine months ended September 30, 2019, the Company issued 30,833 shares of Common Stock at a cash price of $3.00 per share for a total of $92,500 and 3,333 shares of Common Stock for an aggregate cash price of $6,500 for subscriptions received during the year ended December 31, 2018.

During the nine months ended September 30, 2019 the Company issued 3,334 shares of Common Stock for an aggregate cash price of $10,000 for subscriptions received during the year ended December 31, 2018.

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

On or about May 22, 2019 the Company sold 12,821 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 6,410 shares of Common Stock at an exercise price of $1.95 per share to a third party for aggregate consideration of $25,000.

On or about June 4, 2019 the Company sold 51,282 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 25,641 shares of Common Stock at an exercise price of $1.95 per share, to a third party for aggregate consideration of $100,000.

On August 29, 2019 the Company sold 12,821 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 6,411 shares of Common Stock at an exercise price of $1.95 per share, to a third party for aggregate consideration of $25,000.

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

Concurrently with certain of the securities purchase agreements entered into as described in Note 3 above, warrants to purchase the Company’s Common Stock were issued to the subscribers. Each warrant is exercisable for a period of five years from the date of the securities purchase agreement at an exercise price of $1.95 per share. The fair value cost at the date of issuance of the warrants was $502,398. There was no warrant activity during the nine months ended September 30, 2018 and as of September 30, 2019, there are 71,795 warrants outstanding.

	Number of Shares	Exercise Price
Warrants as of December 31, 2018	-	-
Issued during 2019	71,795	$1.95
Warrants as of September 30, 2019	71,795	$1.95

5.  Related Party Transactions

During the nine months ended September 30, 2019, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $68,442 to the Company and he was repaid $133,173. The balance remaining of $28,349 is owed to the Company, is unsecured and bears no interest.

During the nine months ended September 30, 2019 the Company advanced $1,500 to its VP/Director of Operations and the balance remains outstanding, is unsecured and bears no interest.

During the nine months ended September 30, 2019 and 2018, the Company engaged the services of Karma Black Box LLC (“Karma”), whose two stockholders became Company stockholders as a result of the Exchange Agreement with Tiger Trade and its stockholders (Note 1), for application development services of the Company’s Blackbox System technology. Karma began operating as EDM Operators (“EDM”) in the last quarter of 2018. During the nine months ended September 30, 2019 and 2018, Karma/EDM was paid $13,500 and $36,000 for services, respectively.

During the nine months ended September 30, 2019, one of the stockholders of EDM advanced $25,000 to the Company. The balance of $25,000 remains outstanding as of September 30, 2019 is unsecured and bears no interest.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of September 30, 2019 the Company has a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

6. Notes Payable

On September 13, 2019 a third party advanced $90,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $490, through August 18, 2020. The related note discount of $27,000 is being amortized over the term of the agreement for a total of $1,429 in interest expense as of September 30, 2019.

On April 2, 2019 an additional $19,000 was advanced to be repaid in daily installments of $315.56, through August 8, 2019. The related note discount of $9,400 was amortized over the term of the agreement for a total of $9,400 in interest expense as of September 30, 2019.

On March 29, 2019 a third party advanced $38,755 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments, currently $460, through September 12, 2019. The related note discount of $16,445 was amortized over the term of the agreement for a total of $16,445 in interest expense as of September 30, 2019.

On February 19, 2019 a third party advanced $50,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on May 20, 2019. This note and accrued interest of $2,000 was paid in full on June 17, 2019

During the year ended December 31, 2018 third parties advanced a total of $121,821 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments, currently $450, through September 18, 2019. The related note discounts of $55,190 was amortized over the term of the agreements for a total of $55,190 in interest expense as of September 30, 2019.

On June 26, 2018 the Company entered into a note payable with a third party for $8,309 for the purchase of office telecommunication equipment. The note bears interest at the rate of 18% per annum for 36 installments and matures on May 22, 2021.

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and is in default as of September 30, 2019, although the holder has made no demand for settlement of the note.

7. Notes Payable, Related Party

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of September 30 and is in default; however, no demand for repayment has been made by the holder.

On December 6, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $108,000 to the Company for payment to a third party note holder (Note 6) in exchange for an unsecured promissory note.

8. Convertible Notes Payable

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value up to $550,000, which included an original issue discount of 10% on the investment amount of up to $500,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. If the Company prepays the note within 90 days, the Company must pay a cash redemption premium of 110%; if such prepayment is made between the 91st day and the 180th day, then such redemption premium is 115%. The note holder paid the first consideration of $350,000 was allowed thirty days to pay additional consideration, however no further consideration was remitted within the thirty days. Until maturity, the note holder may convert all or a portion of the outstanding principal into shares of Common Stock of the Company at a fixed conversion price equal to $1.95 per share. If the note is not retired on or before the maturity date, the note holder may convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the note holder’s election to convert.

On July 17, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value of $165,000, which included an original issue discount of 10% on the investment amount of $150,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. If the Company prepays the note within 90 days, the Company must pay a cash redemption premium of 110%; if such prepayment is made between the 91st day and the 180th day, then such redemption premium is 115%. Until maturity, the note holder may convert all or a portion of the outstanding principal into shares of Common Stock of the Company at a fixed conversion price equal to $1.95 per share. If the note is not retired on or before the maturity date, the note holder may convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the note holder’s election to convert.

9. Commitments and Contingencies

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. On January 1, 2019 the Company adopted ASC 842 requiring this lease to be recorded as an asset and corresponding liability on its balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the nine months ended September 30, 2019 and 2018 we incurred $39,732 and $45,299, respectively, in office rental expense. Future minimum rental payments under the extended lease for years ending December 31, are:

2019	$14,037
2020	59,004
2021	61,800
2022	46,863

On June 18, 2018 the Company entered into a letter agreement with IC Ventures, Inc. (“ICV”), pursuant to which the Company retained ICV to provide strategic advisory services for marketing and financial matters relating to investment and acquisition issues which services commenced July 1, 2018. The agreement provided for a twenty-month (24) month term and that ICV would be compensated monthly in Company common stock valued at$20,000 with such compensation to be increased by $15,000 in cash for a twelve-month period during the term, payable in cash beginning on the earlier of (i) the election by the Company or (ii) the sixth full month following the execution of the agreement. The agreement also provided that ICV would be issued 920,000 shares of the Company’s common stock if listing on NASDAQ is achieved during the term of the agreement and ICV shall be paid a closing fee of 1.5% of gross proceeds or a minimum of $500,000 if the Company should be acquired during the term of the agreement or within 12 months of the termination of the agreement. On December 18, 2018 the Company terminated the agreement and during the quarter ended September 30, 2019 issued 13,830 shares of common stock in settlement of the $128,000 due to ICV.

The Company engaged software design consulting services from a vendor for its Blackbox System which the Company found did not meet its standards and entered into negotiations to dispute the services rendered. The entity providing these services sought satisfaction through a complaint with the State of California for the disputed amount and a judgement in favor of the plaintiff/vendor was granted in the amount of $29,523.  This amount represents $24,920 for the disputed services, interest of $2,200 and legal costs of $2,403.  The Company is optimistic that a negotiated settlement of the judgement may be reached.  The aggregate of the judgement of $29,523 is included in accounts payable as of September 30, 2019.

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

10. Subsequent Events

On October 3, 2019 a third party advanced $50,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $409, through May 28, 2020. The related note discount of $19,000 will be amortized over the term of the agreement.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At September 30, 2019, the Company had an accumulated deficit of $5,002,609, and for the three and nine months ended September 30, 2019, incurred net losses of $507,859 and $1,156,140, respectively. By contrast, at September 30, 2018, the Company had an accumulated deficit of $3,492,006 and for the three and nine months ended September 30, 2018, incurred net losses of $350,901 and $797,419, respectively. Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

At September 30, 2019, we had a cash balance of $35,101 and a working capital deficit of $1,543,844 as compared to a cash balance of $36,129 and a working capital deficit of $982,308 at September 30, 2018. As discussed below, during the nine months ended September 30, 2019 we raised approximately $272,548 in net proceeds to the Company from the sale of Common Stock and warrants for the purchase of Common Stock, $473,725 in net proceeds to the Company from the sale of two convertible promissory notes and $197,755 in net proceeds to the Company from other debt financing. Such cash amount is not sufficient to fund our plans of operation. As such, we will need to raise additional funds to carry out our plans of operation and fund our ongoing operational expenses including the marketing of our Blackbox System. We expect that costs and expenses necessary to implement our planned marketing operations over the next 12 months will be between $1 Million to $2 Million. Additional funding is expected to be generated through equity financing from the sale of our Common Stock and/or the incurrence of debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock or debt to fund our plans of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Sale of Common Stock and Warrants

During the nine months ended Sepember 30, 2019, the Company received subscriptions for 153,847 shares of Common Stock at a cash price of $1.95 per share for an aggregate of $300,000. In connection with certain of the sales, warrants to purchase up to 71,795 shares of the Company’s Common Stock at a cash price of $1.95 per share were issued to the subscribers. Sales commissions of $27,453 were paid in connection with the sales.

Sale of Convertible Promissory Note

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value up to $550,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. The lender funded $350,000 of the principal amount under the note and the Company received $323,726 in net proceeds thereunder. Sales commissions of $26,274 were paid to Boustead Securities in connection with the transaction.

On July 17, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value of $165,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. The Company received $138,450 in net proceeds under the note after sales commissions of $11,550 were paid to Boustead Securities in connection with the transaction.

Other Debt Financing

On March 29, 2019 a third party advanced $38,755 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments, currently $460, through September 12, 2019. The related note discount of $16,445 is being amortized over the term of the note. On April 2, 2019 an additional $19,000 was advanced to be repaid in daily installments of $315.56, through August 8, 2019. The related note discount of $9,400 is being amortized over the term of the note. On September 13, 2019 $90,000 was advanced to be repaid in installments of $490 through August 18, 2020 and the related note discount of $27,000 is being amortized over the term of the note.

On February 19, 2019 a third party advanced $50,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on May 20, 2019.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

For the three months ended September 30, 2019 and 2018, the Company’s revenue totaled $296,332 and $190,179, respectively, for which our respective costs of revenues totaled $195,344 and $156,366. The $106,153 increase in revenue resulted from an expanded subscription base for monthly revenues and other commission revenues from marketing partners. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $87,188 for the three months ended September 30, 2019. Other costs of operations included subscriber referral program payments of $36,128 and customer retention payments of approximately $57,505 to certain select online program moderators, on-boarders and educator partners.

For the three months ended September 30, 2019, the Company had operating expenses totaling $348,470 compared to $371,702 for the same period in 2018, a decrease of $23,232. This change is primarily a result of an decrease in general and administrative expenses from $332,986 for the three months ended September 30, 2018 compared to $317,134 for the three months ended September 30, 2019. The decrease in general and administrative expenses of $15,852 was due to increases in financing expenses of $34,718; advertising expense of $8,979; professional services of $33,333; travel and entertainment of $14,941 and general administrative expenses of $14,771 netted with decreases in outside consulting services of $33,069; salary and related $5,411; computer and internet expenses of $84,114. Software development costs also decreased approximately $5,094 due to a credit for development expenses that was reported in the three months ended September 30, 2018. We also recorded depreciation and amortization expense of $4,196 for the three months ended September 30, 2019 compared to $6,482 for the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018, the Company’s revenue totaled $776,489 and $480,849, respectively, for which our respective costs of revenues totaled $525,670 and $474,379. The $295,640 increase in revenue resulted from an expanded subscription base for monthly revenues and commission revenues from marketing partners. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $251,100 for the nine months ended September 30, 2019. Other costs of operations included subscriber referral program payments of approximately $87,502 and customer retention payment of approximately $147,787 to certain select online program moderators, on-boarders and educator partners.

For the nine months ended September 30, 2019, the Company had operating expenses totaling $1,019,502 compared to $778,315 for the same period in 2018, an increase of $241,187. This change is primarily a result of software development of $55,455 comprised of an increase of $24,295 in data feed expense and an increase in chat development expense of $33,711 resulting from a credit reported in 2018. General and administrative expenses increased by approximately $187,596, from $715,289 in the nine months ended September 30, 2018 to $902,885 over the same period in 2019 due to increases in professional services of $73,020; advertising and marketing of $93,342; public relations of $22,250; financing expenses of $85,993; general and administrative expenses of $12,481 and travel and related expense of $25,175, netted with decreases in salary and related costs of $5,037 and internet and computer expenses of $119,628. The Company also recorded depreciation and amortization expense of $14,128 for the nine months ended September 30, 2019 compared to $15,992 for the nine months ended September 30, 2018.

Off Balance Sheet Arrangements

As of September 30, 2019, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2019 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2019 the Company sold 12,821 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 6,411 shares of Common Stock at an exercise price of $1.95 per share, to a third party for aggregate consideration of $25,000.

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

Item 3. Defaults Upon Senior Securities

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and is in default as of Sepember 30, 2019, although the holder has made no demand for settlement of the note.

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of Sepember 30, 2019; however, no demand for repayment has been made by the holder.

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

November 12, 2019	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith