Form 10-K
period 2019-12-31
BLACKBOXSTOCKS INC.
filed 2020-04-16
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 726-9203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (8,150,500) shares of common stock) as of June 30, 2019 was $53,793,300 (computed by reference to the price at which the common equity was last sold ($6.60) as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 15, 2020 was 7,958,236.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report”), the terms “we,” “us,” “our,” “Blackboxstocks,” or the “Company” refers to Blackboxstocks Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not a guaranty of future performance and are subject to risks and uncertainties described herein and actual results may differ materially from those included within the forward-looking statements. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Overview of Business

The Company is in the business of developing and marketing web and mobile based analytical software tools as a subscription-based software as a service (the “Blackbox System”) that serves as tool for stock and option traders to evaluate prospective investments on various securities exchanges and markets. Our proprietary Blackbox System technology is an algorithm driven system that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our servers, located in close proximity to the NYSE, NASDAQ and OTC exchanges drive our proprietary algorithms at near light speed. Our Blackbox System platform employs predictive technology enhanced by artificial intelligence to find volatility and unusual market activity that can result in the rapid change in a stock’s price. The Blackbox System was initially designed to monitor and analyze over 13,000 stocks on the OTC Markets Group, Inc. (“OTC”), New York Stock Exchange (“NYSE”), the NYSE American (formerly the American Stock Exchange) and NASDAQ markets simultaneously as our servers receive live data feeds from such markets. We have also customized a separate Blackbox System platform (“Asian Blackbox System”) to analyze data from the Hong Kong Stock Exchange (“HKEX”), Shanghai Stock Exchange (“SSE”) and Shenzhen Stock Exchange (“SZSE”) for license and use primarily in Asia. We consider the Blackbox System technology to be among the most user-friendly of its kind.

The Blackbox System employs predictive technology enhanced by artificial intelligence to identify volatility and unusual market activity that may result in rapid change in the price of a stock. The complexity of our backend analytics is neatly hidden from the end user by our simple and easy to navigate dashboard which includes real-time alerts, scans, news and institutional grade analytics. Additionally, our users are provided a fully interactive chat and social media platform, integrated in our dashboard. This allows users to exchange information and ideas quickly and efficiently. We have also added a live audio-video feature which allows our subscribers the ability to broadcast and share trade strategies and market insight, on their own channels within the Blackbox community.

The Blackbox System is a unique and disruptive financial technology platform, combining proprietary analytics and broadcast enabled social media, to connect traders of all types worldwide in our ultimate user-friendly system,

Development of the Blackbox System

Blackbox System was made available for use to subscribing customers in the United States in September 2016 and the Asian Blackbox System was made available for use by under a license arrangement to subscribers in May 2017.

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

We are in the process of developing and anticipate adding many new features and functions to the Blackbox System, including but not limited to, native iOS and Android applications, a watchlist feature and enhanced filters for our Options Flow and Dark Pool Scanners. We also plan to upgrade our current “many to many” audio broadcast feature. Development of planned features and functions are expected to cost approximately $220,000 and will be dependent upon resources available from anticipated financing.

Marketing of the Blackbox System

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016. Use of the Blackbox System is sold on a monthly or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com. We believe our Blackbox System subscriptions are priced competitively with similar web-based trading tools. Since launch, we have marketed our system to potential subscribers primarily via online and referral-based marketing. We utilize three channels for customer acquisition. We promote our subscriptions on social media, as well as encouraging customer referrals through an established customer referral program. We offer certain subscribers the right to promote the Blackbox System and receive referral fees for subscribers generated from such subscribers’ effort. Generally, we pay referring subscribers $25 for each subscription generated and $25 for each month the subscriber continues their subscription. We incurred $121,227 and $90,278 in customer referral expenditures in each of the years ended December 31, 2019 and 2018, respectively. These equal approximately 12% of our subscription sales revenues generated in both the years ended December 31, 2019 and 2018, respectively. We continue to expand the customer referral sales program as it has proven to be an extremely efficient form of advertising. We expanded our marketing efforts to include, online affiliate marketing, banner advertising, social media, and targeted email campaigns. Future plans are to utilize television and radio advertising. We have run multiple small digital ad campaigns targeting social media platforms such Facebook and Instagram. We also deployed marketing budgets on StockTwits. We continuously test alternative marketing on Google and other social media platforms. We intend to deploy a significant amount of marketing funds on these and other digital platforms including YouTube, Twitter and LinkedIn. Our test marketing has proven very effective and we believe we have the ability to scale our advertising efforts using these platforms. Our largest campaigns to date have been through StockTwits, Facebook and Google and we identified that these grew our subscriber base 17%.

The implementation in September of 2018 of the “Blackbox Bootcamp,” a comprehensive 3-hour educational course continues to increase user retention. We also offer other webinar courses that are scheduled and announced on our calendar and in email and direct messages via our platform to our users.

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

We consider our platform unique and do not consider any trading tools or trading analytics software direct competitors of our Company. There are many trading tools on the current market often referred to as “scanners”, that provide features, functions and analytics similar to those of the Blackbox System. There are also many social media platforms that cater to stock traders that serve as real-time informational sources. However, we believe that our Blackbox System is the only platform that has successfully merged a comprehensive analytics system or “scanner” and a social media platform within the same “dashboard” allowing users to view the same real-time data in parallel. Our Blackbox System creates a unique community for traders that can all share the same information and analyze this information on identical analytics in real-time. We also consider our system unique because our predictive algorithms automatically populate alerts for active stocks with high probability of short-term gains. In spite of these factors that differentiate us, we believe the following companies that could be considered competitors due to some like features and retail price point: Trade Ideas, Flow Algo, Trade Alert and Wall Street Jesus.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space previously leased by G2 International, Inc. (“G2”), a company controlled by Gust Kepler who serves as our sole director and our President, Chief Executive Officer, Chief Financial Officer and Secretary. Tiger Trade (our former subsidiary that was merged with and into the Company) entered a Sublease Agreement (the “Sublease”) with G2 International, Inc. effective July 1, 2015, subject to the terms and conditions of the Office Lease dated March 26, 2015 (the “Office Lease”) between G2 International, Inc. and Teachers Insurance and Annuity Association of America, for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 we amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. During the years ended December 31, 2019 and 2018 we incurred $54,631 and $60,584, respectively, in office rental expense. Future minimum rental payments under the extended lease are $59,006 in 2020, $61,803 in 2021 and $46,869 in 2022.

ITEM 3.       LEGAL PROCEEDINGS

On February 14, 2020, Creative Circle LLC, a creditor of the Company which provided employee staffing, filed a petition in the 162nd Judicial District Court in Dallas, Texas for satisfaction of services invoiced between the period of June and September 2019 in the aggregate amount of $45,030 for unpaid invoices.

There are currently no other material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2019	4.95	4.74
September 30, 2019	6.60	2.50
June 30, 2019	9.00	6.60
March 31, 2019	14.97	3.00
December 31, 2018	8.25	8.25
September 30, 2018	33.00	7.80
June 30, 2018	33.00	33.00
March 31, 2018	33.00	7.95

On April 9, 2020, the last closing bid price per share for our Common Stock reported by the OTC Pink was $2.21.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of April 8, 2020, we had 668 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of April 9, 2020, we had 7,958,236 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On November 26, 2019 the Company sold 25,000 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 12,500 shares of Common Stock at an exercise price of $1.95 per share, to a third party for aggregate consideration of $48,750.

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

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K.

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

Overview

The Company is in the business of developing and marketing a real time analytical web-based software as a service platform (the “Blackbox System”) that serves as a tool for day traders and swing traders on various securities exchanges and markets. Our proprietary Blackbox System technology is an algorithm driven system that works in real time, measuring market trends and data while utilizing a multitude of specific criteria, both live and historical. Our Blackbox System platform employs predictive technology enhanced by artificial intelligence to find volatility and unusual market activity that can result in the rapid change in a stock’s price. The Blackbox System was initially designed to monitor and analyze over 13,000 stocks on the OTC Markets Group, Inc. (“OTC”), New York Stock Exchange (“NYSE”), the NYSE American (formerly the American Stock Exchange), and NASDAQ markets simultaneously as our servers receive live data feeds from such markets. We have also customized our Blackbox System to analyze data from the Hong Kong Stock Exchange (“HKEX”), Shanghai Stock Exchange (“SSE”) and Shenzhen Stock Exchange (“SZSE”) for license and use primarily in Asia.

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

Basis of Presentation of Financial Information

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At December 31, 2019, the Company had an accumulated deficit of $6,829,907 and for the years ended December 31, 2019 and 2018, the Company incurred net losses of $2,983,437 and $1,151,882, respectively. Management’s plans with respect to operations include the sustained and aggressive marketing of subscriptions for the Blackbox System and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow in 2020 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2019 and through April 15, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Derivative Financial Instruments

FASB ASC Topic 820, Fair Value Measurement requires bifurcation of certain embedded derivative instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s notes payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative.

Recently Issued Accounting Pronouncements.

During the years ended December 31, 2019 and 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires all leases that have a term in excess of 12 months be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset value based on the present value of future aggregate payments. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard became effective beginning January 1, 2019 and was adopted on our financial statements. The Company recorded the right-of-use asset for the lease in the amount of $160,073 and the related lease liability. The current liability for the lease is $46,124 and non-current of $66,715 as of December 31, 2019.

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

Earnings or (Loss) Per Share

Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At December 31, 2019 and 2018, the potential dilution would be 5,311,667 and 5,000,000 shares of common stock, respectively, in the event the issued and outstanding shares of Series A Convertible Preferred Stock or other potentially dilutive securities be exercised.

Share-Based Payment

Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share-based payments were issued for the years ended December 31, 2019 and 2018.

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

Other Liabilities

The Company is planning the development of a future product, a complimentary platform that will share similar IP protocol with the current Blackbox System on a subscription basis. The future product has not yet launched. The Company has received advance payments from a new subscriber group in anticipation of the development of this future product. These amounts are deferred until such time as the platform is launched and the services earned. As of December 31, 2019, the Company has received $180,000 from this future subscriber group.

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

Marketing Costs

The Company incurs significant marketing expenses related to the development and expansion of its subscription base to potential users. During the years ended December 31, 2019 and 2018, the Company reported $261,470 and $173,885 for marketing costs, respectively.

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

Liquidity and Capital Resources

The Company launched its Blackbox System web application and made it available to subscribers in September 2016 and we have not yet attained a level of subscription sales revenue that would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the end of 2020, nor is there any assurance that such an operating level can ever be achieved.

At December 31, 2019, the Company had a cash balance of $21,172 and a working capital deficit of $3,515,483 as compared to a cash balance of $28,001 and a working capital deficit of $1,324,635 at December 31, 2018. Such cash amount is not sufficient to fund our plans of operation. As such, we will need to raise additional funds to carry out our plans of operation and fund our ongoing operational expenses including the marketing of our Blackbox System platform and services. We expect that costs and expenses necessary to implement our planned marketing operations over the next 12 months will be between $1 Million to $2 Million. Additional funding is expected to be generated through equity financing from the sale of our Common Stock and/or debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock or debt to fund our plans of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

For the years ending December 31, 2019 and 2018, the Company’s revenue totaled $1,062,573 and $692,803, respectively, for which its respective costs of revenues totaled $736,612 and $645,318. Revenues increased as a result of an expanded subscription base for monthly revenues. The Company’s revenue from subscriptions grew from $687,653 in the year ended December 31, 2018 to $1,037,778 in the year ended December 31, 2019, an increase of $350,125. Costs of operations increased as a result of the Company’s additional subscriber expenses. The costs of operations includes costs to provide the web application to subscribers, the majority of which is data feed expense for exchange information of approximately $343,030 and customer retention and referral expense of $334,350.

For the year ending December 31, 2019, the Company had operating expenses totaling $1,330,994 compared to $1,154,226 for the same period in 2018, an increase of $176,768. This change is primarily a result of an increase in general and administrative expenses of approximately $248,578 which reflects an increase of $87,585 in marketing expense; $69,911 in legal and professional expense; $90,991 in investment fundraising expense; $12,251 in salary and administrative expense; $37,710 of travel and related expense netted with a decrease in outside consulting expenses of $49,870. In addition, software development costs decreased approximately $67,594 due to stabilization of the development of the software application. The Company also recorded depreciation expense of $18,142 for the year ended December 31, 2019 compared to $22,514 for the year ended December 31, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2019 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, Gust Kepler, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2019, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Sole Director and Executive Officers	Age	Date of Appointment	Position(s) Held
Gust Kepler	55	December 1, 2015	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary
Jeff Sharrock	55	January 1, 2016	Vice President of Operations

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Year	Salary	All other Compensation (1)($)	Total ($)
Gust Kepler, Director, President, Chief Executive Officer,	2019	$12,000	$--	$12,000
Chief Financial Officer and Secretary	2018	$12,000	$--	$12,000
Jeff Sharrock, Vice President of Operations	2019	$73,008	$500	$73,508
	2018	$69,364	$3,000	$72,364

(1)	Other than the remuneration discussed above, we have no retirement, pension, profit sharing, stock option or similar program for the benefit of the officers, directors or employees of the Company.
(2)	Reflects cash bonus payment.

Narrative Disclosure to Summary Compensation Table

We paid salaries to both of Named Executives in 2019 and 2018. Mr. Kepler is paid an annual salary of $12,000 and Mr. Sharrock is paid an annual salary of $73,008. Mr. Sharrock was also paid discretionary bonuses of $500 in 2019 and $3,000 in 2018. All compensation was paid in cash pursuant to standard Company payroll practices. We do not have arrangements with any of our employees, including the Named Executives, to pay or provide any non-cash compensation.

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

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 7,958,236 shares of Common Stock and 5,000,000 shares of Preferred Stock outstanding as of April 8, 2020. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock
As a Group	Officers and Directors (1 person)	2,331,668	29%
As Individuals	Gust Kepler	2,331,668	29%
	David Kyle	833,334	10%
	Eric Pharis 2 Lake Forest Court Trophy Club, Texas 76262	833,334	10%
	Stephen Chiang 8 Kitchener Link City Square Residences #21-14 Singapore 207226	1,000,000	13%
Series A Preferred Stock
As a Group	Officers and Directors (1 person)	5,000,000	100%
As Individuals	Gust Kepler	5,000,000	100%

There are no arrangements, known to the Company, the operation of which would result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of December 31, 2019 and is in default; however, no demand for repayment has been made by the holder. Accrued interest due is $16,680 as of December 31, 2019.

On December 6, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $108,000 to the Company for payment to a third party note holder in exchange for an unsecured promissory note.

During the year ended December 31, 2019, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $109,342 to the Company.  As of January 1, 2019 the Company owed Mr. Kepler $36,382 and the Company repaid $155,547 resulting in an overpayment balance of $9,823 at December 31, 2019.

During the year ended December 31, 2019 the Company advanced $1,500 to its VP/Director of Operations and the balance remains outstanding, is unsecured and bears no interest.

During the years ended December 31, 2019 and 2018, the Company engaged the services of Karma Black Box LLC (“Karma”), which is owned by Company stockholders Eric Pharis and David Kyle, for application development services of the Company’s Blackbox System technology. Karma changed its name to EDM Operators (“EDM”) in the last quarter of 2018. During the years ended December 31, 2019 and 2018, Karma/EDM was paid $13,500 and $45,000 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of December 31, 2019 the Company has a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

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

On December 18, 2015, the Company executed a letter agreement engaging Turner, Stone & Company, L.L.P. (“Turner Stone”) as our independent registered accounting firm and Turner Stone rendered professional services for the audit of our annual financial statements for the years ended December 31, 2019 and 2018 contained in this Report.

Audit Fees

The aggregate fees billed by Turner Stone for professional services rendered for the audit of our annual financial statements for 2018 and 2019 and the reviews of the financial statements included in our Forms 10-Q and 8-K, or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $36,160 and $37,095, respectively.

Audit-Related Fees

No fees or expenses were billed by Turner Stone in fiscal years 2018 or 2019 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by Turner Stone in fiscal years 2018 or 2019 for professional services rendered for tax compliance, tax advice or tax planning were $10,000 and $2,325, respectively

All Other Fees

We incurred no other fees or expenses for the 2018 or 2019 fiscal years for any other products or professional services rendered by Turner Stone other than as described above.

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

3.4	Certificate of Amendment to Articles of Incorporation dated effective as of July 15, 2019
3.5	Bylaws of SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form 10-12G filed with the Commission on November 27, 2013).
4.1	Description of Securities*
4.2	Form of 8% Fixed Convertible Promissory Note of Blackboxstocks, Inc. dated May 21, 2019
4.3	Form of 8% Fixed Convertible Promissory Note of Blackboxstocks, Inc. dated July 17, 2019
4.4	Form of First Amendment to 8% Fixed Convertible Promissory Note of Blackboxstocks, Inc.
10.1

Sublease Agreement between G2 International, Inc. and Tiger Trade Technologies, Inc. dated July 1, 2015 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016).

10.2

Assignment of Lease dated August 28, 2017 between G2 International, Inc. and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2018).

10.3

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

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2020	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gust Kepler
Gust Kepler	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Sole Director of Blackboxstocks Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blackboxstocks Inc. (the “Company”) as of December 31, 2019 and 2018 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has a significant accumulated deficit and will need additional financing to establish itself as a profitable business. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 15, 2020

We have served as the Company’s auditor since 2015.

Blackboxstocks Inc.
Balance Sheets
December 31, 2019 and 2018

	December 31,
	2019	2018
Assets
Current assets:
Cash	$21,172	$28,001
Accounts receivable, net of allowance for doubtful accounts of $68,589 at December 31, 2019 and 2018, respectively	5,745	3,719
Advances receivable, related parties (Note 5)	9,823	-
Total current assets	36,740	31,720

Property and equipment:
Office, computer and related equipment, net of depreciation of $39,526 and $28,802 at December 31, 2019 and 2018, respectively	9,626	18,763
Domain name, net of amortization of $9,551 and $3,821 at December 31, 2019 and 2018, respectively	7,641	13,371
Software development, net of amortization of $9,000 and $7,312 at December 31, 2019 and 2018, respectively	-	1,688
Right of use lease, net of amortization of $51,009 at December 31, 2019	109,064	-
Total property and equipment	126,331	33,822

Long term assets:
Prepaid expenses	80,868	107,646
Prepaid expenses, related party (Note 5)	36,700	36,700
Total long term assets	117,568	144,346

Total Assets	$280,639	$209,888

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$632,287	$525,136
Accrued expenses	-	128,000
Accrued interest	42,566	834
Accrued interest, related party	16,680	2,080
Unearned subscriptions	189,007	90,034
Lease liability right of use, current	46,124	-
Other liabilities	180,000	180,000
Advances payable, related party (Note 5)	-	36,382
Convertible notes payable, net of discount of $13,859 as of December 31, 2019 (Note 8)	593,891	-
Notes payable, net of note discount of $38,294 and $25,435 at December 31, 2019 and 2018, respectively (Note 6)	218,138	165,889
Notes payable, related party (Note 7)	228,000	228,000
Derivative liability	1,405,530	-
Total current liabilities	3,552,223	1,356,355

Lease liability right of use, long term	66,715	-

Commitments and contingencies (Note 10)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at December 31, 2019 and 2018, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 7,908,231 and 7,678,047 issued and outstanding at December 31, 2019 and 2018, respectively	7,908	7,678
Common stock, subscribed	35,060	144,060
Additional paid in capital	3,443,640	2,543,264
Accumulated deficit	(6,829,907)	(3,846,469)
Total Stockholders' Deficit	(3,338,299)	(1,146,467)

Total Liabilities and Stockholders' Deficit	$280,639	$209,888

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.
Statements of Operations
For the years ended December 31, 2019 and 2018

	December 31,
	2019	2018
Revenue:
Subscriptions	$1,037,778	$687,653
Other revenues	24,795	5,150
Total revenues	1,062,573	692,803

Cost of operations	736,612	645,318

Gross margin	325,961	47,485

Expenses:
Software development costs	130,840	198,434
General and administrative	1,182,012	933,278
Depreciation and amortization	18,142	22,514
Total operating expenses	1,330,994	1,154,226

Operating loss	(1,005,033)	(1,106,741)

Interest expense	65,090	45,141
Convertible note financing	1,240,347	-
Loss on derivative liability	83,766	-
Default expense	57,750	-
Amortization of debt discount	531,452	-

Loss before income taxes	(2,983,438)	(1,151,882)

Income taxes	-	-

Net loss	$(2,983,438)	$(1,151,882)

Weighted average number of common shares outstanding - basic	7,749,695	7,669,178

Net loss per share - basic	$(0.38)	$(0.15)

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.
Statement of Stockholders' Deficit
For the years ended December 31, 2019 and 2018

							Common	Additional
	Series A Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance at December 31, 2017	5,000,000	$5,000	-	$-	7,667,047	$7,667	$-	$2,510,275	$(2,694,587)	$(171,645)

Issuance of shares for cash	-	-	-	-	11,000	11	-	32,989	-	33,000

Common stock shares, subscribed	-	-	-	-	-	-	144,060	-	-	144,060

Net loss	-	-	-	-	-	-	-	-	(1,151,882)	(1,151,882)

Balance at December 31, 2018	5,000,000	$5,000	-	-	7,678,047	$7,678	$144,060	$2,543,264	$(3,846,469)	$(1,146,467)

Issuance of shares for cash	-	-	-	-	216,354	216	(109,000)	430,081	-	321,297

Issuance of shares in settlement of accrued expenses	-	-	-	-	13,830	14	-	127,986	-	128,000

Imputed discount on convertible notes payable (Note 8)	-	-	-	-	-	-	-	342,309	-	342,309

Net loss	-	-	-	-	-	-	-	-	(2,983,438)	(2,983,438)

Balance at December 31, 2019	5,000,000	$5,000	-	-	7,908,231	$7,908	$35,060	$3,443,640	$(6,829,907)	$(3,338,299)

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.
Statements of Cash Flows
For the years ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net loss	$(2,983,438)	$(1,151,882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	18,142	22,514
Allowance for doubtful accounts	-	68,589
Amortization of note discount	531,452	29,756
Financing cost	26,396	-
Expenses paid by lender	27,385	-
Convertible note financing	1,240,347	-
Change in fair value of derivative liability	83,766	-
Convertible note default expense	57,750
Changes in operating assets and liabilities:
Accounts receivable	(2,026)	(67,197)
Prepaid expenses	26,778	95,332
Accounts payable	107,151	157,028
Accrued expenses	-	128,000
Accrued interest	41,732	834
Accrued interest, related party	14,600	2,080
Unearned subscriptions	98,973	62,673
Other liabilities	-	180,000
Net cash used in operating activities	(710,992)	(472,273)

Cash flows from investing activities
Purchases of property and equipment	(1,587)	(28,993)
Net cash used in investing activities	(1,587)	(28,993)

Cash flows from financing activities
Common stock issued for cash	321,297	33,000
Common stock subscribed	-	144,060
Proceeds from notes payable	251,455	330,130
Proceeds from convertible notes payable	473,725	-
Repayment of notes payable	(294,522)	(193,997)
Proceeds from notes payable, related party	-	228,000
Advances from others	-	-
Cash advances from related parties	109,342	126,000
Cash repayments to related parties	(155,547)	(146,081)
Net cash provided by financing activities	705,750	521,112

Net increase (decrease) in cash	(6,829)	19,846

Cash - beginning of period	28,001	8,155
Cash - end of period	$21,172	$28,001

Supplemental disclosures
Interest paid	$2,000	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Financing costs on funding agreements	$84,445	$-
Debt discount on convertible notes payable	$131,417	$-
Lease, right of use and liability	$160,073	$-
Discount on convertible notes payable	$342,309	$-
Common stock issued in settlement of accrued expenses	$128,000	$-

The accompanying footnotes are an integral part of these financial statements.

BLACKBOXSTOCKS INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At December 31, 2019, the Company had an accumulated deficit of $6,829,907 and for the years ended December 31, 2019 and 2018, the Company incurred net losses of $2,983,438 and $1,151,882, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include the sustained and aggressive marketing of subscriptions for the Blackbox System both domestically and abroad and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Derivative Financial Instruments. FASB ASC Topic 820, Fair Value Measurement requires bifurcation of certain embedded derivative instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s notes payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative.

Recently Issued Accounting Pronouncements.

During the years ended December 31, 2019 and 2018, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires all leases that have a term in excess of 12 months be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset value based on the present value of future aggregate payments. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard became effective beginning January 1, 2019 and was adopted on our financial statements. The Company recorded the right-of-use asset for the lease in the amount of $160,073 and the related lease liability. The current liability for the lease is $46,124 and non-current of $66,715 as of December 31, 2019.

Property and Equipment. The Company is engaged in the development of its proprietary Blackbox System technology, an algorithm driven system, through a combination of in-house system analysts and outside firms. The Company’s Blackbox System software for use in China was in development and costs were expensed until the software reached technological feasibility in April 2017 and capitalized until May 15, 2017 when the Blackbox System for use in China was marketable.

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

Earnings or (Loss) Per Share. Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At December 31, 2019 and 2018, the potential dilution would be 5,311,667 and 5,000,000 shares of common stock, respectively, in the event the issued and outstanding shares of Series A Convertible Preferred Stock or other potentially dilutive securities be exercised.

Share-Based Payment. Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share-based payments were issued for the years ended December 31, 2019 and 2018.

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

Other Liabilities. The Company is planning the development of a future product, a complimentary platform that will share similar IP protocol with the current Blackbox System on a subscription basis. The future product has not yet launched. The Company has received advance payments from a new subscriber group in anticipation of the development of this future product. These amounts are deferred until such time as the platform is launched and the services earned. As of December 31, 2019, the Company has received $180,000 from this future subscriber group.

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

Marketing Costs. The Company incurs significant marketing expenses related to the development and expansion of its subscription base to potential users. During the years ended December 31, 2019 and 2018, the Company reported $261,470 and $173,885 for marketing costs, respectively.

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

During the year ended December 31, 2019, the Company issued 30,833 shares of Common Stock at a cash price of $3.00 per share for a total of $92,500 and 3,333 shares of Common Stock for an aggregate cash price of $6,500 for subscriptions received during the year ended December 31, 2018.

During the year ended December 31, 2019 the Company issued 3,334 shares of Common Stock for an aggregate cash price of $10,000 for subscriptions received during the year ended December 31, 2018.

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

On November 27, 2019 the Company sold 25,000 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 12,500 of shares of Common Stock at an exercise price of $1.95 per share, to a third party for aggregate consideration of $48,750.

4. STOCK OPTIONS AND WARRANTS

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.  The fair value cost is computed utilizing the Black-Scholes model and assuming volatility based on U.S. Treasury yield rates for a similar period.  The cost of these warrants was not recognized in the financial statements because they were granted in connection with raising capital for the Company.

When the options or warrants are exercised, the receipt of consideration is an increase in stockholders’ equity.

Concurrently with certain of the securities purchase agreements entered into as described in Note 3 above, warrants to purchase the Company’s Common Stock were issued to the subscribers. Each warrant is exercisable for a period of five years from the date of the securities purchase agreement at an exercise price of $1.95 per share. The fair value cost at the date of issuance of the warrants was $560,935. There was no warrant activity during the years ended December 31, 2018 and as of December 31, 2019, there are 84,295 warrants outstanding.

	Number of Shares	Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2018	-	-
Issued during 2019	84,295	$1.95
Warrants as of December 31, 2019	84,295	$1.95	4.53

5.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $109,342 to the Company.  As of January 1, 2019 the Company owed Mr. Kepler $36,382 and the Company repaid $155,547 resulting in an overpayment balance of $9,823 at December 31, 2019.

During the year ended December 31, 2019 the Company advanced $1,500 to its VP/Director of Operations and the balance remains outstanding, is unsecured and bears no interest.

During the years ended December 31, 2019 and 2018, the Company engaged the services of Karma Black Box LLC (“Karma”), whose two stockholders became Company stockholders as a result of the Exchange Agreement with Tiger Trade and its stockholders (Note 1), for application development services of the Company’s Blackbox System technology. Karma began operating as EDM Operators (“EDM”) in the last quarter of 2018. During the years ended December 31, 2019 and 2018, Karma/EDM was paid $13,500 and $45,000 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of both December 31, 2019 and 2018, the Company has a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

6. NOTES PAYABLE

In October 2019 third parties advanced $80,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $761 through May 2020. The related note discount of $31,600 is being amortized over the term of the agreements for a total of $11,570 in interest expenses as of December 31, 2019.

On September 13, 2019 a third party advanced $90,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $490, through August 18, 2020. The related note discount of $27,000 is being amortized over the term of the agreement for a total of $8,735 in interest expense as of December 31, 2019.

On April 2, 2019 an additional $19,000 was advanced to be repaid in daily installments of $315.56, through August 8, 2019. The related note discount of $9,400 was amortized over the term of the agreement for a total of $9,400 in interest expense as of December 31, 2019.

On March 29, 2019 a third party advanced $38,755 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments, currently $460, through September 12, 2019. The related note discount of $16,445 was amortized over the term of the agreement for a total of $16,445 in interest expense as of December 31, 2019.

On February 19, 2019 a third party advanced $50,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on May 20, 2019. This note and accrued interest of $2,000 was paid in full on June 17, 2019

During the year ended December 31, 2018 third parties advanced a total of $121,821 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $450 and were paid as of September 18, 2019. The related note discounts of $55,190 was amortized over the term of the agreements for a total of $55,190 in interest expense as of December 31, 2019.

On June 26, 2018 the Company entered into a note payable with a third party for $8,309 for the purchase of office telecommunication equipment. The note bears interest at the rate of 18% per annum for 36 installments and matures on May 22, 2021.

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and is in default as of December 31, 2019, although the holder has made no demand for settlement of the note.

7.  NOTES PAYABLE, RELATED PARTY

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019.  The note remains unpaid as of December 31, 2019 and is in default; however, no demand for repayment has been made by the holder.  Accrued interest due on the note is $16,680 as of December 31, 2019.

On December 6, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $108,000 to the Company for payment to a third party note holder (Note 6) in exchange for an unsecured promissory note.

8. CONVERTIBLE NOTES PAYABLE

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value up to $550,000, which included an original issue discount of 10% on the investment amount of up to $500,000.  The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matured 180 days from the effective date.  The note provides for a redemption premium of 115% if retired after the 91st day.  The note holder paid the first consideration of $350,000 and no further consideration was remitted within the allowed thirty days.  As the note was not retired on or before the maturity date, the note holder may convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price of $1.95 per share or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the note holder’s election to convert. As of December 31, 2019 the note is in default and the Company recorded a redemption fee of $57,750.  The note included a beneficial conversion feature recorded at inception of $207,308 and the conversion into the Company’s common stock resulted in the recognition of a derivative liability in the amount of $983,870 as of December 31, 2019.

On July 17, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value of $165,000, which included an original issue discount of 10% on the investment amount of $150,000.  The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date.  If the Company prepays the note within 90 days, the Company must pay a cash redemption premium of 110%; if such prepayment is made between the 91st day and the 180th day, then such redemption premium is 115%. Until maturity, the note holder may convert all or a portion of the outstanding principal into shares of Common Stock of the Company at a fixed conversion price equal to $1.95 per share.  If the note is not retired on or before the maturity date, the note holder may convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the note holder’s election to convert. The note included a beneficial conversion feature recorded at inception of $135,000. This note is currently in default and the Company has recognized a derivative liability in the amount of $421,660 as of December 31, 2019.

9. DERIVATIVE LIABILITIES

During the year ended December 31, 2019, notes payable aggregating an initial $550,000 were issued as convertible debt or became convertible and qualified as a derivative liability under FASB ASC 820.  As of December 31, 2019 the aggregate fair value of the outstanding derivative liability using the Black-Scholes option pricing model used the following key assumptions:

Volatility	356.33%
Risk-free interest rate	1.52%
Expected dividends	-
Expected term (in years)	.5

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The following three levels of inputs may be used to measure fair value:

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly and include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The following table presents the Company’s liabilities that were measured and recognized at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3

Balance January 1, 2019	$-	$-	$-
Additions	-	-	1,321,764
Change in fair value	-	-	83,766

Balance December 31, 2019	$-	$-	$1,405,530

10. COMMITMENTS AND CONTINGENCIES

The Company entered into a sublease agreement with G2 effective July 1, 2015 subject to the terms and conditions of the office lease between G2 and Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On August 28, 2017, the Company acquired and was assigned all right, title and interest in the lease from G2. On September 19, 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. On January 1, 2019 the Company adopted ASC 842 requiring this lease to be recorded as an asset and corresponding liability on its balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the years ended December 31, 2019 and 2018 we incurred $54,631 and $60,584, respectively, in office rental expense. Future minimum rental payments under the extended lease for years ending December 31, are:

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

The Company engaged software design consulting services from a vendor for its Blackbox System which the Company found did not meet its standards and entered into negotiations to dispute the services rendered. The entity providing these services sought satisfaction through a complaint with the State of California for the disputed amount and a judgement in favor of the plaintiff/vendor was granted in the amount of $29,523. This amount represents $24,920 for the disputed services, interest of $2,200 and legal costs of $2,403. The Company is optimistic that a negotiated settlement of the judgement may be reached. The aggregate of the judgement of $29,523 is included in accounts payable as of December 31, 2019.

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

11.     INCOME TAXES

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

During the years ended December 31, 2019 and 2018, a reconciliation of income tax expense at the statutory rate of 21 % to income tax expense at the Company’s effective tax rate is as follows:

	2019	2018
Income tax benefit at statutory rate	$627,000	$242,000
Permanent differences	(21,000)	(3,000)
Change in valuation allowance	(606,000)	(239,000)
Provision for federal income taxes	$-	$-

At December 31, 2019, the Company had approximately $5,242,731, of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carryforward have been fully offset by a valuation allowance. These losses may be used to offset future taxable income and, if not fully utilized, expire in the year 2038.

12. SUBSEQUENT EVENTS

On January 27, 2020 a third party advanced $150,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $1,035, through November 3, 2020. The related note discount of $57,000 will be amortized over the term of the agreement. A portion of the proceeds of this financing settled the balance of approximately $39,000 of previous funding from the third party with an original due date of May 28, 2020.

The Company issued 50,000 shares of its common stock at a value of $1.95 on January 27, 2020 to a third party in conjunction with the financing arrangement on January 27, 2020.

On February 13, 2020, a creditor of the Company, which provided employee staffing, filed a petition in the State of Texas for satisfaction of services invoiced between the period of June and September 2019 in the aggregate amount of $45,030 for the unpaid invoices, included on accounts payable as of December 31, 2019. The Company has entered into negotiations with the attorney for the creditor and arrangements are being made to establish repayment in instalments to be determined.

On March 13, 2020 a third party advanced $25,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $291.67, through August 31, 2020. The related note discount of $12,500 will be amortized over the term of the agreement.

On March 23, 2020  third parties advanced $75,000 and $25,000 to the Company in exchange for interest bearing Convertible Promissory Notes, bearing interest at 52% per annum, secured by the Company’s assets, with provisions to be converted into the Company’s common stock at $0.60, and will mature on March 25, 2021.