Form 10-Q
period 2020-03-31
BLACKBOXSTOCKS INC.
filed 2020-06-29
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of June 24, 2020 was 7,958,236.

EXPLANATORY NOTE

Blackboxstocks Inc.is filing this Form 10-Q on a delayed basis in accordance with and in reliance upon the order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 7, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order. Consistent with the Company’s statements made in the Form 8-K, the Company has experienced significant disruptions to our business and operations due to circumstances related to the COVID-19 pandemic. In particular, COVID-19 restrictions have limited access to our corporate offices and required our corporate personnel, including our accounting staff and consultants, as well as much of the staff of our independent registered public accounting firm, to work remotely. The restrictions have resulted in limited access to the Company’s financial records and data and disrupted interactions among the personnel involved in the completion of the Form 10-Q, hindering the Company’s ability to gather and vet the information required to prepare and timely file the Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of March 31, 2020 (Unaudited) and December 31, 2019

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$74,970	$21,172
Accounts receivable, net of allowance for doubtful accounts of $68,589 at March 31, 2020 and December 31, 2019, respectively	3,879	5,745
Advances receivable, related parties (Note 5)	1,869	9,823
Total current assets	80,718	36,740

Property and equipment:
Office, computer and related equipment, net of depreciation of $41,584 and $39,526 at March 31, 2020 and December 31, 2019, respectively	7,568	9,626
Domain name, net of amortization of $10,984 and $9,551 at March 31, 2020 and December 31, 2019, respectively	6,208	7,641
Right of use lease, net of amortization of $63,672 and $51,009 at March 31, 2020 and December 31, 2019, respectively	96,461	109,064
Total property and equipment	110,237	126,331

Long term assets:
Prepaid expenses	80,868	80,868
Prepaid expenses, related party (Note 5)	36,700	36,700
Total long term assets	117,568	117,568

Total Assets	$308,523	$280,639

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$639,571	$632,287
Accrued interest	71,000	42,566
Accrued interest, related party	20,320	16,680
Unearned subscriptions	262,091	189,007
Lease liability right of use, current	45,152	46,124
Other liabilities	180,000	180,000
Convertible notes payable, net of discount of $97,808 and $13,859 at March 31, 2020 and December 31, 2019, respectively (Note 8)	634,692	593,891
Notes payable, net of note discount of $72,237 and $38,294 at March 31, 2020 and December 31, 2019, respectively (Note 6)	275,085	218,138
Notes payable, related party (Note 7)	198,000	228,000
Derivative liability	1,122,136	1,405,530
Total current liabilities	3,448,047	3,552,223

Lease liability right of use, long term	55,946	66,715

Commitments and contingencies (Note 10)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 7,958,236 and 7,908,231 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	7,958	7,908
Common stock, subscribed	35,060	35,060
Additional paid in capital	3,543,590	3,443,640
Accumulated deficit	(6,787,078)	(6,829,907)
Total Stockholders' Deficit	(3,195,470)	(3,338,299)

Total Liabilities and Stockholders' Deficit	$308,523	$280,639

Blackboxstocks Inc.

Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	March 31,
	2020	2019
Revenue:
Subscriptions	$411,801	$219,999
Other revenues	3,450	6,350
Total revenues	415,251	226,349

Cost of operations	207,848	161,318

Gross margin	207,403	65,031

Expenses:
Software development costs	34,331	21,978
General and administrative	400,294	227,885
Depreciation and amortization	3,491	5,233
Total operating expenses	438,116	255,096

Operating loss	(230,713)	(190,065)

Interest expense	33,495	18,438
Convertible note financing	217,776	-
Gain on derivative liability	(601,170)	-
Default expense	24,750	-
Amortization of debt discount	51,607	-

Incomce (loss) before income taxes	42,829	(208,503)

Income taxes	-	-

Net income (loss)	$42,829	$(208,503)

Weighted average number of common
shares outstanding - basic	7,942,846	7,690,898
shares outstanding - fully diluted	13,549,819

Net income (loss) per share - basic	$0.01	$(0.03)
Net income per share - fully diluted	$0.00

Blackboxstocks Inc.

Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2020 (Unaudited) and the Year Eneded December 31, 2019

							Common	Additional
	Series A Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance at December 31, 2018	5,000,000	$5,000	-	$-	7,678,047	$7,678	$144,060	$2,543,264	$(3,846,469)	$(1,146,467)

Issuance of shares for cash	-	-	-	-	27,500	27	(79,000)	78,973	-	-

Common stock shares, subscribed	-	-	-	-	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	-	-	-	-	(208,503)	(208,503)

Balance at March 31, 2019	5,000,000	$5,000	-	$-	7,705,547	$7,705	$75,060	$2,622,237	$(4,054,972)	$(1,344,970)

Balance at December 31, 2019	5,000,000	$5,000	-	$-	7,908,231	$7,908	$35,060	$3,443,640	$(6,829,907)	$(3,338,299)

Issuance of shares in settlement of expenses	-	-	-	-	50,005	50	-	99,950	-	100,000

Net income	-	-	-	-	-	-	-	-	42,829	42,829

Balance at March 31, 2020	5,000,000	$5,000	-	$-	7,958,236	$7,958	$35,060	$3,543,590	$(6,787,078)	$(3,195,470)

Blackboxstocks Inc.

Statements of Cash Flows

For the Threee Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net income (loss)	$42,829	$(208,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,491	5,233
Allowance for doubtful accounts	-	-
Amortization of note discount	51,607	10,396
Shares issued in settlement of financing costs	100,000	-
Expenses paid by lendor	6,133	-
Convertible note financing	217,776
Change in fair value of derivative liability	(601,170)	-
Convertible note default expense	24,750
Changes in operating assets and liabilities:
Accounts receivable	1,866	(2,999)
Accounts payable	7,284	78,854
Accrued interest	28,434	3,666
Accrued interest, related party	3,640	3,600
Unearned subscriptions	73,084	4,659
Net cash used in operating activities	(40,276)	(105,094)

Cash flows from financing activities
Common stock subscribed	-	10,000
Proceeds from notes payable	127,100	88,755
Proceeds from convertible notes payable	100,000	-
Repayment of notes payable	(110,980)	(29,855)
Repayment of notes payable, related parties	(27,046)
Cash advances from related parties	5,000	61,430
Cash repayments to related parties	-	(28,587)
Net cash provided by financing activities	94,074	101,743

Net increase (decrease) in cash	53,798	(3,351)

Cash - beginning of period	21,172	28,001
Cash - end of period	$74,970	$24,650

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Repayment of note in exchange for note payable	$(39,370)	$-
Repayment of note payable, related party in exchange for advances	$2,954	$-
Lease, right of use and liability	$-	$160,073
Discount on notes payable	$69,500	$16,445

Blackboxstocks Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2020 and 2019

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At March 31, 2020, the Company had an accumulated deficit of $6,787,078 and for the three months ended March 31, 2020 and 2019 the Company incurred net income of $42,829 and a net loss of $208,503, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include the sustained and aggressive marketing of subscriptions for the Blackbox System both domestically and abroad and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

2. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with GAAP. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with the rules and regulation of the SEC have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2019.

Use of Estimates - The Company’s financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Cash - Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less.

Recently Issued Accounting Pronouncements - During the three months ended March 31, 2020 and 2019, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires all leases that have a term in excess of 12 months be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset value based on the present value of future aggregate payments. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard became effective beginning January 1, 2019 and was adopted on our financial statements. The Company recorded the right-of-use asset for the lease in the amount of $160,073 and the related lease liability. The current liability for the lease is $45,152 and non-current of $55,946 as of March 31, 2020.

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. At March 31, 2019 the potential dilution would be 5,000,000 shares of common stock, respectively, in the event the issued and outstanding shares of Series A Convertible Preferred Stock or other potentially dilutive securities are exercised.

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

Marketing Costs - The Company incurs significant marketing expenses related to the development and expansion of its subscription base to potential users. During the three months ended March 31, 2020 and 2019, the Company reported $88,344 and $69,339 for marketing costs, respectively.

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

On January 28, 2020 the Company issued 50,000 shares of its common stock at a value of $2.00 to a third party in conjunction with the financing arrangement on January 27, 2020.

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

Concurrently with certain of the securities purchase agreements entered into as described in Note 3 above, warrants to purchase the Company’s Common Stock were issued to the subscribers. Each warrant is exercisable for a period of five years from the date of the securities purchase agreement at an exercise price of $1.95 per share. The fair value cost at the date of issuance of the warrants was $560,935. There was no warrant activity during the three months ended March 31, 2020 and as of March 31, 2020, there are 84,295 warrants outstanding.

	Number of Shares	Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2018	-	-
Issued during 2019	84,295	$1.95
Warrants as of December 31, 2019	84,295	$1.95	4.53
Issued during 2020	-	-
Warrants as of March 31, 2020	84,295	$1.95	4.28

5.  Related Party Transactions

As of January 1, 2020 the Company was owed $9,823 from Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. During the three months ended March 31, 2020 Mr. Kepler repaid $5,000 and agreed to offset $2,954 of the advances as partial settlement of the note payable to him (Note 7). The resulting balance of $1,869 is owed to the Company, is unsecured and bears no interest.

During the year ended December 31, 2019 the Company advanced $1,500 to its VP/Director of Operations and the balance remains outstanding, is unsecured and bears no interest.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of both March 31, 2020 and 2019 the Company has a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

6. Notes Payable

On March 13, 2020 a third party advanced $25,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $291.67, through August 31, 2020. The related note discount of $12,500 is being amortized over the term of the agreement for a total of $1,316 in interest expense as of March 31, 2020.

On January 27, 2020 a third party advanced $207,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $1,035, through November 3, 2020. The related note discount of $57,000 is being amortized over the term of the agreement for a total of $13,092 in interest expense as of March 31, 2020. A portion of the proceeds of this financing settled the balance of approximately $39,000 of previous funding from the third party with an original due date of May 28, 2020.

In October 2019 third parties advanced $80,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $761 through May 2020. Approximately $39,000 of this funding was settled with proceeds of the January 27, 2020 financing described in the preceding paragraph. The related note discount of $31,600 is being amortized over the term of the agreements for a total of $25,493 in interest expenses as of March 31, 2020.

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and is in default as of March 31, 2020.

7. Notes Payable, Related Party

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of December 31, 2019 and is in default; however, no demand for repayment has been made by the holder. Accrued interest due on the note is $16,680 as of March 31, 2020.

On December 6, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $108,000 to the Company for payment to a third party note holder (Note 6) in exchange for an unsecured promissory note. During the three months ended March 31, 2020 the Company repaid $27,046 in principal and Mr. Kepler agreed to offset previous cash advances to him of $2,954 as additional repayment of the note, reducing the balance due as of March 31, 2020 to $78,000.

8. Convertible Notes Payable

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value up to $550,000, which included an original issue discount of 10% on the investment amount of up to $500,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matured 180 days from the effective date. The note provides for a redemption premium of 115% if retired after the 91st day. The note holder paid the first consideration of $350,000 and no further consideration was remitted within the allowed thirty days. As the note was not retired on or before the maturity date, the note holder may convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price of $1.95 per share or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the note holder’s election to convert. As of March 31, 2020 the note is in default and the Company recorded a redemption fee of $57,750. The note included a beneficial conversion feature recorded at inception of $207,308 and the conversion into the Company’s common stock resulted in the recognition of a derivative liability in the amount of $563,466 as of March 31, 2020.

On July 17, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value of $165,000, which included an original issue discount of 10% on the investment amount of $150,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. If the Company prepays the note within 90 days, the Company must pay a cash redemption premium of 110%; if such prepayment is made between the 91st day and the 180th day, then such redemption premium is 115%. Until maturity, the note holder may convert all or a portion of the outstanding principal into shares of Common Stock of the Company at a fixed conversion price equal to $1.95 per share. If the note is not retired on or before the maturity date, the note holder may convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the note holder’s election to convert. The note included a beneficial conversion feature recorded at inception of $135,000. This note is currently in default and the Company has recognized a derivative liability in the amount of $ 241,486 as of March 31, 2020.

On March 23, 2020 third parties advanced $75,000 and $25,000 to the Company in exchange for interest bearing Convertible Promissory Notes, bearing interest at 52% per annum to be paid monthly in arrears beginning April 30, 2020, and secured by the Company’s assets, with provisions to be converted into the Company’s common stock at $0.60, and maturing on March 25, 2021.

9. Derivative Liabilities

During the year ended December 31, 2019, notes payable aggregating an initial $550,000 were issued as convertible debt or became convertible and qualified as a derivative liability under FASB ASC 820. As of March 31, 2020 the aggregate fair value of the outstanding derivative liability using the Black-Scholes option pricing model used the following key assumptions:

Volatility	349.69%
Risk-free interest rate	0.15%
Expected dividends	-
Expected term (in years)	.5

Additional notes payable in the principal amount of $100,000 were issued as convertible debt and qualified as derivative liabilities. As of March 31, 2020 the aggregate fair value of the outstanding derivative liability for these notes using the Black-Scholes option pricing model used the following key assumptions:

Volatility	211.66%
Risk-free interest rate	0.17%
Expected dividends	-
Expected term (in years)	1

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

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The following table presents the Company’s liabilities that were measured and recognized at fair value as of March 31, 2020:

	Level 1	Level 2	Level 3
Balance January 1, 2019	-	-	-
Additions	-	-	$1,321,764
Change in Fair Value	-	-	83,766
Balance at December 31, 2019	$-	$-	$1,405,530
Additions	-	-	317,776
Change in Fair Value	-	-	(601,170)
Balance at March 31, 2020	$-	$-	$1,122,136

10. Commitments and Contingencies

On February 13, 2020, a creditor of the Company, which provided employee staffing, filed a petition in the State of Texas for satisfaction of services invoiced between the period of June and September 2019 in the aggregate amount of $45,030, included in accounts payable as of March 31, 2020, for the unpaid invoices. The Company has entered into negotiations with the attorney for the creditor and arrangements are being made to establish repayment in instalments to be determined.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

11. Subsequent Events

On June 23, 2020 the Company amended notes with third parties, originally dated March 23, 2020, changing the provision for conversion into the Company’s common stock from $0.60 to $1.95. Additional consideration for the amended and restated notes provides the issuance of warrants for the purchase of up to 115,385 shares of common stock at a price of $0.01 to be exercised at any time until the maturity date of the notes. In the event the notes are not converted prior to the maturity date, the Company has the right to repurchase one warrant share for each $0.8666 of unconverted principal. The derivative liability recognized at March 23, 2020 for these notes totaled $317,776 and the amended conversion price will result in a reduction in the derivative liablity on June 23, 2020 of $236,045.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At March 31, 2020, the Company had an accumulated deficit of $6,787,078 and for the three months ended March 31, 2020, reported net income of $42,829, as compared to a net loss of $208,503 for the same period in 2019. Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.

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

At March 31, 2020, the Company had a cash balance of $74,970 and a working capital deficit of $3,367,329 as compared to a cash balance of $24,650 and a working capital deficit of $1,418,223 at March 31, 2019. As discussed below, during the three months ended March 31, 2020 we raised $100,000 in net proceeds to the Company from the sale of two convertible promissory notes and $232,000 in net proceeds to the Company from other quasi-factoring debt financing. Such cash amount is not sufficient to fund our plans of operation. As such, we will need to raise additional funds to carry out our plans of operation and fund our ongoing operational expenses including the marketing of our Blackbox System. We expect that costs and expenses necessary to implement our planned marketing operations over the next 12 months will be between $1 Million to $2 Million. Additional funding is expected to be generated through equity financing from the sale of our Common Stock and/or the incurrence of debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock or debt to fund our plans of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Sale of Convertible Promissory Notes

On March 23, 2020 two lenders advanced an aggregate of $100,000 to the Company in exchange for Convertible Promissory Notes, bearing interest at 52% per annum to be paid monthly in arrears beginning April 30, 2020, and secured by the Company’s assets, which are convertible into the Company’s Common Stock at a price of $0.60 per share, and maturing on March 25, 2021. On June 23, 2020 the notes were amended to adjust the conversion price from $0.60 to $1.95. The amendment also provided for the issuance of warrants for the purchase of Company Common Stock to be exercised at any time until the maturity date of the notes. The warrants provide for purchase of up to 115,385 shares at $0.01 per share of Common Stock in the aggregate. In the event that the Convertible Promissory Notes are not converted before maturity, the Company retains a call right to repurchase one share of Common Stock for each $0.8666 of unconverted principal at a price of $0.01.

Other Debt Financing

On March 13, 2020 a third party advanced $25,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $291.67, through August 31, 2020. The related note discount of $12,500 is being amortized over the term of the agreement for a total of $1,316 in interest expense as of March 31, 2020.

On January 27, 2020 a third party advanced $207,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $1,035, through November 3, 2020. The related note discount of $57,000 is being amortized over the term of the agreement for a total of $13,092 in interest expense as of March 31, 2020.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020 and 2019, the Company’s revenue totaled $415,251 and $226,349, respectively, for which our respective costs of revenues totaled $207,848 and $161,318. The $188,902 increase in revenue resulted from an expanded subscription base for monthly revenues. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $81,691 for the three months ended March 31, 2020. Other costs of operations included subscriber referral program payments of $37,496 and customer retention payments of approximately $69,528 to certain select online program moderators, on-boarders and educator partners.

For the three months ended March 31, 2020, the Company had operating expenses totaling $438,116 compared to $255,096 for the same period in 2019, an increase of $183,020. This change is primarily a result of an increase in general and administrative expenses from $227,885 for the three months ended March 31, 2019 compared to $400,294 for the three months ended March 31, 2020.  The increase in general and administrative expenses of $172,409 was due to increases in financing expenses of $106,030; advertising expense of $19,005; professional and outside consulting services of $17,334; rent expense of $5,997; general administrative expenses of $1,934; salary and related $18,316; and computer and internet expenses of $3,793. Software development costs also increased approximately $12,353. We also recorded depreciation and amortization expense of $3,491 for the three months ended March 31, 2020 compared to $5,233 for the three months ended March 31, 2019.

Off Balance Sheet Arrangements

As of March 31, 2020, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2020, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2020 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 13, 2020, Creative Circle LLC, a creditor of the Company, which provided employee staffing, filed a petition in the State of Texas for satisfaction of services invoiced between the period of June and September 2019 in the aggregate amount of $45,030, for unpaid invoices. A default judgement was entered against the Company on April 9, 2020 and the Company has made arrangements to pay the judgment amount in installments.

Item 1A.  Risk Factors

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item. However, in light of recent developments relating to the COVID-19 global pandemic, the Company is supplementing “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 to present the following risk factor in compliance with the order issued by the SEC under Section 36 of the Exchange Act, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465:

The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The World Health Organization has declared the outbreak of COVID-19, or coronavirus, which began in December 2019, a pandemic and the U.S. federal government has declared it a national emergency. Our business and operations could be materially and adversely affected by the effects of COVID-19. The global spread of COVID-19 has already created significant volatility, uncertainty and economic disruption in the markets in which we operate. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to mitigate its spread, including implementing travel restrictions and closing factories, schools, public buildings, and businesses. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business.

As the result of current restrictions put in place to address COVID-19, we have limited access to our corporate offices, cannot efficiently and fully access our data and records, and our corporate staff is required to work remotely, disrupting interactions among our staff, with our customers and suppliers, and with our accountants, consultants and advisors. The extent to which our results continue to be affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our services, particularly as result of our employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2020 two lenders advanced an aggregate of $100,000 to the Company in exchange for Convertible Promissory Notes, bearing interest at 52% per annum to be paid monthly in arrears beginning April 30, 2020, and secured by the Company’s assets, which are convertible into the Company’s Common Stock at a price of $0.60 per share, and maturing on March 25, 2021. On June 23, 2020 the notes were amended to adjust the conversion price from $0.60 to $1.95. The amendment also provided for the issuance of warrants for the purchase of Company Common Stock to be exercised at any time until the maturity date of the notes. The warrants provide for purchase of up to 115,385 shares at $0.01 per share of Common Stock in the aggregate. In the event that the Convertible Promissory Notes are not converted before maturity, the Company retains a call right to repurchase one share of Common Stock for each $0.8666 of unconverted principal at a price of $0.01.

The Convertible Promissory Notes and Warrants described above were privately offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act. The Company reasonably believed that each of the purchasers of such securities had access to information concerning its operations and financial condition, were acquiring the securities for their own account and not with a view to the distribution thereof, and each investor qualified as an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no "general solicitation" was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the documentation representing the securities bear legends and/or non-transfer provisions to that effect.

All of the Company’s other sales of unregistered securities during the period covered by the Report have been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and/or current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and is in default as of March 31, 2020, although the holder has made no demand for settlement of the note.

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of March 31, 2020; however, no demand for repayment has been made by the holder.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Othe Information

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

June 29, 2020	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith