Form 10-Q
period 2020-06-30
BLACKBOXSTOCKS INC.
filed 2020-08-14
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of August 7, 2020 was 8,124,903.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of June 30, 2020 (Unaudited) and December 31, 2019

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$159,106	$21,172
Accounts receivable, net of allowance for doubtful accounts of $68,589 at June 30, 2020 and December 31, 2019, respectively	13,400	5,745
Total current assets	172,506	26,917
Property and equipment:
Office, computer and related equipment, net of depreciation of $43,489 and $39,526 at June 30, 2020 and December 31, 2019, respectively	5,663	9,626
Domain name, net of amortization of $12,417 and $9,551 at June 30, 2020 and December 31, 2019, respectively	4,776	7,641
Right of use lease, net of amortization of $75,683 and $51,009 at June 30, 2020 and December 31, 2019, respectively	84,450	109,064
Total property and equipment	94,889	126,331

Long term assets:
Advances receivable, related parties (Note 5)	-	9,823
Prepaid expenses	80,868	80,868
Prepaid expenses, related party (Note 5)	36,700	36,700
Total long term assets	117,568	127,391

Total Assets	$384,963	$280,639

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$654,801	$632,287
Accrued interest	112,203	42,566
Accrued interest, related party	23,960	16,680
Unearned subscriptions	349,459	189,007
Lease liability right of use, current	43,927	46,124
Other liabilities	180,000	180,000
Convertible notes payable, net of discount of $72,877 and $13,859 at June 30, 2020 and December 31, 2019, respectively (Note 8)	659,623	593,891
Notes payable, net of note discount of $33,923 and $38,294 at June 30, 2020 and December 31, 2019, respectively (Note 6)	321,540	218,138
Notes payable, related party (Note 7)	144,931	228,000
Derivative liability	567,821	1,405,530
Total current liabilities	3,058,265	3,552,223

Lease liability right of use, long term	45,647	66,715

Commitments and contingencies (Note 10)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 7,958,236 and 7,908,231 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7,958	7,908
Common stock, subscribed	35,060	35,060
Additional paid in capital	3,826,283	3,443,640
Accumulated deficit	(6,593,250)	(6,829,907)
Total Stockholders' Deficit	(2,718,949)	(3,338,299)

Total Liabilities and Stockholders' Deficit	$384,963	$280,639

Blackboxstocks Inc.

Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019
Revenue:
Subscriptions	$801,048	$245,613	$1,212,849	$465,612
Other revenues	7,800	8,195	11,250	14,545
Total revenues	808,848	253,808	1,224,099	480,157

Cost of operations	297,605	169,008	505,453	330,326

Gross margin	511,243	84,800	718,646	149,831

Expenses:
Software development costs	57,914	53,371	92,245	75,349
General and administrative	403,275	357,867	803,569	585,752
Depreciation and amortization	3,337	4,699	6,828	9,932
Total operating expenses	464,526	415,937	902,642	671,033

Operating income (loss)	46,717	(331,137)	(183,996)	(521,202)

Interest expense	61,265	38,267	94,760	56,705
Convertible note financing	282,693	-	500,469	-
Gain on derivative liability	(554,315)	-	(1,155,485)	-
Default expense	-	-	24,750	-
Amortization of debt discount	63,246	70,375	114,853	70,375

Incomce (loss) before income taxes	193,828	(439,779)	236,657	(648,282)

Income taxes	-	-	-	-

Net income (loss)	$193,828	$(439,779)	$236,657	$(648,282)

Weighted average number of common
shares outstanding - basic	7,958,231	7,709,067	7,950,539	7,657,651
shares outstanding - fully diluted	13,450,090		7,950,539

Net income (loss) per share - basic	$0.02	$(0.06)	$0.03	$(0.08)
Net income per share - fully diluted	$0.00	$(0.06)	$0.03	$(0.08)

Blackboxstocks Inc.

Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

							Common	Additional
	Series A Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance at December 31, 2018	5,000,000	$5,000	-	$-	7,678,047	$7,678	$144,060	$2,543,264	$(3,846,469)	$(1,146,467)

Issuance of shares for cash	-	-	-	-	37,504	38	(99,000)	108,962	-	10,000

Common stock shares, subscribed	-	-	-	-	-	-	261,197	-	-	261,197

Imputed discount on convertible notes payable (Note 8)	-	-	-	-	-	-	-	288,726	-	288,726

Net loss	-	-	-	-	-	-	-	-	(648,282)	(648,282)

Balance at June 30, 2019	5,000,000	$5,000	-	$-	7,715,551	$7,716	$306,257	$2,940,952	$(4,494,751)	$(1,234,826)

Balance at December 31, 2019	5,000,000	$5,000	-	$-	7,908,231	$7,908	$35,060	$3,443,640	$(6,829,907)	$(3,338,299)

Issuance of shares in settlement of expenses	-	-	-	-	50,005	50	-	99,950	-	100,000

Warrants issued for amendment of convertible notes payable	-	-	-	-	-	-	-	282,693	-	282,693

Net income	-	-	-	-	-	-	-	-	236,657	236,657

Balance at June 30, 2020	5,000,000	$5,000	-	$-	7,958,236	$7,958	$35,060	$3,826,283	$(6,593,250)	$(2,718,949)

Blackboxstocks Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net income (loss)	$236,657	$(648,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	6,828	9,932
Allowance for doubtful accounts	-	-
Amortization of note discount	114,853	104,529
Shares issued in settlement of financing costs	100,000	-
Expenses paid by lender	6,030	-
Convertible note financing	500,469	-
Change in fair value of derivative liability	(1,155,485)	-
Convertible note default expense	24,750
Financing cost	-	26,275
Lease expense	1,350	-
Changes in operating assets and liabilities:
Accounts receivable	(7,655)	(5,257)
Accounts payable	22,514	49,207
Accrued interest	69,637	9,455
Accrued interest, related party	7,280	7,240
Unearned subscriptions	160,452	(9,336)
Net cash provided by (used in) operating activities	87,680	(456,237)

Cash flows from investing activities
Cash advances to related parties	-	(89,832)
Cash repayments from related parties	5,000	67,642
Purchases of property and equipment	-	(1,587)
Net cash used in investing activities	5,000	(23,777)

Cash flows from financing activities
Common stock issued for cash	-	10,000
Common stock subscribed	-	261,197
Proceeds from notes payable	127,100	107,755
Proceeds from convertible notes payable	100,000	323,726
Proceeds from Payroll Protection Program	130,200	-
Repayment of notes payable	(233,800)	(158,883)
Repayment of notes payable, related parties	(78,246)	-
Net cash provided by financing activities	45,254	543,795

Net increase in cash	137,934	63,781

Cash - beginning of period	21,172	28,001
Cash - end of period	$159,106	$91,782

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Repayment of note in exchange for note payable	$(39,370)	$-
Discount on notes payable	$-	$25,845
Lease, right of use and liability	$-	$160,073
Discount on notes payable	$69,500	$16,445
Discount on convertible notes payable	$-	$323,725
Repayment of note payable, related party in exchange for advances	$4,823	$-

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2020 and 2019

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

The Company changed its name to Blackboxstocks, Inc. and began operating as a financial technology and social media platform in March 2016. The platform offers real-time proprietary analytics and news for stock and options traders of all levels.  The Company's web-based software employs "predictive technology" enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option.  The software continuously scans the NASDAQ, New York Stock Exchange, CBOE, and other options markets, analyzing over 8,000 stocks and up to 900,000 options contracts multiple times per second.  The Company also provides users with a fully interactive social media platform that is integrated into our dashboard, enabling users to exchange information and ideas quickly and efficiently through a common network.  The Company also recently introduced a live audio/video feature that allows members to broadcast on their own channels to share trade strategies and market insight within the community.  The platform was initially made available to subscribers in September 2016.  Subscriptions for the use of the platform are sold on monthly and/or annual subscription basis to individual consumers through the Company website at http://www.blackboxstocks.com.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At June 30, 2020, the Company had an accumulated deficit of $6,593,250 and for the six months ended June 30, 2020 and 2019 the Company incurred net income of $236,657 and a net loss of $648,282, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include the sustained and aggressive marketing of subscriptions for the Blackbox System both domestically and abroad and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

2. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with GAAP. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature unless otherwise indicated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with the rules and regulation of the SEC have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2020. These financial statements should be read in conjunction with the Company’s audited financial statements filed in its Form 10-K for the year ended December 31, 2019.

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

Recently Issued Accounting Pronouncements - During the six months ended June 30, 2020 and 2019, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires all leases that have a term in excess of 12 months be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset value based on the present value of future aggregate payments. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard became effective beginning January 1, 2019 and was adopted on our financial statements. The Company recorded the right-of-use asset for the lease in the amount of $160,073 and the related lease liability. The current liability for the lease is $43,927 and non-current of $45,647 as of June 30, 2020.

Earnings or (Loss) Per Share - Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements for period of loss.

Revenue Recognition - Revenue is recognized from the sale of subscriptions for the use of the Blackbox System web application, on a monthly or annual basis. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. The performance obligation by the Company is in exchange for the monthly subscription fee, the subscriber is allowed access to the Blackbox System on the website for the calendar month. The Company launched its Blackbox System web application and began generating subscription sales revenues during the quarter ended September 30, 2016. Revenue related to annual subscriptions is recognized each month with unearned subscriptions reflected as a current liability.

Marketing Costs - The Company incurs significant marketing expenses related to the development and expansion of its subscription base to potential users. During the six months ended June 30, 2020 and 2019, the Company reported $231,076 and $138,750 for marketing costs, respectively.

3.   Stockholders’ Deficit

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock do not accumulate dividends, have no liquidation preferences and are convertible into shares of Common Stock on a one-for-one basis. Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company’s Common Stock. All shares are held by Gust C. Kepler, Director, CFO and President.

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

Concurrently with certain securities purchase agreements entered into , warrants to purchase the Company’s Common Stock were issued to the subscribers. Each warrant is exercisable for a period of five years from the date of the securities purchase agreement at an exercise price of $1.95 per share. The fair value cost at the date of issuance of the warrants was $560,935. In conjunction with the issuance of convertible notes payable as described in Note 8, warrants exercisable for a five year period were issued at an exercise price of $0.01 per share. As of June 30, 2020, there are 199,680 warrants outstanding.

	Number of Shares	Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2018	-	-
Issued during 2019	84,295	$1.95
Warrants as of December 31, 2019	84,295	$1.95	4.53
Issued during 2020	115,385	$0.01
Warrants as of June 30, 2020	199,680	$0.52	4.33

5.  Related Party Transactions

As of January 1, 2020 the Company was owed $9,823 from Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. During the six months ended June 30, 2020 Mr. Kepler repaid $5,000 and agreed to offset $4,823 of the advances as partial settlement of the note payable to him (Note 7).

During the year ended December 31, 2019 the Company advanced $1,500 to its VP/Director of Operations and the balance remains outstanding, is unsecured and bears no interest.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of both June 30, 2020 and 2019 the Company has a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

6. Notes Payable

On March 13, 2020 a third party advanced $35,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $291.67, through August 31, 2020. The related note discount of $12,500 is being amortized over the term of the agreement for a total of $7,968 in interest expense as of June 30, 2020.

On January 27, 2020 a third party advanced $207,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $1,035, through November 3, 2020. The related note discount of $57,000 is being amortized over the term of the agreement for a total of $31,420 in interest expense as of June 30, 2020. A portion of the proceeds of this financing settled the balance of approximately $39,000 of previous funding from the third party with an original due date of May 28, 2020.

In October 2019 third parties advanced $80,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $761 through May 2020. Approximately $39,000 of this funding was settled with proceeds of the January 27, 2020 financing described in the preceding paragraph. The related note discount of $31,600 has been fully amortized over the term of the agreements in interest expenses as of June 30, 2020.

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and is in default as of June 30, 2020.

7. Notes Payable, Related Party

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of June 30, 2020 and is in default; however, no demand for repayment has been made by the holder. Accrued interest due on the note is $23,960 as of June 30, 2020.

On December 6, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $108,000 to the Company for payment to a third party note holder (Note 6) in exchange for an unsecured promissory note. During the six months ended June 30, 2020 the Company repaid $78,246 in principal and Mr. Kepler agreed to offset previous cash advances of $4,823 to him as additional repayment of the note, reducing the balance due as of June 30, 2020 to $24,931.

8. Convertible Notes Payable

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value up to $550,000, which included an original issue discount of 10% on the investment amount of up to $500,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matured 180 days from the effective date. The note provides for a redemption premium of 115% if retired after the 91st day. The noteholder paid the first consideration of $350,000 and no further consideration was remitted within the allowed thirty days. As the note was not retired on or before the maturity date, the noteholder was entitled to convert a portion or all the outstanding principal into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price of $1.95 per share or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the noteholder’s election to convert. As of June 30, 2020 the note is in default and the Company recorded a redemption fee of $57,750. The note included a conversion feature recorded at inception of $207,308 and the conversion into the Company’s common stock resulted in the recognition of a derivative liability in the amount of $365,445 as of June 30, 2020.

On July 17, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value of $165,000, which included an original issue discount of 10% on the investment amount of $150,000. The note specifies that the noteholder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. The note provides for a redemption premium of 115% if retired after the 91st day. Until maturity, the note holder may convert all or a portion of the outstanding principal into shares of Common Stock of the Company at a fixed conversion price equal to $1.95 per share. If the note is not retired on or before the maturity date, the noteholder was entitled to convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the noteholder’s election to convert. The note included a conversion feature recorded at inception of $135,000. This note is currently in default and the Company has recognized a derivative liability in the amount of $156,620 as of June 30, 2020.

On March 23, 2020 third parties advanced $75,000 and $25,000 to the Company in exchange for Convertible Promissory Notes, bearing interest at 52% per annum to be paid monthly in arrears beginning April 30, 2020, secured by the Company’s assets, with rights to convert into the Company’s common stock at $0.60, and maturing on March 25, 2021. On June 23, 2020 the Company amended the notes changing the provision for conversion into the Company’s common stock from $0.60 to $1.95. Additional consideration for the amended and restated notes included the issuance of warrants for the purchase of up to 115,385 shares of common stock at a price of $0.01 to be exercised at any time until the maturity date of the notes. In the event the notes are not converted prior to the maturity date, the Company has the right to repurchase one warrant share for each $0.8666 of unconverted principal. The Company recognized a derivative liability in the amount of $45,756 as of June 30, 2020.

9. Derivative Liabilities

During the year ended December 31, 2019, notes payable aggregating $550,000 were issued as convertible debt or became convertible and qualified as a derivative liability under FASB ASC 820. As of June 30, 2020 the aggregate fair value of the outstanding derivative liability using the Black-Scholes option pricing model used the following key assumptions:

Volatility	99.00%
Risk-free interest rate	0.18%
Expected dividends	-
Expected term (in years)	.5

Additional notes payable in the principal amount of $100,000 were issued as convertible debt and qualified as derivative liabilities. As of June 30, 2020 the aggregate fair value of the outstanding derivative liability for these notes using the Black-Scholes option pricing model used the following key assumptions:

Volatility	81.00%
Risk-free interest rate	0.17%
Expected dividends	-
Expected term (in years)	1

The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

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

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The following table presents the Company’s liabilities that were measured and recognized at fair value as of June 30, 2020:

	Level 1	Level 2	Level 3
Balance January 1, 2019	-	-	-
Additions	-	-	$1,321,764
Change in Fair Value	-	-	83,766
Balance at December 31, 2019	$-	$-	$1,405,530
Additions	-	-	317,776
Amendments	-	-	(224,066)
Change in Fair Value	-	-	(931,419)
Balance at June 30, 2020	$-	$-	$567,821

10. Commitments and Contingencies

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

11. Subsequent Events

On July 10, 2020, the Company entered into a Forbearance and Note Settlement Agreement (“Agreement”) with third parties holding 8% Fixed Convertible Promissory Notes payable, agreeing to take no further action to avail themselves of the remedies of default defined in the Notes. The Agreement stipulates the Company will remit payment of all accrued interest and principal outstanding beginning on July 20, 2020 for thirteen agreed upon payments and until the note is repaid in full. As additional consideration for the Agreement, the Holders will be issued warrants to purchase up to 360,000 shares of the Company’s common stock at a price of $1.00 per share, beginning January 10, 2021 and expiring on July 10, 2025.  The fair value cost at the date of issuance of the warrants was $795,911.

On July 6, 2020 the holders of warrants issued on June 23, 2020 as additional consideration for amended and restated notes exercised their warrants for the purchase of 115,385 shares of common stock at a price of $0.01.

On July 6, 2020 the Company sold 25,641 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 12,821 shares of Common Stock at an exercise price of $1.95 per share, to a third party, for aggregate consideration of $49,995.  The fair value cost at the date of issuance of the warrant was $26,935.

On July 30, 2020 the Company sold 25,641 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 12,821 shares of Common Stock at an exercise price of $1.95 per share, to a third party, for aggregate consideration of $49,995.  The fair value cost at the date of issuance of the warrant was $26,935.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

Overview

Blackboxstocks, Inc. is a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels. Our web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. Blackbox continuously scans the NASDAQ, New York Stock Exchange, CBOE, and other options markets, analyzing over 8,000 stocks and up to 900,000 options contracts multiple times per second. We provide our users with a fully interactive social media platform that is integrated into our dashboard, enabling our users to exchange information and ideas quickly and efficiently through a common network. We recently introduced a live audio/video feature that allows our members to broadcast on their own channels to share trade strategies and market insight within the Blackbox community.

We launched our platform for domestic use and made it available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At June 30, 2020, the Company had an accumulated deficit of $6,593,250 and for the three and six months ended June 30, 2020, reported net income of $193,828 and $236,657, respectively. By contrast, at June 30, 2019, the Company had an accumulated deficit of $6,829,907 and for the three and six months ended June 30, 2019, incurred net losses of $439,779 and $648,282, respectively. Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Liquidity and Capital Resources

At June 30, 2020, the Company had a cash balance of $159,106 and a working capital deficit of $2,885,759 as compared to a cash balance of $91,782 and a working capital deficit of $1,304,967 at June 30, 2019. Such cash amount is not sufficient to fund our plans of operation. As such, we will need to raise additional funds to carry out our plans of operation and fund our ongoing operational expenses including the marketing of our Blackbox System. We expect that costs and expenses necessary to implement our planned marketing operations over the next 12 months will be between $1 Million to $2 Million. Additional funding is expected to be generated through equity financing from the sale of our Common Stock and/or the incurrence of debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock or debt to fund our plans of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020 and 2019, the Company’s revenue totaled $808,848 and $253,808, respectively, for which our respective costs of revenues totaled $297,605 and $169,008. The $555,435 increase in revenue resulted from growth in our user base which is primarily attributable to a consistent daily advertising spend during the period. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $104,223 for the three months ended June 30, 2020 and an average daily maketing expenditure of approximately $1,313 per day. Other costs of operations included subscriber referral program payments of $55,447, customer retention payments of approximately $79,327 to certain select online program moderators, on-boarders and educator partners and $21,150 for website maintenance.

For the three months ended June 30, 2020 the Company had operating expenses totaling $464,526 compared to $415,937 for the same period in 2019, an increase of $48,589. This change is primarily a result of an increase in general and administrative expenses of $45,408, from $357,867 for the three months ended June 30, 2019 compared to $403,275 for the three months ended June 30, 2020, due in large part to increased marketing expenses. Software development costs also increased slightly by $4,543 as a result of an increase of $12,136 in direct development expense netted with a decrease in data fee expense of $7,593. We also recorded depreciation and amortization expense of $3,337 for the three months ended June 30, 2020 compared to $4,699 for the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

For the six months ended June 30, 2020 and 2019, the Company’s revenue totaled $1,224,099 and $480,157, respectively, for which our respective costs of revenues totaled $505,453 and $330,326. The $743,942 increase in revenue resulted from growth in our user base which is primarily attributable to a consistent daily advertising spend beginning in February 2020. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $185,913 for the six months ended June 30, 2020 and an average daily maketing expenditure of approximately $1,313 per day beginning on February 4, 2020. Other costs of operations included subscriber referral program payments of approximately $92,943, customer retention payment of approximately $148,855 to certain select online program moderators, on-boarders and educator partners, internet and websiste maintenance of $45,818.

For the six months ended June 30, 2020, the Company had operating expenses totaling $902,642 compared to $671,033 for the same period in 2019, an increase of $231,609.  This change is primarily a result of increased costs related to the growth in subscribers and the related revenues. General and administrative expenses increased by $217,817, from $585,752 in the six months ended June 30, 2019 to $803,569 over the same period in 2020 due to an increase in marketing expense of $92,326 for increased advertising campaigns, internet and website costs of $29,985, professional services of $25,245, finance and fund raising activity costs of $34,755 salary and related costs of $33,267, and other administrative expenses of $2,239. The Company also recorded depreciation and amortization expense of $6,828 for the six months ended June 30, 2020 compared to $9,932 for the six months ended June 30, 2019.

Off Balance Sheet Arrangements

As of June 30, 2020, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2020, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2020 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and is in default as of June 30, 2020.

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of March 31, 2020 and is in default; however, no demand for repayment has been made by the holder. Accrued interest due on the note is $23,960 as of June 30, 2020.

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value up to $550,000, which included an original issue discount of 10% on the investment amount of up to $500,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matured 180 days from the effective date. The note provides for a redemption premium of 115% if retired after the 91st day. The noteholder paid the first consideration of $350,000 and no further consideration was remitted within the allowed thirty days. As the note was not retired on or before the maturity date, the noteholder is entitled to convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price of $1.95 per share or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the noteholder’s election to convert. As of June 30, 2020 the note is in default and the Company recorded a redemption fee of $57,750.

On July 17, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value of $165,000, which included an original issue discount of 10% on the investment amount of $150,000. The note specifies that the noteholder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. The note provides for a redemption premium of 115% if retired after the 91st day. Until maturity, the noteholder may convert all or a portion of the outstanding principal into shares of Common Stock of the Company at a fixed conversion price equal to $1.95 per share. If the note is not retired on or before the maturity date, the note holder is entitled to convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the noteholder’s election to convertThis note is currently in default and the Company has recognized a derivative liability in the amount of $156,620 as of June 30, 2020.

On July 10, 2020, the Company entered into a Forbearance and Note Settlement Agreement (“Agreement”) with each of the third parties holding the May 21, 2019 and July 17, 2019 8% Fixed Convertible Promissory Notes payable by the Company, pursuant ot which such holders agreed to take no further action to avail themselves of the remedies of default defined in the notes. The Agreement stipulates the Company will remit payment of all accrued interest and principal outstanding beginning on July 20, 2020 for thirteen agreed upon payments and until the note is repaid in full. As additional consideration for the Agreement, the holders were issued warrants to purchase up to 360,000 shares of the Company’s common stock at a price of $1.00 per share, beginning January 10, 2021 and expiring on July 10, 2025.

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

August 14, 2020	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*      Filed herewith.

**      Furnished herewith