Form 10-Q
period 2020-09-30
BLACKBOXSTOCKS INC.
filed 2020-11-16
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of November 12, 2020 was 8,341,130.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of September 30, 2020 (Unaudited) and December 31, 2019

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$165,477	$21,172
Accounts receivable, net of allowance for doubtful accounts of $68,589 at September 30, 2020 and December 31, 2019, respectively	20,234	5,745
Inventory	14,757	-
Total current assets	200,468	26,917

Property and equipment:
Office, computer and related equipment, net of depreciation of $45,200 and $39,526 at September 30, 2020 and December 31, 2019, respectively	3,952	9,626
Domain name, net of amortization of $13,849 and $9,551 at September 30, 2020 and December 31, 2019, respectively	3,343	7,641
Right of use lease, net of amortization of $86,958 and $51,009 at September 30, 2020 and December 31, 2019, respectively	73,115	109,064
Total property and equipment	80,410	126,331

Long term assets:
Advances receivable, related parties (Note 5)	-	9,823
Prepaid expenses	80,868	80,868
Prepaid expenses, related party (Note 5)	36,700	36,700
Total long term assets	117,568	127,391

Total Assets	$398,446	$280,639

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$581,523	$632,287
Accrued interest	30,665	42,566
Accrued interest, related party	27,640	16,680
Unearned subscriptions	416,741	189,007
Lease liability right of use, current	42,177	46,124
Other liabilities	180,000	180,000
Convertible notes payable, net of discount of $335,512 and $13,859 at September 30, 2020 and December 31, 2019, respectively (Note 6)	383,699	593,891
Notes payable, net of note discount of $7,049 and $38,294 at September 30, 2020 and December 31, 2019, respectively (Note 6)	250,641	218,138
Notes payable, related party (Note 6)	121,509	228,000
Derivative liability	34,999	1,405,530
Total current liabilities	2,069,594	3,552,223

Lease liability right of use, long term	35,798	66,715

Commitments and contingencies (Note 8)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 8,171,187 and 7,908,231 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	8,171	7,908
Common stock, subscribed	35,060	35,060
Additional paid in capital	4,910,784	3,443,640
Accumulated deficit	(6,665,961)	(6,829,907)
Total Stockholders' Deficit	(1,706,946)	(3,338,299)

Total Liabilities and Stockholders' Deficit	$398,446	$280,639

Blackboxstocks Inc.

Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019
Revenue:
Subscriptions	$1,093,245	$289,632	$2,306,094	$755,244
Other revenues	7,050	6,700	18,300	21,245
Merchandise sales	34	-	34	-
Total revenues	1,100,329	296,332	2,324,428	776,489

Cost of operations	288,213	159,216	700,723	438,168

Gross margin	812,116	137,116	1,623,705	338,321

Expenses:
Software development costs	83,705	27,140	175,950	102,489
Selling, general and administrative	466,224	290,713	1,131,661	789,088
Advertising and marketing	173,559	62,549	404,635	201,299
Depreciation and amortization	3,144	4,196	9,972	14,128
Total operating expenses	726,632	384,598	1,722,218	1,107,004

Operating income (loss)	85,484	(247,482)	(98,513)	(768,683)

Interest expense	33,469	37,373	128,229	94,078
Convertible note financing	-	-	500,469	-
Gain on derivative liability	(10,757)	-	(1,166,242)	-
Default expense	-	-	24,750	-
Amortization of debt discount	135,482	223,004	250,335	293,379

Income (loss) before income taxes	(72,710)	(507,859)	163,946	(1,156,140)

Income taxes	-	-	-	-

Net income (loss)	$(72,710)	$(507,859)	$163,946	$(1,156,140)

Weighted average number of common shares outstanding - basic	8,116,112	7,788,008	8,006,006	7,701,581

Net income (loss) per share - basic	$(0.01)	$(0.07)	$0.02	$(0.15)

Blackboxstocks Inc.

Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

							Common	Additional
	Series A Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance at December 31, 2018	5,000,000	$5,000	-	$-	7,678,047	$7,678	$144,060	$2,543,264	$(3,846,469)	$(1,146,467)

Issuance of shares for cash	-	-	-	-	191,354	191	(109,000)	381,356	-	272,547

Issuance of shares in settlement of accrued expenses	-	-	-	-	13,830	14	-	127,986	-	128,000

Imputed discount on convertible notes payable (Note 6)	-	-	-	-	-	-	-	423,726	-	423,726

Net loss	-	-	-	-	-	-	-	-	(1,156,140)	(1,156,140)

Balance at September 30, 2019	5,000,000	$5,000	-	$-	7,883,231	$7,883	$35,060	$3,476,332	$(5,002,609)	$(1,478,334)

Balance at December 31, 2019	5,000,000	$5,000	-	$-	7,908,231	$7,908	$35,060	$3,443,640	$(6,829,907)	$(3,338,299)

Issuance of shares for cash	-	-	-	-	184,617	185	-	135,971	-	136,156

Issuance of shares in settlement of expenses	-	-	-	-	53,339	53	-	106,447	-	106,500

Issuance of shares in exchange for services	-	-	-	-	25,000	25	-	48,725	-	48,750

Convertible note forbearance extinguishment of derivative liability	-	-	-	-	-	-	-	522,065	-	522,065

Warrants issued for amendment of convertible notes payable	-	-	-	-	-	-	-	653,936	-	653,936

Net loss	-	-	-	-	-	-	-	-	163,946	163,946

Balance at September 30, 2020	5,000,000	$5,000	-	$-	8,171,187	$8,171	$35,060	$4,910,784	$(6,665,961)	$(1,706,946)

Blackboxstocks Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net income (loss)	$163,946	$(1,156,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	9,972	14,128
Amortization of note discount	250,335	346,088
Shares issued in settlement of financing costs	100,000	-
Shares issued in settlement of services	55,250	-
Expenses paid by lender	6,030	24,984
Convertible note financing	500,469	-
Change in fair value of derivative liability	(1,166,242)	-
Convertible note default expense	24,750	-
Financing cost	-	26,275
Lease expense	1,086	-
Changes in operating assets and liabilities:
Investments, market testing	-	(12)
Accounts receivable	(14,489)	(40)
Inventory	(14,757)	-
Accounts payable	(50,764)	34,387
Accrued interest	(11,901)	23,143
Accrued interest, related party	10,960	10,920
Unearned subscriptions	227,734	18,343
Net cash provided by (used in) operating activities	92,379	(657,924)

Cash flows from investing activities
Cash advances to related parties	-	(134,673)
Cash repayments from related parties	6,890	93,442
Purchases of property and equipment	-	(1,587)
Net cash used in investing activities	6,890	(42,818)

Cash flows from financing activities
Common stock issued for cash	136,156	272,547
Common stock subscribed	-	-
Proceeds from notes payable	127,100	175,684
Proceeds from convertible notes payable	100,000	473,725
Proceeds from Payroll Protection Program Loan	130,200	-
Repayment of notes payable	(331,573)	(225,214)
Repayment of convertible notes payable	(13,289)	-
Advances from others	-	11,100
Repayment of notes payable, related parties	(103,558)	-
Net cash provided by financing activities	45,036	707,842

Net increase in cash	144,305	7,100

Cash - beginning of period	21,172	28,001
Cash - end of period	$165,477	$35,101

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Repayment of note in exchange for note payable	$(39,370)	$-
Common stock issued in settlement of accrued expenses	$-	$128,000
Lease, right of use and liability	$-	$160,073
Discount on notes payable	$69,500	$52,845
Discount on convertible notes payable	$-	$473,725
Repayment of note payable, related party in exchange for advances	$2,933	$-
Issuance of warrants for forbearance agreements	$371,243	$-

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2020 and 2019

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

The Company changed its name to Blackboxstocks, Inc. and began operating as a financial technology and social media platform in March 2016. The platform offers real-time proprietary analytics and news for stock and options traders of all levels. The Company’s web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. The software continuously scans the NASDAQ, New York Stock Exchange, CBOE, and other options markets, analyzing over 8,000 stocks and up to 900,000 options contracts multiple times per second. The Company also provides users with a fully interactive social media platform that is integrated into our dashboard, enabling users to exchange information and ideas quickly and efficiently through a common network. Recently the Company also introduced a live audio/video feature that allows members to broadcast on their own channels to share trade strategies and market insight within the community. The platform was initially made available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through the Company website at http://www.blackboxstocks.com.

2. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At September 30, 2020, the Company had an accumulated deficit of $6,665,961 and for the nine months ended September 30, 2020 and 2019 the Company incurred net income of $163,946 and a net loss of $1,156,140, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 9, subsequent events, on November 12, 2020 the Company executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC, (“FVP”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company repaid an existing secured note payable in the amount of $100,000 along with accrued interest and certain outstanding trade payables in the amount of $133,880. In addition, the Company granted the Lender a security interest in substantially all of its assets. Excluding transaction costs, the Company will receive net proceeds of approximately $766,000 after repayment of the notes and payables described above. Management believes that this will be sufficient to fund its operations and service its debt for the next twelve months. In addition, management may continue to raise additional debt or equity capital in order to improve liquidity or finance more aggressive growth or development. There can be no assurance that the Company will be able to raise additional capital or on what terms. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Recently Issued Accounting Pronouncements - During the nine months ended September 30, 2020 there were several new accounting pronouncements issued by the FASB. Each of the new pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Reclassification - Affiliate referral expenses totaling $173,999 as of September 30, 2020 have been reclassed from cost of operations to selling, general and administrative expenses on the statement of operations.

3.   Stockholders’ Deficit

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock do not accumulate dividends, have no liquidation preferences and are convertible into shares of Common Stock on a one-for-one basis. Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company’s Common Stock. All shares are held by Gust C. Kepler, Director, Chief Executive Officer, and President and Chief Financial Officers (“Mr. Kepler”).

On January 28, 2020 the Company issued 50,000 shares of its Common Stock at a value of $2.00 to a third party in conjunction with the financing arrangement executed on January 27, 2020 (Note 6).

On July 6, 2020, warrants to purchase 115,385 shares of Common Stock, issued in conjunction with Amended Convertible Promissory Notes, as described in Note 6, were exercised at $0.01 per share for aggregate cash consideration of $1,154.

On August 27, 2020 the Company sold 5,129 shares of Common Stock to a third party for $10,001.

On August 28, 2020 the Company issued 3,334 shares of its Common Stock at a value of $1.95 to a third party in settlement of services provided for marketing and advertising.

On September 25, 2020 the Company issued 25,000 shares of its Common Stock at a value of $1.95 to a third party in conjunction with a consulting services agreement (Note 8).

During the quarter ended September 30, 2020 the Company sold 64,103 shares of Common Stock and Warrants, exercisable for a period of 5 years, to purchase 32,053 shares of Common Stock at an exercise price of $1.95 per share, to third parties for aggregate consideration of $125,000.

4. Stock Options and Warrants

Costs attributable to the issuance of stock options and share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance. The fair value cost is computed utilizing the Black-Scholes model and assuming volatility based on U.S. Treasury yield rates for a similar period. The cost of these warrants was not recognized in the financial statements because they were granted in connection with raising capital for the Company. When the options or warrants are exercised, the receipt of consideration will be reported as an increase in stockholders’ equity.

Concurrently with certain securities purchase agreements entered into, warrants to purchase the Company’s Common Stock were issued to the subscribers. Each warrant is exercisable for a period of five years from the date of the securities purchase agreement at an exercise price of $1.95 per share (Note 3). The fair value cost at the date of issuance of these warrants was $614,805.

In conjunction with the issuance of convertible notes payable as described in Note 6, a warrant for the purchase of up to 115,385 shares of Common Stock exercisable for a one-year period was issued at an exercise price of $0.01 per share and another warrant for the purchase of up to 360,000 shares of Common Stock exercisable for a five-year period was issued at an exercise price of $1.00 per share. During the quarter ended September 30, 2020, the warrants for the purchase of 115,385 shares of Common Stock were exercised at $0.01 and as of September 30, 2020, there are warrants fo the purchase of up to 476,348 shares of Common Stock outstanding.

	Number of Shares	Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2018	-	-
Issued during 2019	84,295	$1.95
Warrants as of December 31, 2019	84,295	$1.95	4.53
Issued during 2020	115,385	$0.01
Issued during 2020	32,053	$1.95
Issued during 2020	360,000	$1.00
Exercised during 2020	(115,385)	$0.01
Warrants as of September 30, 2020	476,348	$0.97	8.57

5.  Related Party Transactions

As of January 1, 2020 the Company was owed $9,823 from Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. During the nine months ended September 30, 2020 Mr. Kepler repaid $6,890 and agreed to offset $2,933 of the advances as partial settlement of the note payable to him (Note 6).

During the year ended December 31, 2019 the Company advanced $1,500 to its VP/Director of Operations and the balance remains outstanding, is unsecured and bears no interest.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of both September 30, 2020 and 2019 the Company has a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

6. Debt

A summary of the Company’s debt at September 30, 2020 and December 31, 2019, by counterparty, is as follows:

			Shares if	Interest		Balance
Origination	Maturity	Convertible	Converted	Rate		9/30/2020	12/31/2019

Noteholder 1
08/08/2018	11/20/2018	No	-	12%	a	$100,000	$100,000

Noteholder 2
09/13/2019	08/12/2020	No	-		b	-	79,270
10/04/2019	06/03/2020	No	-		b	(1,624)	45,053
10/30/2019	06/03/2020	No	-		b	-	27,690
03/13/2020	08/13/2020	No	-		b	-	-
01/27/2020	11/03/2020	No	-		b	26,910	-

Noteholder 3
05/01/2020	05/01/2022	No	-	1%	c	130,200	-

Noteholder 4
06/21/2018	05/22/2021	No	-	18%	d	2,204	4,419

Noteholder 5, related party
11/09/2018	05/01/2024	No	-	12%	e	120,000	120,000
12/06/2018	11/30/2020	No	-	-	f	1,509	108,000

Noteholder 6
05/21/2019	11/21/2019	Yes	285,585	18%	g	436,231	442,750

Noteholder 7
07/17/2019	01/17/2020	Yes	119,791	18%	h	182,981	165,000

Noteholder 8
03/23/2020	03/25/2021	Yes	38,462	52%	I	75,000	-

Noteholder 9
03/23/2020	03/25/2021	Yes	12,821	52%	j	25,000	-

			456,659			1,098,411	1,092,182
Less unamortized discount						(342,561)	(52,153)
						$755,850	$1,040,029

Notes Payable

a – On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. The principal balance of $100,000 remains outstanding and was in default as of September 30, 2020. This note was repaid on Novermber 12, 2020. See Note 9.

b – On September 13, 2019 a third party advanced $90,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $490, through August 18, 2020. The related note discount of $27,000 was amortized as interest expense over the term of the agreement.

In October 2019 third parties advanced $80,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $761 through June 2020. Approximately $39,000 of this funding was settled with proceeds of the January 27, 2020 financing described in a later paragraph. The related note discount of $31,600 was amortized as interest expense over the term of the agreement.

On March 13, 2020 a third party advanced $35,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $291.67, through August 31, 2020. The related note discount of $12,500 was amortized as interest expense over the term of the agreement

On January 27, 2020 a third party advanced $207,000 to the Company in exchange for quasi-factoring financing arrangements to be repaid in daily installments of $1,035, and the debt was fully paid on November 5, 2020. The related note discount of $57,000 is being amortized over the term of the agreement for a total of $49,951 in interest expense as of September 30, 2020. A portion of the proceeds of this financing settled the balance of approximately $39,000 of previous funding from the third party with an original due date of June 3, 2020.

c – On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) the Company was awarded a loan of $130,200. The loan carries an interest rate of 1% and matures on May 1, 2022. By December 31, 2020, the Company may apply for loan forgiveness following SBA guidelines and a portion or all of the loan may be forgiven.

Notes Payable, related party

e- On November 9, 2018, Mr. Kepler, advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. On November 12, 2020 Mr. Kepler and the Company agreed to waive the deault and extend the maturity to the earlier of May 1, 2024 or such time as the senior secured note issued contemporaneously with the waiver is repaid (see Note 9). Accrued interest due on the note is $27,640 as of September 30, 2020.

f- On December 6, 2018, Mr.Kepler, advanced $108,000 to the Company for payment to a third party note holder (Note 6) in exchange for an unsecured promissory note. During the nine months ended September 30, 2020 the Company repaid $103,558 in principal and Mr. Kepler agreed to offset previous cash advances of $2,933 to him as additional repayment of the note, reducing the balance due as of September 30, 2020 to $1,509.

Convertible Notes Payable

g- On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a $350,000, which included an original issue discount of 10% on the investment amount. The note specified that the note holder retain an original issue discount of 10% of any consideration, bore interest of 8%, and matured 180 days from the effective date. The note provided a redemption premium of 115% if retired after the 91st day. As the note was not retired on or before the maturity date, the note-holder was entitled to convert a portion or all the outstanding principal into shares of the Company’s Common Stock at a variable conversion price which equals the lower of the fixed conversion price of $1.95 per share or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the note holder’s election to convert. The note was in default and the Company recorded a default fee of $57,750 which was added to the principal balance. The note included a conversion feature recorded at inception of $207,308.

h - On July 17, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value of $165,000, which included an original issue discount of 10% on the investment amount of $150,000. The note specified that the note holder shall retain an original issue discount of 10% of any consideration, bore interest of 8%, and matured 180 days from the effective date. The note provided for a redemption premium of 115% if retired after the 91st day. As the note was not retired on or before the maturity date, the note holder was entitled to convert a portion or all the outstanding principal into shares of the Company’s Common Stock at a variable conversion price which equals the lower of the fixed conversion price of $1.95per share or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the note holder’s election to convert. The note was in default and the Company recorded a default fee of $24,750 which was added to the principal balance. The note included a conversion feature recorded at inception of $135,000.

On July 10, 2020, the Company entered into Forbearance and Note Settlement Agreements (“Agreements”) with the third parties agreeing to take no further action to avail themselves of the remedies of default defined in the Notes. The Agreements stipulate the Company will remit payment of all accrued interest and principal outstanding beginning on July 20, 2020 for thirteen agreed upon payments and until the note is repaid in full. Upon execution of these Agreements, effectively extinguishing the above described notes, the Company recognized a cancellation of the derivative liability previously related to the conversion feature of $522,065. As additional consideration for the Agreements, the Holders were issued warrants to purchase up to 360,000 shares of the Company’s Common Stock at a price of $1.00 per share, exercisable beginning January 10, 2021 and expiring on July 10, 2025. The fair value cost at the date of issuance of the warrants was $371,243, reflected in paid in capital and the related debt discount is being amortized over the term of the Agreements.

i - On March 23, 2020 third parties advanced $75,000 and $25,000 to the Company in exchange for Convertible Promissory Notes, bearing interest at 52% per annum to be paid monthly in arrears beginning April 30, 2020, secured by the Company’s assets, with rights to convert into the Company’s Common Stock at $0.60, and maturing on March 25, 2021. On June 23, 2020 the Company amended the notes changing the provision for conversion into the Company’s Common Stock from $0.60 to $1.95. Additional consideration for the amended and restated notes included the issuance of warrants for the purchase of up to 115,385 shares of Common Stock at a price of $0.01. On July 6, 2020 the holders exercised their warrants. In the event the notes are not converted prior to the maturity date, the Company has the right to repurchase one warrant share for each $0.8666 of unconverted principal. The Company recognized a derivative liability in the amount of $34,999 as of September 30, 2020. As discussed in Note 9, the holders of these notes elected to convert the notes into common stock.

7. Derivative Liabilities

On March 23, 2020 notes payable in the principal amount of $100,000 were issued as convertible debt and qualified as derivative liabilities. As of September 30, 2020 the aggregate fair value of the outstanding derivative liability for these notes using the Black-Scholes option pricing model used the following key assumptions:

Volatility	76%
Risk-free interest rate	0.11%
Expected dividends	-
Expected term (in years)	.5

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

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The following table presents the Company’s liabilities that were measured and recognized at fair value as of September 30, 2020:

	Level 1		Level 2		Level 3
Balance January 1, 2019		-		-	-
Additions		-		-	$1,321,764
Change in Fair Value		-		-	83,766
Balance at December 31, 2019		$-		$-	$1,405,530
Additions		-		-	317,776
Amendments					(224,066)
Retirements					(522,065)
Change in Fair Value					(942,176)
Balance at June 30, 2020	$		$		$34,999

8. Commitments and Contingencies

On August 11, 2020 the Company entered into a letter agreement with Winspear Investments, LLC (“Winspear”), pursuant to which the Company retained Winspear to provide strategic advisory services for financial and business matters. The agreement provides for a minimum three-month term and that Winspear would be compensated with the grant of 20,000 shares of the Company’s Common Stock at inception and an additional 5,000 shares per month for the initial term. In the event Winspear continues to provide services, Winspear shall be compensated an additional grant of 3,000 shares per month for a total of twelve-months and such grants shall not exceed an aggregate issuance of 71,000 shares. The agreement also provides that Winspear shall be granted 80,000 shares if the Company achieves a listing with NASDAQ. The total shares issuable under the agreement shall not be less than a minimum of 35,000 and not exceed a maximum of 151,000 shares.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

9. Subsequent Events

On October 7, 2020 the Company repaid $35,060 to a third party to cancel a previous unexecuted subscription for 35,200 shares of Common Stock dated May 24, 2018, which shares were not issued.

On October 14, 2020 the Company entered into a subscription agreement to sell 12,820 shares of Common Stock at $1.95 per share, to a third party, for aggregate consideration of $24,999.

On October 15, 2020 the Company entered into subscription agreements to sell 77,300 shares of Common Stock at $1.95 per share, to a third party, for aggregate consideration of $150,735.

On November 3, 2020 the Company entered into subscription agreements to sell 25,641 shares of Common Stock at $1.95 per share, to a third party, for aggregate consideration of $49,996.

On November 12, 2020, the Company executed a Loan Agreement with certain Lenders and FVP Servicing LLC, as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company also entered into an agreement with an affiliate of FVP to provide certain credit and debit card processing services for the Company, which services will continue for a period of one year after the loan is repaid and contains a right of first refusal to continue to provide such services in the future subject to certain limitations. Mr. Kepler executed a guaranty in favor of FVP in connection with the loan. Proceeds from the loan will be to repay an existing secured note payable in the amount of $100,000 along with accrued interest, certain outstanding trade payables in the amount of $133,880 and for general working capital purposes. In addition, the Company granted the Lender a security interest in substantially all of its assets.

On November 12, 2020 the holders of certain amended and restated convertible promissory notes dated June 23, 2020 elected to convert obligations under such notes in the aggregate principal amotun of $100,000 into Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

Overview

Blackboxstocks, Inc. is a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels. Our web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the trading price of a stock or option. Blackbox continuously scans the NASDAQ, New York Stock Exchange, CBOE, and other options markets, analyzing over 8,000 stocks and up to 900,000 options contracts multiple times per second. We also provide our users with a fully interactive social media platform that is integrated into our dashboard, enabling our users to exchange information and ideas quickly and efficiently through a common network. We recently introduced a live audio/video feature that allows our members to broadcast on their own channels to share trade strategies and market insight within the Blackbox community.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At September 30, 2020, the Company had an accumulated deficit of $6,665,961 and for the three and nine months ended September 30, 2020, reported a net loss of $72,710 and net income of $163,946, respectively. By contrast, at September 30, 2019, the Company had an accumulated deficit of $5,002,609 and for the three and nine months ended September 30, 2019, incurred net losses of $507,859 and $1,156,140, respectively. Management expects that the Company may need to raise additional capital to sustain operations until such time as the Company can achieve consistent profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations on a consistent basis.

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

Liquidity and Capital Resources

At September 30, 2020, the Company had a cash balance of $165,477 and a working capital deficit of $1,869,126. Although the Company experienced substantial increases in revenues during 2020 as compared to 2019 and significantly lower losses from operations and net losses, there can be no assurance that such trends will continue. The company has current debt outstanding in the amount of $1,098,411. As a result of its financial position, the Company may not be able to generate sufficient cash flows from operations to sustain its operations and service its debt. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

On November 12, 2020, the Company executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC, (“FVP”), as agent for the Lenders in connection with the issuance of a Note (the “FPV Note”) in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company repaid an existing secured note payable in the amount of $100,000 along with accrued interest and certain outstanding trade payables in the amount of $133,880. In addition, the Company granted the Lender a security interest in substantially all of its assets. Excluding transaction costs, the Company will receive net proceeds of approximately $666,000 after repayment of the notes and payables described above. Management believes that this will be sufficient to fund its operations and service its debt for the next twelve months. In addition, management may continue to raise additional debt or equity capital in order to improve liquidity or finance more aggressive growth or development. There can be no assurance that the Company will be able to raise additional capital or on what terms.

Sale of Common Stock and Warrants

During the nine months ended Sepember 30, 2020, the Company received subscriptions for the purchase of 69,232 shares of Common Stock at a cash price of $1.95 per share for an aggregate of $135,001. In connection with certain of the sales, warrants to purchase up to 32,053 shares of the Company’s Common Stock at a cash price of $1.95 per share were issued to certain of the subscribers.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020 and 2019, the Company’s revenue totaled $1,100,329 and $296,332, respectively, for which our respective costs of operations totaled $288,213 and $159,216. The $803,997 increase in revenue resulted from growth in our user base which is primarily attributable to a consistent daily advertising spend during the period. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $121,650 for the three months ended September 30, 2020 and customer retention expenditures of $92,547. Other costs of operations include $46,497 for website maintenance.

For the three months ended September 30, 2020 the Company had operating expenses totaling $726,632 compared to $384,598 for the same period in 2019, an increase of $342,034. This change is primarily a result of an increase in selling, general and administrative expenses of $175,511, from $290,713 for the three months ended September 30, 2019 compared to $466,224 for the three months ended September 30, 2020, as a result of increases of $44,928 for referral expenses, salary and related employee expenses of $37,122, consulting and business development expense of $92,439 and $1,022 in aggregate other general and administrative expenses. We also incurred increased advertising and marketing expenses by $111,010 to $173,559 from $62,549 for the three months ended September 30, 2020 as compared to the three months ended September 30, 2020. Software development costs also increased by $56,565 as a result of platform enhancement and related data feed expense.

Comparison of Nine Months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020 and 2019, the Company’s revenue totaled $2,324,428 and $776,489, respectively, for which our respective costs of operations totaled $700,723 and $438,168. The $1,547,939 increase in revenue resulted from growth in our user base which is primarily attributable to a consistent daily advertising spend during the period. The majority of the costs of operations are data feed expenses for exchange information totaling approximately $307,564 for the nine months ended September 30, 2020 and customer retention expenditures of $241,403. Other costs of operations included $92,314 for website maintenance and other costs of $59,442.

For the nine months ended September 30, 2020 the Company had operating expenses totaling $1,722,218 compared to $1,107,004 for the same period in 2019, an increase of $615,214. This change is primarily a result of an increase in selling, general and administrative expenses of $342,573, from $789,088 for the nine months ended September 30, 2019 compared to $1,131,661 for the nine months ended September 30, 2020, as a result of increases of $86,497 for referral expenses, salary and related of $70,389, consulting and business development expense of $156,125, investment and financing expense of $20,037, internet and computer expense of $46,235 and other general and administrative expense of $18,429 netted with a decrease in professional fees of $55,140. We also incurred increased advertising and marketing expenses of $203,336, from $201,299 for the three months ended September 30, 2019 compared to $404,635 for the nine months ended September 30, 2020. Software development costs also increased by $73,461 as a result of the enhancements to the platform and the related increased data feed expense.

Off Balance Sheet Arrangements

As of September 30, 2020, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2020, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2020 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 6, 2020, warrants to purchase 115,385 shares of Common Stock, issued in conjunction with Amended Convertible Promissory Notes were exercised at $0.01 per share for aggregate cash consideration of $1,154.

On July 10, 2020 the Company sold 25,641 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 12,821 shares of Common Stock at an exercise price of $1.95 per share, to third parties for aggregate consideration of $49,995. A sales commission of $6,000 is payable in connection with the sale.

On July 31, 2020 the Company sold 25,641 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 12,821 shares of Common Stock at an exercise price of $1.95 per share, to third parties for aggregate consideration of $49,995. A sales commission of $6,000 is payable in connection with the sale.

On August 14, 2020 the Company sold 12,821 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 6,411 shares of Common Stock at an exercise price of $1.95 per share, to third parties for aggregate consideration of $25,001. A sales commission of $1,750 is payable in connection with the sale..

On August 27, 2020 the Company sold 5,129 shares of Common Stock to a third party for $10,001.

On August 28, 2020 the Company issued 3,334 shares of its Common Stock at a value of $1.95 to a third party in settlement of services provided for marketing and advertising.

On September 25, 2020 the Company issued 25,000 shares of its Common Stock at a value of $1.95 to a third party in conjunction with a consulting services agreement.

The securities described above were privately offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act. The Company reasonably believed that each of the purchasers of such securities had access to information concerning its operations and financial condition, were acquiring the securities for their own account and not with a view to the distribution thereof, and each investor qualified as an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no "general solicitation" was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the documentation representing the securities bear legends and/or non-transfer provisions to that effect.

All of the Company’s other sales of unregistered securities during the period covered by the Report have been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and/or current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. This note was in default on Spetember 30, 2020 but was subsequently repaid on November 12, 2020.

On November 9, 2018, Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. The note remains unpaid as of September 30, 2020. On November 12, 2020 Mr. Kepler and the Company agreed to waive the deault and extend the maturity to the earlier of May 1, 2024 or such time as the FPV Note issued contemporaneously with the waiver is repaid.

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value up to $550,000, which included an original issue discount of 10% on the investment amount of up to $500,000. The note specifies that the note holder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matured 180 days from the effective date. The note provides for a redemption premium of 115% if retired after the 91st day. The noteholder paid the first consideration of $350,000 and no further consideration was remitted within the allowed thirty days. As the note was not retired on or before the maturity date, the noteholder is entitled to convert a portion or all the outstanding principle into shares of the Company’s Common Stock at a variable conversion price which equals the lower of the fixed conversion price of $1.95 per share or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the noteholder’s election to convert. As of September 30, 2020 the note is in default.

On July 17, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party for a total face value of $165,000, which included an original issue discount of 10% on the investment amount of $150,000. The note specifies that the noteholder shall retain an original issue discount of 10% of any consideration, bears interest of 8%, and matures 180 days from the effective date. The note provides for a redemption premium of 115% if retired after the 91st day. Until maturity, the noteholder may convert all or a portion of the outstanding principal into shares of Common Stock of the Company at a fixed conversion price equal to $1.95 per share. If the note is not retired on or before the maturity date, the note holder is entitled to convert a portion or all the outstanding principle into shares of the Company’s common stock at a variable conversion price which equals the lower of the fixed conversion price or 65% of the lowest closing bid price during the 15 consecutive trading days prior to the date of the noteholder’s election to convert. As of September 30, 2020 the note is in default.

On July 10, 2020, the Company entered into Forbearance and Note Settlement Agreements (“Agreements”) with the third parties agreeing to take no further action to avail themselves of the remedies of default defined in the Notes. The Agreements stipulate the Company will remit payment of all accrued interest and principal outstanding beginning on July 20, 2020 for thirteen agreed upon payments and until the note is repaid in full. Upon execution of these Agreements, effectively extinguishing the above described notes, the Company recognized a cancellation of the derivative liability previously related to the conversion feature of $522,065. As additional consideration for the Agreements, the Holders were issued warrants to purchase up to 360,000 shares of the Company’s Common Stock at a price of $1.00 per share, exercisable beginning January 10, 2021 and expiring on July 10, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation

On November 12, 2020, the Company executed a Loan Agreement with certain Lenders and FVP Servicing LLC (“FPV”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company also entered into an Exclusivity Agreement with Feenix Payment Systems, LLC, an affiliate of FVP to provide certain credit and debit card processing services for the Company, which services will continue for a period of one year after the loan is repaid and contains a right of first refusal to continue to provide such services in the future subject to certain limitations. Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company executed a Guaranty in favor of FVP in connection with the Loan Agreement. Proceeds from the loan will be to repay an existing secured note payable in the amount of $100,000 along with accrued interest, certain outstanding trade payables in the amount of $133,880 and for general working capital purposes. In addition, the Company entered into a Security Agreement pursuant to which it granted the Lender a security interest in substantially all of its assets as collateral for the loan obligations.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
10.1	Loan Agreement dated November 12, 2020 between FPV Servicing LLC and Blackboxstocks, Inc.*
10.2	Note dated November 12, 2020 payable to Feenix Venture Partners Opportunity Fund II LP*
10.3	Security Agreement dated November 12, 2020 between FPV Servicing LLC and Blackboxstocks, Inc.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*            Filed herewith.

**          Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2020	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Loan Agreement dated November 12, 2020 between FPV Servicing LLC and Blackboxstocks, Inc.*
10.2	Note dated November 12, 2020 payable to Feenix Venture Partners Opportunity Fund II LP*
10.3	Security Agreement dated November 12, 2020 between FPV Servicing LLC and Blackboxstocks, Inc.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*            Filed herewith.

**          Furnished herewith