Form 10-K
period 2020-12-31
BLACKBOXSTOCKS INC.
filed 2021-03-31
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 726-9203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex‐change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (2,959,900 shares of common stock) as of June 30, 2020 was $7,281,354 (computed by reference to the price at which the common equity was last sold ($2.46) as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2021 was 8,579,877.

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

PART I

ITEM 1.          BUSINESS

Overview of Business

Blackboxstocks, Inc. is a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels. Our web-based software (the “Blackbox System”) employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. We continuously scan the New York Stock Exchange (“NYSE”), NASDAQ, Chicago Board Options Exchange (the “CBOE”), and other options markets, analyzing over 8,000 stocks and over 1,000,000 options contracts multiple times per second. We provide our users with a fully interactive social media platform that is integrated into our dashboard, enabling our users to exchange information and ideas quickly and efficiently through a common network. We recently introduced a live audio/video feature that allows our members to broadcast on their own channels to share trading strategies and market insight within the Blackbox community. We employ a subscription based Software as a Service (“SaaS”) business model and maintain a growing base of users that spans 42 countries.

The Blackbox System is a unique and disruptive financial technology platform combining proprietary analytics and broadcast enabled social media to connect traders of all types worldwide on an intuitive, user-friendly system. The complexity of our backend analytics is neatly hidden from the end user by our simple and easy to navigate dashboard which includes real-time alerts, scanners, financial news, institutional grade charting and proprietary analytics.

Development of the Blackbox System

The Blackbox System was made available for use to subscribing customers worldwide in September 2016. In December 2017, we launched our first Options Flow Scanner as a new feature on our platform. Our Options Flow Scanner is designed to monitor and alert our users to unusual activity on the options exchange. We have created many proprietary options alerts and a proprietary options “heatmap” to allow our users to follow large options purchases in real-time. This has proven to be a very popular feature for our users. We also added a Dark Pool Scanner in 2020. The Dark Pool Scanner feature monitors, tracks and displays large blocks of stock that are often purchased in dark pools and not on the regular exchanges. In October of 2020 we completed a system integration with the online brokerage platform TradeStation. This integration allows Blackbox users that have an account with TradeStation to trade directly through the Blackbox platform without leaving our dashboard.

We also provide our users with a full set of internal social media functions within our dashboard. These features include chat rooms, direct messaging, follow/block capability, custom user profiles, and most importantly broadcast enabled audio channels. We believe that combining these social media features with our analytics, within a single dashboard provides a unique user experience allowing for the rapid exchange of information and consensus throughout our community. The resulting dynamic is what we describe as “the best of man and machine”.

We are in the process of developing and anticipate adding many new features and functions to the Blackbox System, including but not limited to, native iOS and Android mobile applications, a crypto currency analytics and trading platform, as well as a comprehensive watchlist and portfolio management system. In January of 2021 we deployed an intermediate native application for iOS an Android phones to send push notifications to our users which allowed us to cease using a third-party solution that was inefficient and cumbersome. We are also in the process of upgrading our current chat and audio broadcast feature. Development of planned features and functions are expected to cost approximately $250,000.

Marketing of the Blackbox System

The Company launched its Blackbox System web application for domestic use and made it available to subscribers in September 2016. Use of the Blackbox System is sold on a monthly or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com. We believe our Blackbox System subscriptions are priced competitively with similar web-based trading tools. We primarily use a combination of digital marketing campaigns and customer referral compensation plans in our advertising program. Our digital advertising efforts utilize banner and similar marketing on social media platforms as well as targeted email. We believe that this form of advertising has been and will continue to be effective in attracting subscribers. We continuously monitor and evaluate the effectiveness of specific social media platforms and allocate marketing funds accordingly. We also promote our subscriptions through an established compensated customer referral program. We offer certain subscribers the right to promote the Blackbox System and receive referral fees for subscribers generated from such subscribers’ effort. Generally, we pay referring subscribers $25 for each subscription generated and $25 for each month the subscriber continues their subscription. We incurred $272,908 and $121,227 in customer referral expenditures in each of the years ended December 31, 2020 and 2019, respectively. We expect to continue utilizing the customer referral sales program as it has proven to be an extremely efficient form of advertising. Our advertising and marketing expense was $705,706 and $261,470 for the years ended December 31, 2020 and 2019, respectively. We intend to continue to deploy a significant amount of marketing funds on both digital campaigns and customer referral programs in the future. In addition, we may also utilize television and radio advertising.

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

Employees

As of March 30, 2021, the Company has 7 full-time employees and one part-time employee. We consider our relationship with our employees to be good.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space leased from Teachers Insurance and Annuity Association of America. During the years ended December 31, 2020 and 2019 we incurred $59,597 and $54,631, respectively, in office rental expense. Future minimum rental payments under the extended lease are $61,800 in 2021 and $46,863 in 2022.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2020	2.15	3.35
September 30, 2020	3.10	2.00
June 30, 2020	2.55	2.21
March 31, 2020	2.75	1.99
December 31, 2019	4.95	4.74
September 30, 2019	6.60	2.50
June 30, 2019	9.00	6.60
March 31, 2019	14.97	3.00

On March 17, 2021, the last closing bid price per share for our Common Stock reported by the OTC Pink was $2.55.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 17, 2021, we had 696 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of March 17, 2021, we had 8,579,877 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2020 the Company sold 6,411 shares of Common Stock and Warrants, exercisable for a period of 5 years, to purchase 3,206 shares of Common Stock at an exercise price of $1.95 per share, to third parties for aggregate consideration of $12,501.

During the quarter ended December 31, 2020 the Company sold 155,505 shares of Common Stock to third parties for $303,235.

During the quarter ended December 31, 2020 the Company issued 51,283 shares of its Common Stock at a value of $1.95 to third parties in settlement of convertible promissory notes.

On December 7, 2020 the Company issued 23,000 shares of its Common Stock at a value of $1.95 to a third party in conjunction with a consulting services agreement.

On November 4, 2020 the Company issued 3,000 shares of its Common Stock at a value of $1.95 to a third party as forbearance previously granted on notes payable settled in 2019.

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

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2020 and 2019 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

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

Overview

We are a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels. Our web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the trading price of a stock or option. Our Blackbox System continuously scans the NASDAQ, NYSE, CBOE, and other options markets, analyzing over 8,000 stocks and up to 1,000,000 options contracts multiple times per second. We also provide our users with a fully interactive social media platform that is integrated into our dashboard, enabling our users to exchange information and ideas quickly and efficiently through a common network. We recently introduced a live audio/video feature that allows our members to broadcast on their own channels to share trade strategies and market insight within the Blackbox community.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At December 31, 2020 and 2019, the Company had an accumulated deficit of $7,184,818 and $6,829,907, respectively, and for the years ended December 31, 2020 and 2019 the Company incurred net losses of $354,911 and $2,983,438, respectively. In November 2020, the Company executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC, (“FVP”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company repaid an existing secured note payable in the amount of $100,000 along with accrued interest, and certain outstanding trade payables in the amount of $133,880. In addition, the Company granted the Lender a security interest in substantially all of its assets. As a result of this financing and the cash flows from operations, the Company had a cash balance of $972,825 at December 31, 2020. Management believes that this will be sufficient to fund its operations and service its debt for the next twelve months. In addition, management may continue to raise additional debt or equity capital in order to improve liquidity or finance more aggressive growth or development. There can be no assurance that the Company will be able to raise additional capital or on what terms.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2020 and through March 31, 2021, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Recently Issued Accounting Pronouncements.

During the years ended December 31, 2020 and 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Share-Based Payment

Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share based payments were issued for the years ended December 31, 2020 and 2019.

Revenue Recognition

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

Other Liabilities

The Company planned the development of a future product, a complimentary platform to share its IP protocol with the current Blackbox System on a subscription basis. The future product was not developed and launched. The Company received advance payments from a new subscriber group in anticipation of the development of this future product and the amounts were deferred and in the first quarter 2021 the subscribers agreed to terminate those agreements. As of December 31, 2020, the Company has received $180,000 from this future subscriber group.

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

Reclassification

Affiliate referral expenses totaling $121,227 for the year ended December 31, 2019 have been reclassed from cost of revenues to advertising and marketing expense on the statement of operations. Also data feed expenses in the aggregate of $79,691 have been reclassed from software development costs as of December 31, 2019 to cost of revenue.

Liquidity and Capital Resources

At December 31, 2020, the Company had a cash balance of $972,825 and a working capital deficit of $990,738 as compared to a cash balance of $21,172 and a working capital deficit of $3,525,306 at December 31, 2019. In addition, the Company incurred a net loss of $354,911 for the year ended December 31, 2020. The Company generated cash flow from operations of $143,580 for the year ended December 31, 2020 as compared to cash used by operations of $710,992 in the prior year.

The Company believes that it has sufficient capital resources to fund its current operations and debt service requirements.

Loan Agreement

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

Sale of Common Stock and Warrants

During the year ended December 31, 2020, the Company received subscriptions for the purchase of 346,533 shares of Common Stock at a cash price of $1.95 per share for aggregate cash consideration of $407,982 In connection with certain of the sales, warrants to purchase up to 35,259 shares of the Company’s Common Stock at a cash price of $1.95 per share were issued to certain of the subscribers.

During the year ended December 31, 2020, the Company also issued an aggregate of 104,339 shares of Common Stock, for settlement of debt obligations and services rendered valued at $205,950.

Additional funding is expected to be generated as necessary through equity financing from the sale of our Common Stock and/or debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. We do not currently have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock or debt to fund our plans of operation and ongoing operational expenses.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

For the years ending December 31, 2020 and 2019, the Company’s revenue totaled $3,367,563 and $1,062,573, respectively, for which its respective costs of revenues totaled $1,201,320 and $695,076. Revenues increased as a result of an expanded subscription base for monthly revenues. The Company’s revenue from subscriptions grew from $1,037,778 in the year ended December 31, 2019 to $3,340,983 in the year ended December 31, 2020, an increase of $2,303,205. Gross margin increased to $2,166,243 or 64.3% of revenues for the year ended December 31, 2020 as compared to gross margin of $367,497 or 34.6% of revenues for the prior year.

For the year ending December 31, 2020, the Company had operating expenses totaling $2,578,941 compared to $1,372,530 for the same period in 2019, an increase of $1,206,411. Operating expenses were 76.6% of revenues for the year ended December 31, 2020 as compared to 129.2% of revenues for the year ended December 31, 2019. Selling general and administrative expenses increased by $724, 361 but decreased as a percentage of sales from 98.0% to 52.4% for the year ended December 31, 2020. The increase was primarily due to higher consulting, salary and selling expenses. Advertising and marketing expenses increased by $444,236 to $705,706 for the year ended December 31, 2020 but declined as a percentage of sales to 21.0% as compared to 24.6% for the prior year. In addition, software development costs increased approximately $43,072.

Operating loss for the year ended December 31, 2020 declined by $592,335 to $412,698 as compared to the year ended December 31, 2019 due to substantially higher revenues and gross margin being partially offset by higher operating expenses.

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

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2020 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, Gust Kepler, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2020, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Sole Director and Executive Officers	Age	Date of Appointment	Position(s) Held
Gust Kepler	56	December 1, 2015	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary
Jeff Sharrock	56	January 1, 2016	Vice President of Operations

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

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Year	Salary	All other Compensation (1)($)		Total ($)
Gust Kepler, Director, President, Chief Executive Officer,	2020	$12,000	$11,120	(2)	$23,120
Chief Financial Officer and Secretary	2019	$12,000	$--		$12,000
Jeff Sharrock, Vice President of Operations	2020	$73,000	$6,352	(2)	$79,352
	2019	$73,008	$500	(2)	$73,508

(1)	Other than the remuneration discussed above, we have no retirement, pension, profit sharing, stock option or similar program for the benefit of the officers, directors or employees of the Company.
(2)	Reflects cash bonus payment.

Narrative Disclosure to Summary Compensation Table

We paid salaries to both of Named Executives in 2020 and 2019. Mr. Kepler is paid an annual salary of $12,000 and Mr. Sharrock is paid an annual salary of $73,000. Mr. Kepler was paid a discretionary cash bonus of $11,120 in 2020. Mr. Sharrock was also paid discretionary bonuses of $6,352 in 2020 and $500 in 2019. All compensation was paid in cash pursuant to standard Company payroll practices. We do not have arrangements with any of our employees, including the Named Executives, to pay or provide any non-cash compensation.

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

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 8,579,877 shares of Common Stock and 5,000,000 shares of Preferred Stock outstanding as of March 17, 2021. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock
As a Group	Officers and Directors (1 person)	2,331,668	27%

As Individuals	Gust Kepler	2,331,668	27%

	David Kyle	833,334	10%

	Eric Pharis 2 Lake Forest Court Trophy Club, Texas 76262	791,615	9%

	Stephen Chiang 8 Kitchener Link City Square Residences #21-14 Singapore 207226	1,000,000	12%

Series A Preferred Stock
As a Group	Officers and Directors (1 person)	5,000,000	100%

As Individuals	Gust Kepler	5,000,000	100%

There are no arrangements, known to the Company, the operation of which would result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of January 1, 2020, the Company was owed $9,823 from Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. During the year ended December 31, 2020 Mr. Kepler repaid $9,823.

During the year ended December 31, 2019 the Company advanced $1,500 to its VP/Director of Operations and the balance remains outstanding, is unsecured and bears no interest.

During the years ended December 31, 2020 and 2019, the Company engaged the services of EDM Operators (“EDM”), which is owned by Company stockholders Eric Pharis and David Kyle, for application development services of the Company’s Blackbox System technology. During the years ended December 31, 2020 and 2019, EDM was paid $40,200 and $13,500 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of December 31, 2020, the Company has a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

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

On December 18, 2015, the Company executed a letter agreement engaging Turner, Stone & Company, L.L.P. (“Turner Stone”) as our independent registered accounting firm and Turner Stone rendered professional services for the audit of our annual financial statements for the years ended December 31, 2020 and 2019 contained in this Report.

Audit Fees

The aggregate fees billed by Turner Stone for professional services rendered for the audit of our annual financial statements for 2019 and 2020 and the reviews of the financial statements included in our Forms 10-Q and 8-K, or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $37,095 and $41,500, respectively.

Audit-Related Fees

No fees or expenses were billed by Turner Stone in fiscal years 2019 or 2020 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by Turner Stone in fiscal years 2019 or 2020 for professional services rendered for tax compliance, tax advice or tax planning were $2,325 and $3,000, respectively

All Other Fees

We incurred no other fees or expenses for the 2019 or 2020 fiscal years for any other products or professional services rendered by Turner Stone other than as described above.

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

3.4

Certificate of Amendment to Articles of Incorporation dated effective as of July 15, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2019)

3.5	Bylaws of SMSA Ballinger Acquisition Corp. (incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form 10-12G filed with the Commission on November 27, 2013).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2020)
4.2

Form of 8% Fixed Convertible Promissory Note of Blackboxstocks, Inc. dated May 21, 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2019)

4.3	Form of Warrant for the Purchase Of Common Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2019)
4.4

Form of 8% Fixed Convertible Promissory Note of Blackboxstocks, Inc. dated July 17, 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2019)

4.5

Form of First Amendment to 8% Fixed Convertible Promissory Note of Blackboxstocks, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2019)

10.1

Second Amendment to Office Lease dated September 19, 2017 between Teachers Insurance and Annuity Association of America and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Commission on April 17, 2018).

10.2

Loan Agreement dated November 12, 2020 between FPV Servicing LLC and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2020)

10.3	Securities Purchase Agreement dated April 10, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2019)
10.4	Securities Purchase Agreement dated May 3, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2019)
10.5	Securities Purchase Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2019)
10.6

Note dated November 12, 2020 payable to Feenix Venture Partners Opportunity Fund II LP (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2020)

10.7

Security Agreement dated November 12, 2020 between FPV Servicing LLC and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2020)

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

Date: March 31, 2021	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gust Kepler
Gust Kepler	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Sole Director of Blackboxstocks Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blackboxstocks Inc. (the “Company”) as of December 31, 2020 and 2019 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2021

We have served as the Company’s auditor since 2015.

Blackboxstocks Inc.

Balance Sheets

 December 31, 2020 and 2019

	December 31,
	2020	2019
Assets
Current assets:
Cash	$972,825	$21,172
Accounts receivable, net of allowance for doubtful accounts of $68,589 at December 31, 2020 and 2019, respectively	17,990	5,745
Inventory	17,661	-
Total current assets	1,008,476	26,917

Property and equipment:
Office, computer and related equipment, net of depreciation of $46,679 and $39,526 at December 31, 2020 and 2019, respectively	3,772	9,626
Domain name, net of amortization of $15,282 and $9,551 at December 31, 2020 and 2019, respectively	1,910	7,641
Right of use lease, net of amortization of $97,725 and $51,009 at December 31, 2020 and 2019, respectively	62,348	109,064
Total property and equipment	68,030	126,331

Long term assets:
Advances receivable, related parties (Note 5)	-	9,823
Prepaid expenses	44,643	80,868
Prepaid expenses, related party (Note 5)	36,700	36,700
Total long term assets	81,343	127,391

Total Assets	$1,157,849	$280,639

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$352,545	$632,287
Accrued interest	10,425	42,566
Accrued interest, related party	-	16,680
Unearned subscriptions	1,016,157	189,007
Lease liability right of use, current	40,473	46,124
Other liabilities	180,000	180,000
Senior secured note payable, current	10,000	-
Convertible notes payable, net of discount of $194,267 and $13,859 at December 31, 2020 and 2019, respectively (Note 6)	257,150	593,891
Notes payable, net of note discount of $0 and $38,294 at December 31, 2020 and 2019, respectively (Note 6)	131,605	218,138
Notes payable, related party (Note 6)	859	228,000
Derivative liability	-	1,405,530
Total current liabilities	1,999,214	3,552,223

Long term liabilities:
Senior secured note payable, long term, net of debt issuance costs of $99,852 at December 31, 2020	890,148	-
Lease liability right of use, long term	26,241	66,715
Total long term liabilities	916,389	66,715

Commitments and contingencies (Note 8)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at December 31, 2020 and 2019, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 8,410,386 and 7,908,231 issued and outstanding at December 31, 2020 and 2019, respectively	8,410	7,908
Common stock, subscribed	12,500	35,060
Additional paid in capital	5,401,154	3,443,640
Accumulated deficit	(7,184,818)	(6,829,907)
Total Stockholders' Deficit	(1,757,754)	(3,338,299)

Total Liabilities and Stockholders' Deficit	$1,157,849	$280,639

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

 Statements of Operations

For the years ended December 31, 2020 and 2019

	December 31,
	2020	2019
Revenue:
Subscriptions	$3,340,983	$1,037,778
Other revenues	23,850	24,795
Merchandise sales	2,730	-
Total revenues	3,367,563	1,062,573

Cost of revenues	1,201,320	695,076

Gross margin	2,166,243	367,497

Operating expenses:
Software development costs	94,221	51,149
Selling, general and administrative	1,766,130	1,041,769
Advertising and marketing	705,706	261,470
Depreciation and amortization	12,884	18,142
Total operating expenses	2,578,941	1,372,530

Operating loss	(412,698)	(1,005,033)

Interest expense	174,083	65,090
Convertible note financing	500,469	1,240,347
Loss (gain) on derivative liability	(1,155,718)	83,766
Default expense	24,750	57,750
Amortization of debt discount	398,629	531,452

Loss before income taxes	(354,911)	(2,983,438)

Income taxes	-	-

Net loss	$(354,911)	$(2,983,438)

Weighted average number of common shares outstanding - basic	8,074,164	7,749,695

Net loss per share - basic	$(0.04)	$(0.38)

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

 Statement of Stockholders' Deficit

For the years ended December 31, 2020 and 2019

	Series A Preferred Stock		Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance at December 31, 2018	5,000,000	$5,000	-	$-	7,678,047	$7,678	$144,060	$2,543,264	$(3,846,469)	$(1,146,467)

Issuance of shares for cash	-	-	-	-	216,354	216	(109,000)	430,081	-	321,297

Issuance of shares in settlement of accrued expenses	-	-	-	-	13,830	14	-	127,986	-	128,000

Imputed discount on convertible notes payable (Note 6)	-	-	-	-	-	-	-	342,309	-	342,309

Net loss	-	-	-	-	-	-	-	-	(2,983,438)	(2,983,438)

Balance at December 31, 2019	5,000,000	$5,000	-	-	7,908,231	$7,908	$35,060	$3,443,640	$(6,829,907)	$(3,338,299)

Issuance of shares for cash, net of fees	-	-	-	-	346,533	347	-	430,195	-	430,542

Subscription of shares cancelled	-	-	-	-	-	-	(22,560)	-	-	(22,560)

Issuance of shares pursuant to convertible note payables	-	-	-	-	51,283	51	-	145,472	-	145,523

Issuance of shares in settlement of expenses	-	-	-	-	56,339	56	-	112,294	-	112,350

Issuance of shares in exchange for services	-	-	-	-	48,000	48	-	93,552	-	93,600

Convertible note forbearance extinguishment of derivative liability	-	-	-	-	-	-	-	522,065	-	522,065

Warrants issued for amendment of convertible notes payable	-	-	-	-	-	-	-	653,936	-	653,936

Net loss	-	-	-	-	-	-	-	-	(354,911)	(354,911)

Balance at December 31, 2020	5,000,000	$5,000	-	-	8,410,386	$8,410	$12,500	$5,401,154	$(7,184,818)	$(1,757,754)

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

 Statements of Cash Flows

For the years ended December 31, 2020 and 2019

	December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(354,911)	$(2,983,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,884	18,142
Amortization of note discount	398,629	531,452
Shares issued in settlement of financing costs	105,850	-
Shares issued in settlement of services	100,100	-
Expenses paid by lender	6,030	27,385
Convertible note financing	500,469	1,240,347
Change in fair value of derivative liability	(1,155,718)	83,766
Convertible note default expense	24,750	57,750
Financing cost	-	26,396
Right of use lease expense	591	-
Changes in operating assets and liabilities:
Accounts receivable	(12,245)	(2,026)
Inventory	(17,661)	-
Prepaid expenses	36,225	26,778
Accounts payable	(279,742)	107,151
Accrued interest	(32,141)	41,732
Accrued interest, related party	(16,680)	14,600
Unearned subscriptions	827,150	98,973
Net cash provided by (used in) operating activities	143,580	(710,992)

Cash flows from investing activities
Cash repayments from related parties	9,823	-
Purchases of property and equipment	(1,299)	(1,587)
Net cash provided by (used in) investing activities	8,524	(1,587)

Cash flows from financing activities
Common stock issued for cash	430,542	321,297
Common stock subscribed	(22,560)	-
Proceeds from issuance of notes payable	1,127,100	251,455
Debt issuance costs	(99,852)	-
Proceeds from issuance of convertible notes payable	100,000	473,725
Proceeds from Payroll Protection Program Loan	130,200	-
Principal payments on notes payable	(457,657)	(294,522)
Principal payments on convertible notes payable	(181,083)	-
Principal payments on notes payable, related parties	(227,141)	-
Cash advances from related parties	-	109,342
Cash repayments to related parties	-	(155,547)
Net cash provided by financing activities	799,549	705,750

Net increase (decrease) in cash	951,653	(6,829)

Cash - beginning of year	21,172	28,001
Cash - end of year	$972,825	$21,172

Supplemental disclosures
Interest paid	$186,516	$2,000
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Repayment of note in exchange for note payable	$(39,370)	$-
Common stock issued in settlement of accrued expenses	$-	$128,000
Common stock issued in settlement of convertible notes payable	$100,000	$-
Lease, right of use and liability	$-	$160,073
Discount on notes payable	$69,500	$-
Discount on convertible notes payable	$-	$342,309
Debt discount on convertible notes payable	$-	$131,417
Financing costs on funding agreements	$-	$84,445
Repayment of note payable, related party in exchange for advances	$2,933	$-
Issuance of warrants for forbearance agreements	$371,243	$-

The accompanying footnotes are an integral part of these financial statements.

BLACKBOXSTOCKS INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

The Company changed its name to Blackboxstocks, Inc. and began operating as a financial technology and social media platform in March 2016. The platform offers real-time proprietary analytics and news for stock and options traders of all levels. The Company believes its web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. The software continuously scans the NASDAQ, New York Stock Exchange, CBOE, and other options markets, analyzing over 8,000 stocks and up to 1,000,000 options contracts multiple times per second. The Company also provides users with a fully interactive social media platform that is integrated into our dashboard, enabling users to exchange information and ideas quickly and efficiently through a common network. Recently, the Company also introduced a live audio/video feature that allows members to broadcast on their own channels to share trade strategies and market insight within the community. The platform was initially made available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through the Company website at http://www.blackboxstocks.com.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At December 31, 2020 and 2019, the Company had an accumulated deficit of $7,184,818 and $6,829,907, respectively, and for the years ended December 31, 2020 and 2019 the Company incurred net losses of $354,911and $2,983,438, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 6, the Company executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC, (“FVP”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company repaid an existing secured note payable in the amount of $100,000 along with accrued interest, and certain outstanding trade payables in the amount of $133,880. In addition, the Company granted the Lender a security interest in substantially all of its assets. As a result of this financing and the cash flows from operations, the Company had a cash balance of $972,825 at December 31, 2020. Management believes that this will be sufficient to fund its operations and service its debt for the next twelve months. In addition, management may continue to raise additional debt or equity capital in order to improve liquidity or finance more aggressive growth or development. There can be no assurance that the Company will be able to raise additional capital or on what terms.

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

Recently Issued Accounting Pronouncements. During the years ended December 31, 2020 and 2019 there were several new accounting pronouncements issued by the FASB. Each of the other pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Share-Based Payment. Under ASC Topic 718, Compensation - Stock Compensation, all share based payments to employees, including share option grants, are to be recognized in the statement of operations based on their fair values. No share-based payments were issued for the years ended December 31, 2020 and 2019.

Revenue Recognition. Revenue is recognized from the sale of subscriptions for the use of the Blackbox System web application, on a monthly or annual basis. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. The performance obligation by the Company is in exchange for the monthly subscription fee, the subscriber is allowed access to the Blackbox System on the website for the calendar month. Revenue related to annual subscriptions is recognized each month with unearned subscriptions reflected as a current liability.

Other Liabilities. The Company planned the development of a future product, a complimentary platform to share its IP protocol with the current Blackbox System on a subscription basis. The future product was not developed and launched. The Company received advance payments from a new subscriber group in anticipation of the development of this future product and the amounts were deferred and in the first quarter 2021 the subscribers agreed to terminate those agreements. As of December 31, 2020, the Company has received $180,000 from this future subscriber group.

Software Development Costs. Blackboxstocks is engaged in the development of its proprietary Blackbox System technology, a proprietary algorithm driven system, through a combination of in-house system analysts and outside contractors. Under the guidelines of ASC Topic 985, Software, the cost of the Company’s Blackbox System was expensed during development and the Blackbox System software for use in the United States, reached technical feasibility in August 2016, became marketable and was made available to subscribers beginning September 1, 2016. Subsequent to that time, in accordance with ASC Topic 985 these costs are expensed.

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

Reclassification. Affiliate referral expenses totaling $121,227 for the year ended December 31, 2019 have been reclassed from cost of revenues to advertising and marketing expense on the statement of operations. Also data feed expenses in the aggregate of $79,691 have been reclassed from software development costs as of December 31, 2019 to cost of revenue.

3.   STOCKHOLDERS’ DEFICIT

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock do not accumulate dividends, have no liquidation preferences and are convertible into shares of Common Stock on a one-for-one basis. Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company’s Common Stock. All shares are held by Gust C. Kepler, Director, Chief Executive Officer, President and Chief Financial Officer (“Mr. Kepler”).

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

On August 28, 2020 the Company issued 3,334 shares of its Common Stock at a value of $1.95 per share to a third party in settlement of services provided for marketing and advertising.

During the year ended December 31, 2020 the Company issued 48,000 shares of its Common Stock at a value of $1.95 per share to a third party in conjunction with a consulting services agreement (Note 8).

During the year ended December 31, 2020 the Company sold 70,514 shares of Common Stock and Warrants, exercisable for a period of 5 years, to purchase 35,259 shares of Common Stock at an exercise price of $1.95 per share, to third parties for aggregate consideration of $137,501.

During the year ended December 31, 2020 the Company sold 160,634 shares of Common Stock to third parties for $313,236 less equity placement fees of $21,349.

During the year ended December 31, 2020 holders of convertible promissory notes with an aggregate face value of $100,000 and a related derivative liability of $45,523, elected to convert the notes into 51,283 shares of the Company’s Common Stock.

On October 7, 2020 the Company repaid $35,060 to a third party to cancel a previous unexecuted subscription for 35,200 shares of Common Stock dated May 24, 2018, which shares were not issued.

4. WARRANTS TO PURCHASE COMMON STOCK

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

Concurrently with the execution of certain securities purchase agreements, the Company issued warrants to purchase Common Stock. Each warrant is exercisable for a period of five years from the date of the securities purchase agreement at an exercise price of $1.95 per share (Note 3). The fair value cost at the date of issuance of these warrants was $639,194.

In conjunction with the issuance of convertible notes payable as described in Note 6, a warrant for the purchase of up to 115,385 shares of common Stock exercisable for a one-year period was issued at an exercise price of $0.01 per share and another warrant for the purchase of up to 360,000 shares of Common Stock exercisable for a five-year period was issued at an exercise price of $1.00 per share. During the year ended December 31, 2020, the warrants for the purchase of 115,385 shares of Common Stock were exercised at $0.01 and as of  December 31, 2020, there are warrants for the purchase of up to 476,348 shares of Common Stock outstanding.

	Number of Shares	Exercise Price			Weighted Average Remaining Life (in years)
Warrants as of December 31, 2018	-		-
Issued during 2019	84,295		$1.95
Warrants as of December 31, 2019	84,295	$0.01	-	1.95	4.53
Issued during 2020	510,644		$1.95
Exercised during 2020	(115,385)		$0.01
Warrants as of December 31, 2020	479,554		$0.97		9.05

5.  RELATED PARTY TRANSACTIONS

As of January 1, 2020, the Company was owed $9,823 from Gust C. Kepler. During the year ended December 31, 2020 Mr. Kepler repaid the advance.

During the year ended December 31, 2019 the Company advanced $1,500 to its VP/Director of Operations and the balance remains outstanding, is unsecured and bears no interest.

During the years ended December 31, 2020 and 2019, the Company engaged the services of EDM Operators, (“EDM”), whose two stockholders are Company stockholders. During the years ended December 31, 2020 and 2019, EDM was paid $40,200 and $13,500 for services, respectively.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. As of December 31, 2020 and 2019, the Company had a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

6. DEBT

A summary of the Company’s debt at December 31, 2020 and December 31, 2019, by counterparty, is as follows:

	Balance
Loan Description	12/31/2020	12/31/2019

$1,000,000 12% Senior secured note due November 12 2022	$1,000,000	$-
$200,000 Senior secured note bearing interest at 12% per annum due November 18, 2018 guaranteed by Mr. Kepler	-	100,000
$170,000 Quasi-factoring financing with daily payments of $292-1035 maturing June -August 18, 2020	-	152,013

$130,200 loan bearing interest at 1% per annum maturing May 1, 2022 issued under the Payroll Protection Program	130,200	-
$120,000 Related party note payable bearing interest at 12% per annum due May 1, 2024	-	120,000
$108,000 Related party note payable due November 30, 2020	859	108,000
$385,000 8% convertible note payable due July 2021	318,012	442,750
$165,000 8% convertible note payable due July 2021	133,405	165,000
Miscellaneous equipment loans	1,405	4,419
	1,583,881	1,092,182
Less unamortized discount and debt issuance costs	(294,119)	(52,153)
Total notes payable	$1,289,762	$1,040,029

Current portion of long-term debt	399,614	1,040,029
Long-term portion	$890,148	$0

Notes Payable

On August 8, 2018 a third party advanced $200,000 to the Company in exchange for a secured promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 20, 2018. The note is secured by a Security Agreement providing for a continuing lien and first priority security interest in the assets of the Company and by a personal Guaranty Agreement with Gust Kepler, a Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and the Company’s controlling stockholder. On December 6, 2018, Mr. Kepler made a payment on the note in the amount of $100,000 plus accrued interest of $8,000 for an aggregate of $108,000. This note was repaid on November 12, 2020.

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

During the year ended December 31, 2020 the Company entered into quasi-factoring financing arrangements in the amounts of $35,000 and $207,000 that were repaid in daily installments. The related discounts of $12,500 and $57,000 were amortized as interest expense over the term of the agreements and were fully repaid during the year ended December 31, 2020.

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) the Company was awarded a loan of $130,200. The loan carries an interest rate of 1% and matures on May 1, 2022. The Company may apply for loan forgiveness following SBA guidelines and a portion or all of the loan may be forgiven.

On November 12, 2020, the Company executed a Loan Agreement with certain Lenders (“the Lenders”) and FVP Servicing LLC, as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company also entered into an agreement with an affiliate of FVP to provide certain credit and debit card processing services for the Company, which services will continue for a period of one year after the loan is repaid and contains a right of first refusal to continue to provide such services in the future subject to certain limitations. Mr. Kepler executed a guaranty in favor of FVP in connection with the loan. Proceeds from the loan were used to repay the existing senior secured loan balance of $100,000 along with accrued interest, certain outstanding trade payables in the amount of $133,880 and for general working capital purposes. In addition, the Company granted the Lender a security interest in substantially all of its assets.

Notes Payable, related party

On November 9, 2018, Mr. Kepler, advanced $120,000 to the Company in exchange for a promissory note bearing interest at 12% per annum for a ninety-day period, maturing on January 28, 2019. On November 17, 2020 the note and accrued interest of $29,680 was paid in full.

On December 6, 2018, Mr. Kepler, advanced $108,000 to the Company for payment to a third party note holder in exchange for an unsecured promissory note. During the year ended December 31, 2020, the Company repaid $107,141 in principal, reducing the balance due as of December 31, 2020 to $859.

Convertible Notes Payable

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party with a face value of $385,000, which included an original issue discount of 10% on the investment amount. On July 17, 2019, the Company issued another 8% Fixed Convertible Promissory Note with a face value of $165,000 which also included am original discount of 10% on the investment amount. The two notes contain substantially identical terms. The Company recorded the value of the notes’ conversion feature in the amount of $342,308 at inception. The Company defaulted on the notes and recorded default fees of $57,750 and $24,750 for the years ended December 31, 2019 and 2020, respectively, which amounts were added to the principal balance.

On July 10, 2020, the Company entered into Forbearance and Note Settlement Agreements (“Agreements”) with the holders of the 8% Fixed Convertible Promissory Notes agreeing to take no further action to avail themselves of the remedies of default defined in the Notes. The Agreements stipulated that the Company remit payment of all accrued interest and principal outstanding beginning on July 20, 2020 for thirteen agreed upon payments and until the note is repaid in full. Upon execution of these Agreements, effectively extinguishing the above-described notes, the Company recognized a cancellation of the derivative liability previously related to the conversion feature of $522,065. As additional consideration for the Agreements, the holders were issued warrants to purchase up to 360,000 shares of the Company’s Common Stock at a price of $1.00 per share, exercisable beginning January 10, 2021 and expiring on July 10, 2025. The fair value of the warrants at the date of issuance was $371,243, and was reflected in paid in capital and the related debt discount is being amortized over the term of the Agreements.

On March 23, 2020 third parties advanced $75,000 and $25,000 to the Company in exchange for Convertible Promissory Notes, bearing interest at 52% per annum to be paid monthly in arrears beginning April 30, 2020, secured by the Company’s assets, with rights to convert into the Company’s Common Stock at $0.60, and maturing on March 25, 2021. On June 23, 2020 the Company amended the notes changing the provision for conversion into the Company’s Common Stock from $0.60 to $1.95. Additional consideration for the amended and restated notes included the issuance of warrants for the purchase of up to 115,385 shares of common stock at a price of $0.01. On July 6, 2020 the holders exercised their warrants. On November 12, 2020 the holders of these notes elected to convert the obligations in the aggregate principal amount of $100,000 into 51,282 shares of Common Stock.

7. DERIVATIVE LIABILITIES

During the year ended December 31, 2020, notes payable in the principal amount of $100,000 were issued as convertible debt and qualified as derivative liabilities and were retired. As of December 31, 2019, the aggregate fair value of the outstanding derivative liability for notes issued during 2019 using the Black-Scholes option pricing model used the following key assumptions:

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

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The following table presents the Company’s liabilities that were measured and recognized at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3
Balance January 1, 2019	-	-	-
Additions	-	-	$1,321,764
Change in Fair Value	-	-	83,766
Balance at December 31, 2019	$-	$-	$1,405,530
Additions	-	-	317,776
Amendments	-	-	(224,066)
Retirements	-	-	(567,588)
Change in Fair Value	-	-	(931,652)
Balance at December 31, 2020	$-	$-	$-

8. COMMITMENTS AND CONTINGENCIES

On August 28, 2017, the Company acquired and was assigned all right, title and interest in an office lease with Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. On September 19, 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. On January 1, 2019 the Company adopted ASC 842 requiring this lease to be recorded as an asset and corresponding liability on its balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the years ended December 31, 2020 and 2019 we incurred $59,597 and $54,631, respectively, in office rental expense. Future minimum rental payments under the extended lease for years ending December 31, are:

2021	61,800
2022	46,863

On August 11, 2020 the Company entered into a letter agreement with Winspear Investments, LLC (“Winspear”), pursuant to which the Company retained Winspear to provide strategic advisory services for financial and business matters. The agreement provides for a minimum three-month term and that Winspear would be compensated with the grant of 20,000 shares of the Company’s common stock at inception and an additional 5,000 shares per month for the initial term. In the event Winspear continues to provide services, Winspear shall be compensated an additional grant of 3,000 shares per month for a total of twelve-months and such grants shall not exceed an aggregate issuance of 71,000 shares. The agreement also provides that Winspear shall be granted 80,000 shares if the Company achieves a listing with NASDAQ. The total shares issuable under the agreement shall not be less than a minimum of 35,000 and not exceed a maximum of 151,000 shares. As of December 31. 2020 48,000 common shares have been issued.

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

During the years ended December 31, 2020 and 2019, a reconciliation of income tax expense at the statutory rate of 21 % to income tax expense at the Company’s effective tax rate is as follows:

	2020	2019
Income tax benefit at statutory rate	$75,000	$627,000
Permanent differences	233,000	(21,000)
Change in valuation allowance	(308,000)	(606,000)
Provision for federal income taxes	$-	$-

At December 31, 2020, the Company had approximately $5,551,000, of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carryforward have been fully offset by a valuation allowance. These losses may be used to offset future taxable income and, if not fully utilized, expire in the year 2038.

10. SUBSEQUENT EVENTS

On August 8, 2020 the Company entered into a subscription agreement to sell 12,821 shares of Common Stock and a Warrant, exercisable for a period of 5 years, to purchase 6,411 shares of Common Stock at an exercise price of $1.95 per share, to a third party, for aggregate consideration of $25,001. On January 4, 2021 the subscription agreement was amended to sell 6,411 shares of Common Stock and issue the Warrant to purchase 3,206 shares of Common Stock at the same exercise prices as the original agreement, for aggregate consideration of $12,500.

In January 2021 the Company entered into several subscription agreements to sell an aggregate of 43,591 shares of Common Stock at $1.95 per share, to third parties, for aggregate consideration of $85,002.

On January 28, 2021 the Company exchanged a liability of $130,000 for the purchase of a Simple Agreement for Future Tokens for 66,667 shares of Common Stock valued at $1.95 per share and on February 21, 2021 exchanged an additional $50,000 for 25,641 shares of Common Stock under a similar arrangement.