Form 10-Q
period 2021-03-31
BLACKBOXSTOCKS INC.
filed 2021-05-17
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of May 12, 2021 was 8,579,877.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Blackboxstocks,” or the “Company” refers to Blackboxstocks Inc., a Nevada corporation.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q (the “Report”), we make forward-looking statements that involve substantial uncertainties and risks. When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties described herein and actual results may differ materially from those included within the forward-looking statements. Additional factors are described in our other public reports and filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of March 31, 2021 (Unaudited) and December 31, 2020

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$1,114,468	$972,825
Accounts receivable, net of allowance for doubtful accounts of $68,589 at March 31, 2021 and December 31, 2020, respectively	10,996	17,990
Inventory	18,016	17,661
Total current assets	1,143,480	1,008,476

Property and equipment:
Office, computer and related equipment, net of depreciation of $66,285 and $61,961 at March 31, 2021 and December 31, 2020, respectively	32,592	5,682
Right of use lease, net of amortization of $107,987 and $97,725 at March 31, 2021 and December 31, 2020, respectively	285,184	62,348
Total property and equipment	317,776	68,030

Long term assets:
Prepaid expenses	29,043	44,643
Prepaid expenses, related party (Note 5)	36,700	36,700
Total long term assets	65,743	81,343

Total Assets	$1,526,999	$1,157,849

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$364,544	$352,545
Accrued interest	8,037	10,425
Unearned subscriptions	1,094,993	1,016,157
Lease liability right of use, current	59,918	40,473
Other liabilities	-	180,000
Senior secured note payable, current	10,000	10,000
Convertible notes payable, net of discount of $102,727 and $194,267 at March 31, 2021 and December 31, 2020, respectively (Note 6)	152,481	257,150
Notes payable, at
Notes payable (Note 6)	130,773	131,605
Notes payable, related party (Note 6)	859	859
Total current liabilities	1,821,605	1,999,214

Long term liabilities:
Senior secured note payable, long term, net of debt issuance costs of $86,538 and $99,852 at March 31, 2021 and December 31, 2020, respectively	903,462	890,148
Lease liability right of use, long term	229,125	26,241
Total long term liabilities	1,132,587	916,389

Commitments and contingencies (Note 7)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 8,579,877 and 8,410,386 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8,580	8,410
Common stock, subscribed	-	12,500
Additional paid in capital	5,731,490	5,401,154
Accumulated deficit	(7,172,263)	(7,184,818)
Total Stockholders' Deficit	(1,427,193)	(1,757,754)

Total Liabilities and Stockholders' Deficit	$1,526,999	$1,157,849

Blackboxstocks Inc.

Statements of Operations

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	March 31,
	2021	2020
Revenue:
Subscriptions	$1,485,798	$411,801
Other revenues	3,870	3,450
Total revenues	1,489,668	415,251

Cost of revenues	395,775	170,352

Gross margin	1,093,893	244,899

Operating expenses:
Software development costs	130,438	34,331
Selling, general and administrative	606,687	349,446
Advertising and marketing	207,312	88,344
Depreciation and amortization	4,324	3,491
Total operating expenses	948,761	475,612

Operating income (loss)	145,132	(230,713)

Interest expense	41,038	33,495
Convertible note financing	-	217,776
Gain on derivative liability	-	(601,170)
Default expense	-	24,750
Amortization of debt discount	91,539	51,607

Income before income taxes	12,555	42,829

Income taxes	-	-

Net income	$12,555	$42,829

Weighted average number of common
shares outstanding - basic	8,513,694	7,942,846
shares outstanding - fully diluted	14,134,194	13,555,627

Net loss per share - basic	$0.00	$0.01
Net income per share - fully diluted	$0.00	$0.00

Blackboxstocks Inc.

Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2021 (Unaudited) and the Year Ended December 31, 2020

							Common	Additional
	Series A Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance at December 31, 2019	5,000,000	$5,000	-	-	7,908,231	$7,908	$35,060	$3,443,640	$(6,829,907)	$(3,338,299)

Issuance of shares in settlement of expenses	-	-	-	-	50,005	50	-	99,950	-	100,000

Net income	-	-	-	-	-	-	-	-	42,829	42,829

Balance at March 31, 2020	5,000,000	$5,000	-	-	7,958,236	$7,958	$35,060	$3,543,590	$(6,787,078)	$(3,195,470)

Balance at December 31, 2020	5,000,000	$5,000	-	-	8,410,386	$8,410	$12,500	$5,401,154	$(7,184,818)	$(1,757,754)

Issuance of shares for cash	-	-	-	-	70,772	71	-	137,935	-	138,006

Issuance of subscribed shares	-	-	-	-	6,411	6	(12,500)	12,494	-	-

Issuance of shares in settlement of liabilities	-	-	-	-	92,308	93	-	179,907	-	180,000

Net income	-	-	-	-	-	-	-	-	12,555	12,555

Balance at March 31, 2021	5,000,000	$5,000	-	-	8,579,877	$8,580	$-	$5,731,490	$(7,172,263)	$(1,427,193)

Blackboxstocks Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	March 31,
	2021	2020
Cash flows from operating activities
Net income	$12,555	$42,829
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,324	3,491
Amortization of note discount	91,539	51,607
Amortization of debt issuance costs	13,314	-
Shares issued in settlement of financing costs	-	100,000
Expenses paid by lender	-	6,133
Convertible note financing	-	217,776
Change in fair value of derivative liability	-	(601,170)
Convertible note default expense	-	24,750
Right of use lease expense	(506)	-
Changes in operating assets and liabilities:
Accounts receivable	6,994	1,866
Inventory	(355)	-
Prepaid expenses	15,600	-
Accounts payable	11,999	7,284
Accrued interest	(2,388)	28,434
Accrued interest, related party	-	3,640
Unearned subscriptions	78,836	73,084
Net cash provided by (used in) operating activities	231,912	(40,276)

Cash flows from investing activities
Purchases of property and equipment	(31,234)	-
Net cash used in investing activities	(31,234)	-

Cash flows from financing activities
Common stock issued for cash	150,506	-
Common stock subscribed	(12,500)	-
Proceeds from issuance of notes payable	-	127,100
Proceeds from issuance of convertible notes payable	-	100,000
Principal payments on notes payable	(832)	(110,980)
Principal payments on convertible notes payable	(196,209)	-
Principal payments on notes payable, related parties	-	(27,046)
Cash advances from related parties	-	5,000
Net cash used in financing activities	(59,035)	94,074

Net increase (decrease) in cash	141,643	53,798

Cash - beginning of year	972,825	21,172
Cash - end of year	$1,114,468	$74,970

Supplemental disclosures
Interest paid	$43,425	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Repayment of note in exchange for note payable	$-	$(39,370)
Common stock issued in settlement of accrued liabilities	$180,000	$-
Discount on notes payable	$-	$69,500
Repayment of note payable, related party in exchange for advances	$-	$2,954

Blackboxstocks Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2021 and 2020

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

2. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At March 31, 2021, the Company had an accumulated deficit of $7,172,263, and for the years ended  December 31, 2020 and 2019 the Company incurred net  losses of $354,911 and $2,983,438, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 6, the Company executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC, (“FVP”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company repaid an existing secured note payable in the amount of $100,000 along with accrued interest, and certain outstanding trade payables in the amount of $133,880. In addition, the Company granted the Lender a security interest in substantially all of its assets. As a result of this financing and the cash flows from operations, the Company had a cash balance of $1,114,468 at March 31, 2021. Management believes that this will be sufficient to fund its operations and service its debt for the next twelve months. In addition, management may continue to raise additional debt or equity capital in order to improve liquidity or finance more aggressive growth or development. There can be no assurance that the Company will be able to raise additional capital or on what terms.

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

Recently Issued Accounting Pronouncements - During the three months ended March 31, 2021 there were several new accounting pronouncements issued by the FASB. Each of the other pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Reclassification - Affiliate referral expenses totaling $ 37,496 as of March 31, 2020 have been reclassed from cost of operations to selling, general and administrative expenses on the statement of operations.

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

During the quarter ended March 31, 2021 the Company exchanged a liability of $180,000 for the purchase of a Simple Agreement for Future Tokens into 92,308 shares of Common Stock at $1.95 per share.

During the quarter ended March 31, 2021 the Company sold 70,772 shares of Common Stock to third parties for $138,006 and issued 6,411 shares of Common Stock previously subscribed for $12,500.

4. Warrants to Purchase Common Stock

Costs attributable to the issuance of warrants to purchase common stock are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance. The fair value cost is computed utilizing the Black-Scholes model and assuming volatility based on U.S. Treasury yield rates for a similar period. The cost of these warrants was not recognized in the financial statements because they were granted in connection with raising capital for the Company. When the options or warrants are exercised, the receipt of consideration will be reported as an increase in stockholders’ equity.

Concurrently with the execution of certain securities purchase agreements, the Company issued warrants to purchase Common Stock. Each warrant is exercisable for a period of five years from the date of the securities purchase agreement. The fair value cost at the date of issuance of these warrants was $639,194.

In conjunction with the issuance of convertible notes payable as described in Note 6, a warrant for the purchase of up to 115,385 shares of common Stock exercisable for a one-year period was issued at an exercise price of $0.01 per share and another warrant for the purchase of up to 360,000 shares of Common Stock exercisable for a five-year period was issued at an exercise price of $1.00 per share. During the year ended December 31, 2020, the warrants for the purchase of 115,385 shares of Common Stock were exercised at $0.01 and as of March 31, 2021, there are warrants for the purchase of up to 479,554 shares of Common Stock outstanding.

	Number of Shares	Exercise Price			Weighted Average Remaining Life (in year)
Warrants as of December 31, 2019	84,295		$1.95		4.53
Issued during 2020	-	$0.01	-	$1.95
Exercise during 2020	(115,385)		$0.01

Warrants as of December 31, 2021	479,554		$0.97
Warrants as of March 31, 2021	479,554		$0.97		3.86

5.  Related Party Transactions

During the year ended December 31, 2019 the Company advanced $1,500 to its VP/Director of Operations and the balance remains outstanding, is unsecured and bears no interest.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Mr. Kepler. As of March 31, 2021 and 2020 the Company had a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

6. Debt

A summary of the Company’s debt at March 31, 2021 and December 31, 2020, by counterparty, is as follows:

Loan Description	3/31/2021	12/31/2020

$1,000,000 12% Senior secured note due November 12 2022	$1,000,000	$1,000,000

$130,200 loan bearing interest at 1% per annum maturing May 1, 2022 issued under the Payroll Protection Program	130,200	130,200

$108,000 Related party note payable due November 30, 2020	859	859

$385,000 8% convertible note payable due July 2021	179,772	318,012

$165,000 8% convertible note payable due July 2021	75,436	133,405
Miscellaneous equipment loans	573	1,405
	1,386,840	1,583,881
Less unamortized discount and debt issuance costs	(189,265)	(294,119)
Total notes payable	$1,197,575	$1,289,762
Current portion of long-term debt	294,113	399,614
Long-term portion	$903,462	$890,148

Notes Payable

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

Notes Payable, related party

On December 6, 2018, Mr. Kepler, advanced $108,000 to the Company for payment to a third party note holder in exchange for an unsecured promissory note. During the year ended December 31, 2020 the Company repaid $107,141 in principal, reducing the balance due as of March 31, 2021 to $859.

Convertible Notes Payable

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party with a face value of $385,000, which included an original issue discount of 10% on the investment amount. On July 17, 2019, the Company issued another 8% Fixed Convertible Promissory Note with a face value of $165,000 which also included am original discount of 10% on the investment amount. The two notes contain substantially identical terms. The Company recorded the value of the notes conversion feature in the amount of $342,308 at inception. The Company defaulted on the notes and incurred default fees of $57,750 and $24,750 for the years ended December 31, 2019 and 2020, respectively which amounts were added to the principal balance.

On July 10, 2020, the Company entered into Forbearance and Note Settlement Agreements (“Agreements”) with the holders of the 8% Fixed Convertible Promissory Notes agreeing to take no further action to avail themselves of the remedies of default defined in the Notes. The Agreements stipulate the Company remit payment of all accrued interest and principal outstanding beginning on July 20, 2020 for thirteen agreed upon payments and until the note is repaid in full. Upon execution of these Agreements, effectively extinguishing the above-described notes, the Company recognized a cancellation of the derivative liability previously related to the conversion feature of $522,065. As additional consideration for the Agreements, the holders were issued warrants to purchase up to 360,000 shares of the Company’s Common Stock at a price of $1.00 per share, exercisable beginning January 10, 2021 and expiring on July 10, 2025. The fair value of the warrant at the date of issuance was $371,243, and was reflected in paid in capital and the related debt discount is being amortized over the term of the Agreements.

7. Commitments and Contingencies

On August 11, 2020 the Company entered into a letter agreement with Winspear Investments, LLC (“Winspear”), pursuant to which the Company retained Winspear to provide strategic advisory services for financial and business matters. The agreement provides for a minimum three-month term and that Winspear would be compensated with the grant of 20,000 shares of the Company’s common stock at inception and an additional 5,000 shares per month for the initial term. In the event Winspear continues to provide services, Winspear shall be compensated an additional grant of 3,000 shares per month for a total of twelve-months and such grants shall not exceed an aggregate issuance of 71,000 shares. The agreement also provides that Winspear shall be granted 80,000 shares if the Company achieves a listing with NASDAQ. The total shares issuable under the agreement shall not be less than a minimum of 35,000 and not exceed a maximum of 151,000 shares. As of March 31, 2021 48,000 common shares have been issued.

On February 22, 2021 the Company amended its lease with Teachers Insurance and Annuity Association of America to expand its space by approximately 847 square feet for a total of 2,685 square feet and extended the expiration date to September 30, 2025.

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

8. Subsequent Events

On April 14, 2021, the Company entered into an amendment for its office lease with Teachers Insurance and Annuity Association of America for its office space at 5430 LBJ Freeway, Dallas, Texas whereby it extended the lease expiration until September 30, 2028.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as with our condensed financial statements and the notes thereto included elsewhere herein.

Overview

Blackboxstocks, Inc. is a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels. Our web-based software (the “Blackbox System”) employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. We continuously scan the New York Stock Exchange (“NYSE”), NASDAQ, Chicago Board Options Exchange (the “CBOE”) and other options markets, analyzing over 8,000 stocks and over 1,000,000 options contracts multiple times per second. We provide our users with a fully interactive social media platform that is integrated into our dashboard, enabling our users to exchange information and ideas quickly and efficiently through a common network. We recently introduced a live audio/video feature that allows our members to broadcast on their own channels to share trading strategies and market insight within the Blackbox community. We employ a subscription based Software as a Service (“SaaS”) business model and maintain a growing base of users that spans 42 countries.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon our ability to obtain sufficient financing or establish the Company as a profitable business. At March 31, 2021, we had an accumulated deficit of $7,172,263 and for the years  ended December 31, 2020 and 2019 the Company incurred net  losses  of $354,911 and $2,983,438, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In November 2020, we executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC, (“FVP”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022.

During the quarter ended March 31, 2021 we sold 70,772 shares of Common Stock to third parties for $138,006 and issued 6,411 shares of Common Stock previously subscribed for $12,500.

As a result of our debt and equity financing and cash flows from operations, we had a cash balance of $1,114,468 at March 31, 2021. Management believes that this will be sufficient to fund our operations and service our debt for the next twelve months. In addition, management may continue to raise additional debt or equity capital in order to improve liquidity or finance more aggressive growth or development. Nevertheless, there can be no assurance that we will be able to raise additional capital or on what terms.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.

Liquidity and Capital Resources

At March 31, 2021, we had a cash balance of $1,114,468 and a working capital deficit of $678,125 as compared to a cash balance of $74,970 and a working capital deficit of $3,367,329 at March 31, 2020.

We believe that the Company has sufficient capital resources to fund current operations and debt service requirements.

Sale of Common Stock and Warrants

During the three months ended March 31, 2021, we received subscriptions for the purchase of 70,772 shares of Common Stock at a cash price of $1.95 per share for aggregate cash consideration of $138,006.

During the quarter ended March 31, 2021 the Company issued 92,308 shares of Common Stock in settlement of a liability in the amount of $180,000 relating to the purchase of a Simple Agreement for Future Tokens.

We may raise additional capital through the sale of our Common Stock or issuing debt. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021 and 2020, our revenue totaled $1,489,668 and $415,251, respectively, an increase of 259% for which our respective costs of revenues totaled $ 395,775 and $170,352, an increase of 132%. The $1,074,417 increase in revenue resulted from an expanded subscription base for monthly revenues. Gross margin for the three months ended March 31, 2021 and 2020 were $1,093,893 and $244,899 respectively. Gross margin as a percentage of sales increased from 59.0% to 73.4% in the period ended March 31, 2021 as a result of the higher revenues and certain fixed cost of sales.

For the three months ended March 31, 2021, we had operating expenses totaling $948,761 compared to $475,612 for the same period in 2020, an increase of $473,149 or 99%. This change is primarily a result of an increase in selling, general and administrative expenses from $349,446 for the three months ended March 31, 2020 compared to $606,687 for the three months ended March 31, 2021. The increase in selling, general and administrative expenses of $257,241 was due to increases in referral expenses of $88,638; professional and outside consulting services of $106,571; rent expense of $7,967; general administrative expenses of $48,833; salary and related $91,492; and computer and internet expenses of $6,456 netted with a decrease in financing expenses of $92,716. Advertising and marketing expenses increased by $118,968 or 135% from $88,344 in the three months ended March 31, 2020 to $207,312 in the three months ended March 31, 2021. Software development costs also increased by $96,107 from $34,331 in the three months ended March 31, 2020 as compared to $130,438 in same period in 2021. We also recorded depreciation and amortization expense of $4,324 for the three months ended March 31, 2021 compared to $3,491 for the three months ended March 31, 2020. For the three months ended March 31, 2021 we recorded operating income of $145,132 as compared to an operating loss of $230,713 for the three months ended March 31, 2020.

For the three months ended March 31, 2021 we incurred interest expense of $41,038 and amortization of debt discount in the amount of $91,539.  The amortization of debt discount relates to our convertible preferred notes.  For the three months ended March 31, 2020, we incurred interest expense of $33,495, convertible note financing expense of $217,776 default expense of $24,750 and amortization of debt discount of $51,607.  The lower interest and financing expenses resulted from the Company repaying certain high interest debt during 2020 and its reliance on lower cost financing.  In addition the company recorded a gain on derivative liability in the amount of $601,170 during the three months ended March 31, 2020.  We recorded net income of $12,555 for the three months ended March 31, 2021 as a result of our significant increase in revenues and higher operating margins as compared to net income of $42,829 for the three months ended March 31, 2020.  The 2020 net income was due to the gain on derivative liability offsetting the operating loss of $230,713 and interest and other financing costs totaling $327,628.

Off Balance Sheet Arrangements

As of March 31, 2021, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2021 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that we only have one director and executive officer dealing with general administrative and financial matters. This constitutes a material weakness in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of our current cash flow situation, we do not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2021 we sold 12,821 shares of Common Stock at $1.95 per share to a third party for $25,001.

On January 25, 2021 we sold 25,641 shares of Common Stock at $1.95 per share to a third party for $50,000.

On January 28, 2021 we converted previously received payments of $130,000 for the purchase of a Simple Agreement for Future Tokens into 66,667 shares of Common Stock.

On February 3, 2021 we entered into a subscription agreement to sell 5,129 shares of Common Stock at $1.95 per share to a third party for $10,002.

On February 3, 2021 we entered into a subscription agreement to sell 12,821 shares of Common Stock at $1.95 per share to a third party, for $25,001.

On February 8, 2021 we entered into a subscription agreement to sell 5,129 shares of Common Stock at $1.95 per share, to a third party, for $10,002.

On March 11, 2021 we sold 9,231 shares of Common Stock at $1.95 per share to a third party for $18,000.

On March 16, 2021 we converted previously received payments of $50,000 for the purchase of a Simple Agreement for Future Tokens into 25,641 shares of Common Stock.

The securities described above were privately offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act. We reasonably believed that each of the purchasers of such securities had access to information concerning its operations and financial condition, were acquiring the securities for their own account and not with a view to the distribution thereof, and each investor qualified as an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no "general solicitation" was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the documentation representing the securities bear legends and/or non-transfer provisions to that effect.

All of the our other sales of unregistered securities during the period covered by the Report have been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and/or current reports on Form 8-K.

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

May 17, 2021	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith