Form 10-Q
period 2021-06-30
BLACKBOXSTOCKS INC.
filed 2021-08-16
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-55108

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of August 10, 2021 was 9,720,879.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of June 30, 2021 (Unaudited) and December 31, 2020

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$626,490	$972,825
Accounts receivable, net of allowance for doubtful accounts of $68,589 at June 30, 2021 and December 31, 2020, respectively	31,184	17,990
Inventory	22,856	17,661
Total current assets	680,530	1,008,476

Property and equipment:
Office, computer and related equipment, net of depreciation of $71,666 and $61,961 at June 30, 2021 and December 31, 2020, respectively	50,484	5,682
Right of use lease, net of amortization of $123,269 and $97,725 at June 30, 2021 and December 31, 2020, respectively	425,830	62,348
Total property and equipment	476,314	68,030

Long term assets:
Prepaid expenses	55,701	44,643
Prepaid expenses, related party (Note 5)	36,700	36,700
Total long term assets	92,401	81,343

Total Assets	$1,249,245	$1,157,849

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$438,789	$352,545
Accrued interest	6,206	10,425
Unearned subscriptions	926,169	1,016,157
Lease liability right of use, current	62,050	40,473
Other liabilities	-	180,000
Senior secured note payable, current	10,000	10,000
Convertible notes payable, net of discount of $10,171 and $194,267 at June 30, 2021 and December 31, 2020, respectively (Note 6)	39,868	257,150
Notes payable (Note 6)	130,200	131,605
Notes payable, related party (Note 6)	-	859
Total current liabilities	1,613,282	1,999,214

Long term liabilities:
Senior secured note payable, long term, net of debt issuance costs of $73,225 and $99,852 at June 30, 2021 and December 31, 2020, respectively	916,775	890,148
Lease liability right of use, long term	368,267	26,241
Total long term liabilities	1,285,042	916,389

Commitments and contingencies (Note 7)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 8,590,877 and 8,410,386 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8,591	8,410
Common stock, subscribed	-	12,500
Additional paid in capital	5,752,929	5,401,154
Accumulated deficit	(7,415,599)	(7,184,818)
Total Stockholders' Deficit	(1,649,079)	(1,757,754)

Total Liabilities and Stockholders' Deficit	$1,249,245	$1,157,849

Blackboxstocks Inc.

Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue:
Subscriptions	$1,460,376	$801,048	$2,946,173	$1,212,849
Other revenues	3,230	7,800	7,101	11,250
Total revenues	1,463,606	808,848	2,953,274	1,224,099

Cost of revenues	409,578	242,158	805,352	412,510

Gross margin	1,054,028	566,690	2,147,922	811,589

Operating expenses:
Software development costs	203,255	57,914	333,693	92,245
Selling, general and administrative	615,727	315,991	1,222,414	665,436
Advertising and marketing	347,188	142,732	554,500	231,076
Depreciation and amortization	5,381	3,337	9,705	6,828
Total operating expenses	1,171,551	519,974	2,120,312	995,585

Operating income (loss)	(117,523)	46,716	27,610	(183,996)

Interest expense	33,257	61,265	74,295	94,760
Convertible note financing	-	282,693	-	500,469
Gain on derivative liability	-	(554,315)	-	(1,155,485)
Default expense	-	-	-	24,750
Amortization of debt discount	92,556	63,246	184,096	114,853

Income (loss) before income taxes	(243,336)	193,827	(230,781)	236,657

Income taxes	-	-	-	-

Net income (loss)	$(243,336)	$193,827	$(230,781)	$236,657

Weighted average number of common
shares outstanding - basic	8,581,448	7,958,231	8,547,758	7,950,539
shares outstanding - fully diluted	8,581,448	13,450,090	8,547,758	12,995,459

Net loss per share - basic	$(0.03)	$0.02	$(0.03)	$0.03
Net income per share - fully diluted		$0.02		$0.02

Blackboxstocks Inc.

Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Series A						Common	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance at December 31, 2019	5,000,000	$5,000	-	-	7,908,231	$7,908	$35,060	$3,443,640	$(6,829,907)	$(3,338,299)

Issuance of shares in settlement of expenses	-	-	-	-	50,005	50	-	99,950	-	100,000

Warrants issued for amendment of convertible notes payable	-	-	-	-	-	-	-	282,693	-	282,693

Net income	-	-	-	-	-	-	-	-	236,657	236,657

Balance at June 30, 2020	5,000,000	$5,000	-	-	7,958,236	$7,958	$35,060	$3,826,283	$(6,593,250)	$(2,718,949)

Balance at December 31, 2020	5,000,000	$5,000	-	-	8,410,386	$8,410	$12,500	$5,401,154	$(7,184,818)	$(1,757,754)

Issuance of shares for cash	-	-	-	-	70,772	71	-	137,935	-	138,006

Issuance of subscribed shares	-	-	-	-	6,411	6	(12,500)	12,494	-	-

Issuance of shares in settlement of liabilities	-	-	-	-	103,308	104	-	201,346	-	201,450

Net loss	-	-	-	-	-	-	-	-	(230,781)	(230,781)

Balance at June 30, 2021	5,000,000	$5,000	-	-	8,590,877	$8,591	$-	$5,752,929	$(7,415,599)	$(1,649,079)

Blackboxstocks Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(230,781)	$236,657
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,705	6,828
Amortization of note discount	184,096	114,853
Amortization of debt issuance costs	26,628	-
Shares issued in settlement of financing costs	-	100,000
Shares issued in settlement of services	21,450	-
Expenses paid by lender	-	6,030
Convertible note financing	-	500,469
Change in fair value of derivative liability	-	(1,155,485)
Convertible note default expense	-	24,750
Right of use lease expense	120	1,350
Changes in operating assets and liabilities:
Accounts receivable	(13,194)	(7,655)
Inventory	(5,195)	-
Prepaid expenses	(11,058)	-
Accounts payable	86,244	22,514
Accrued interest	(4,219)	69,637
Accrued interest, related party	-	7,280
Unearned subscriptions	(89,988)	160,452
Net cash provided by (used in) operating activities	(26,192)	87,680

Cash flows from investing activities
Purchases of property and equipment	(54,507)	-
Net cash used in investing activities	(54,507)	-

Cash flows from financing activities
Common stock issued for cash	150,506	-
Common stock subscribed	(12,500)	-
Proceeds from issuance of notes payable	-	127,100
Proceeds from issuance of convertible notes payable	-	100,000
Proceeds from Payroll Protection Program	-	130,200
Principal payments on notes payable	(1,405)	(233,800)
Principal payments on convertible notes payable	(401,378)	-
Principal payments on notes payable, related parties	(859)	(78,246)
Cash advances from related parties	-	5,000
Net cash provided by (used in) financing activities	(265,636)	50,254

Net increase (decrease) in cash	(346,335)	137,934

Cash - beginning of year	972,825	21,172
Cash - end of period	$626,490	$159,106

Supplemental disclosures
Interest paid	$78,502	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Repayment of note in exchange for note payable	$-	$(39,370)
Common stock issued in settlement of accrued liabilities	$180,000	$-
Discount on notes payable	$-	$69,500
Repayment of note payable, related party in exchange for advances	$-	$4,823

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020

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

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At June 30, 2021, the Company had an accumulated deficit of $7,415,599, and for the years ended December 31, 2020 and 2019 the Company incurred net losses of $354,911 and $2,983,438, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 6, the Company executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC, (“FVP”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company repaid an existing secured note payable in the amount of $100,000 along with accrued interest, and certain outstanding trade payables in the amount of $133,880. In addition, the Company granted the Lender a security interest in substantially all of its assets. As a result of this financing and the cash flows from operations, the Company had a cash balance of $626,490 at June 30, 2021. Management believes that this will be sufficient to fund its operations and service its debt for the next twelve months. In addition, management may continue to raise additional debt or equity capital in order to improve liquidity or finance more aggressive growth or development. There can be no assurance that the Company will be able to raise additional capital or on what terms.

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

Recently Issued Accounting Pronouncements - During the six months ended June 30, 2021 there were several new accounting pronouncements issued by the FASB. Each of the pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Reclassification - Affiliate referral expenses totaling $92,943 as of June 30, 2020 have been reclassed from cost of operations to selling, general and administrative expenses on the statement of operations.

3.   Stockholders’ Deficit

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock do not accumulate dividends, have no liquidation preferences and are convertible into shares of Common Stock on a one-for-one basis. Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company’s Common Stock. Until May 27, 2021 all shares were held by Gust C. Kepler, Director, Chief Executive Officer, President and Chief Financial Officer (“Mr. Kepler”). On May 27, 2021 Mr. Kepler sold and transferred 1,130,002 shares of the Series A Convertible Preferred Stock and as of June 30, 2021 he holds 3,869,998 shares.

During the six months ended June 30, 2021 the Company exchanged a liability of $180,000 for the purchase of a Simple Agreement for Future Tokens into 92,308 shares of Common Stock at $1.95 per share.

During the six months ended June 30, 2021 the Company sold 70,772 shares of Common Stock to third parties for $138,006 and issued 6,411 shares of Common Stock previously subscribed for $12,500.

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

Concurrently with the execution of certain securities purchase agreements, the Company issued warrants to purchase Common Stock. Each warrant is exercisable for a period of one to five years from the date of the securities purchase agreement. The fair value cost at the date of issuance of these warrants was $639,194.

In conjunction with the issuance of convertible notes payable as described in Note 6, a warrant for the purchase of up to 115,385 shares of common Stock exercisable for a one-year period was issued at an exercise price of $0.01 per share and another warrant for the purchase of up to 360,000 shares of Common Stock exercisable for a five-year period was issued at an exercise price of $1.00 per share. During the year ended December 31, 2020, the warrants for the purchase of 115,385 shares of Common Stock were exercised at $0.01 and as of June 30, 2021, there are warrants for the purchase of up to 479,554 shares of Common Stock outstanding.

	Number of Shares	Exercise Price			Weighted Average Remaining Life (in year)
Warrants as of December 31, 2019	84,295		$1.95		4.53
Issued during 2020	-	$0.01	-	$1.95
Exercise during 2020	(115,385)		$0.01

Warrants as of December 31, 2020	479,554		$0.97
Warrants as of June 30, 2021	479,554		$0.97		7.95

5.  Related Party Transactions

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Mr. Kepler. As of June 30, 2021 and 2020 the Company had a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are reserved in anticipation of a future campaign to move the Company’s stock to listing on a national exchange.

6. Debt

A summary of the Company’s debt at June 30, 2021 and December 31, 2020, by counterparty, is as follows:

Loan Description	6/30/2021	12/31/2020

$1,000,000 12% Senior secured note due November 12 2022	$1,000,000	$1,000,000
$130,200 loan bearing interest at 1% per annum maturing May 1, 2022 issued under the Payroll Protection Program	130,200	130,200
$108,000 related party note payable due November 30, 2020	--	859
$385,000 8% convertible note payable due July 2021	35,220	318,012
$165,000 8% convertible note payable due July 2021	14,819	133,405
Miscellaneous equipment loans	--	1,405
	1,180,239	1,583,881
Less unamortized discount and debt issuance costs	(83,396)	(294,119)
Total notes payable	$1,096,843	$1,289,762
Current portion of long-term debt	180,068	399,614
Long-term portion	$916,775	$890,148

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

Notes Payable, related party

On December 6, 2018, Mr. Kepler, advanced $108,000 to the Company for payment to a third party note holder in exchange for an unsecured promissory note. During the six months ended June 30, 2021 and year ended December 31, 2020 the Company repaid $859 and $107,141, respectively, reducing the balance due as of June 30, 2021 to $0.

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

7. Commitments and Contingencies

On August 11, 2020 the Company entered into a letter agreement with Winspear Investments, LLC (“Winspear”), pursuant to which the Company retained Winspear to provide strategic advisory services for financial and business matters. The agreement provided for a minimum three-month term and that Winspear would be compensated with the grant of 20,000 shares of the Company’s common stock at inception and an additional 5,000 shares per month for the initial term. In the event Winspear continues to provide services, Winspear shall be compensated an additional grant of 3,000 shares per month for a total of twelve-months and such grants shall not exceed an aggregate issuance of 71,000 shares. The agreement also provides that Winspear shall be granted 80,000 shares if the Company achieves a listing with NASDAQ. The total shares issuable under the agreement shall not be less than a minimum of 35,000 and not exceed a maximum of 151,000 shares. As of June 30, 2021 59,000 common shares have been issued.

On February 22, 2021 the Company amended its lease with Teachers Insurance and Annuity Association of America (“TIAA”) to expand its space by approximately 847 square feet for a total of 2,685 square feet and extended the expiration date to September 30, 2025.

On April 14, 2021, the Company amended its lease with TIAA extending the lease expiration until September 30, 2028. The table below shows the future lease payment obligations.

Year ended	Amount
2021	44,357
2022	88,792
2023	87,934
2024	89,948
2025	91,122
2026 and thereafter	260,781

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

8. Subsequent Events

On July 9 and July 14, 2021 holders of 1,130,002 of the Company’s Series A Convertible Preferred Shares converted their Series A Convertible Preferred Shares into 1,130,002 shares of the Company’s Common Stock.

On August 11, 2021, the Company filed an information statement with the SEC disclosing that the Company had created the 2021 Blackboxstocks, Inc. Incentive Stock Plan (the “Plan”). The Plan provides for the grant of stock options and restricted stock grants to employees, directors and certain non-employee consultants. The Plan shall be administered by the Company’s board of directors or a committee thereof. 750,000 shares of the common stock are reserved for issuance under the plan.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon our ability to establish the Company as a profitable business. At June 30, 2021, we had an accumulated deficit of $ 7,415,599 and for the three and six months ended June 30, 2021, reported net losses of $243,336 and $230,781, respectively. By contrast, at December 30, 2020, the Company had an accumulated deficit of $7,184,818 and for the three and six months ended June 30, 2020, reported net income of $193,827 and $236,657, respectively.

In November 2020, we executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC, (“FVP”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022.

As a result of our debt financing and cash flows from operations, we had a cash balance of $626,490 at June 30, 2021. Management believes that this will be sufficient to fund our operations and service our debt requirements for the next twelve months. In addition, management may continue to raise additional debt or equity capital in order to improve liquidity or finance more aggressive growth or development. Nevertheless, there can be no assurance that we will be able to raise additional capital or on what terms.

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

Liquidity and Capital Resources

At June 30, 2021, we had a cash balance of $626,490 and a working capital deficit of $932,752 as compared to a cash balance of $972,825 and a working capital deficit of $990,738 at December 31, 2020. Our cash flows from operations were negative $26,192 for the six months ended June 30, 2021 as compared to a positive $87,680 for the prior year period. For the six months ended June 30, 2021, the net loss was largely offset by amortization of debt discount and debt issuance costs. During the same period, the Company incurred capital expenditures in the amount of $54,507 related primarily to the purchase of new servers. We do not expect this level of capital expenditures to continue for the next twelve months.

Net cash used from financing activities was $265,636 for the six months ended June 30, 2021. This consisted of $403,642 of principal repayments that was partially offset by $138,006 in stock issuances. The Company has only $50,039 in principal payments remaining on its convertible notes payable which will be paid in the third quarter of 2021. Principal payments on our $1,000,000 senior debt begin in December of 2021 at $10,000 per month until its maturity in November 2022, which can be extended. As a result of retiring our convertible notes payable, the Company’s debt service requirements will be significantly lower for the next twelve months. We may also issue additional equity or debt in order to improve liquidity or finance growth or development initiatives although there can be no assurance that we will be able to do so or on what terms. If we are successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company.

We believe that the Company has sufficient capital resources to fund current operations and debt service requirements.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

For the three months ended June 30, 2021 and 2020, our revenue was $1,463,606 and $808,848, respectively, an increase of 81%. The $654,758 increase in revenue resulted from growth in our subscriber base which was due to additional marketing and advertising expenditures and continued acceptance of our platform. Cost of revenues for the three months ended June 30, 2021 and 2020 were $409,578 and $242,158, resulting in gross margins of 72% and 70%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs as well as the costs for program moderators. Costs for online program moderators increased 62% for the quarter ended June 30, 2021 as compared to the 2020 period and comprise the second largest portion of our cost of revenues. We do not expect our gross margins to change significantly from their current level unless we add additional products with different margins or incur unexpected cost increases.

For the three months ended June 30, 2021, operating expenses were $1,171,551 compared to $519,974 for the same period in 2020, an increase of $651,577 or 125%. We experienced significantly higher expenditures in most of our expense categories for the 2021 period. Selling, general and administrative expenses increased from $315,991 for the three months ended June 30, 2020 compared to $615,727 for the three months ended June 30, 2021, an increase of 95%.  The increase in selling, general and administrative expenses of $299,736 was the largest dollar value component of the operating expense increase. The primary components of the increase were increases in referral expenses of $37,766; professional and outside consulting services of $68,673, general administrative expenses of $42,842, salary and payroll of $134,491 and financing expense of $13,315. Advertising and marketing expenses increased by $204,456 or 143% from $142,732 in the three months ended June 30, 2020 to $347,188 in the three months ended June 30, 2021. Software development costs also increased significantly by $145,341 or 251% from $57,914 in the three months ended June 30, 2020 as compared to $203,255 in same period in 2021. The increased software development costs were incurred for improvements to our platform including our online social media component, development of a native application and new product development.

We expect to continue to incur increases in our operating costs for the foreseeable future. Expense increases for advertising and marketing activities should correlate most closely to sales growth, but as seen in the 2021 quarter, will not necessarily be directly correlated. Software development costs were relatively low in the quarter ended June 30, 2020 due to limited capital resources of the Company at that time. We anticipate that software development costs will remain relatively consistent with their current level through the balance of calendar 2021 and that any significant increases will be attributable to new product development.

Loss from operations for the three months ended June 30, 2021 was $117,523 as compared to income from operations of $46,717 for the prior year period due to higher sales and gross margins being offset by increased operating expenses as delineated above. Non-operating expenses for the three months ended June 30, 2021 consisted of interest expense of $33,257 and amortization of debt discount of $92,556 resulting in a net loss for the period of $243,336. Non-operating expenses for the three months ended June 30, 2020 included interest expense of 61,265 and amortization of debt discount of $63,246. In addition, during the 2020 period we also incurred $282,693 of convertible debt expense and a gain on derivative liabilities of $554,315. These non-recurring items more than offset the interest expense and amortization of debt discount to result in net income for the period of $193,827. The amortization of debt discount will decline in the third quarter of 2021 and be eliminated with the retirement of the related debt resulting in net interest expense that should remain consistent at its current levels for the next year.

Comparison of Six Months Ended June 30, 2021 and 2020

For the six months ended June 30, 2021 and 2020, our revenue was $2,953,274 and $1,224,099, respectively, and increase of 141%. The $1,729,175 increase in revenue resulted from growth in our subscriber base which was due to additional marketing and advertising expenditures and continued acceptance of our platform throughout the year. Relative growth was stronger in the first quarter of 2021 than the second quarter as the first quarter of 2020 was when the Company’s aggressive growth began, as well as significant gains in the first quarter of 2021 which we believe were attributable to unusual market activity in stocks such as Gamestop and AMC which we believe drove short term subscriptions. Cost of revenues for the six months ended June 30, 2021 and 2020 were $805,232 and $412,510 resulting in gross margins of 73% and 66%, respectively. The higher margins in the 2021 period were the result of increased leverage of fixed costs including the fixed cost components of the data and news feed expenses for exchange information which comprise the majority of the costs. Costs for online program moderators increased 74% for the six months ended June 30, 2021 as compared to the 2020 period and comprised the second largest portion of our cost of revenues. As noted above, we do not expect our gross margins to change significantly from their current level unless we add additional products with different margins or incur unexpected cost increases.

For the six months ended June 30, 2021, we incurred operating expenses totaling $2,120,312 compared to $995,585 for the same period in 2020, an increase of $1,124,727 or 113%. We experienced significantly higher expenditures in most of our expense categories for the 2021 period. Selling, general and administrative expenses increased from $665,436 for the six months ended June 30, 2020 to $1,222,414 for the six months ended June 30, 2021, an increase of 84%.  The increase in selling, general and administrative expenses of $556,978 was primarily due to increases in referral expenses of $126,404; professional and outside consulting services of $175,245; general administrative expenses of $94,076; salary and payroll of $225,983, which were partially offset by a decrease in financing expenses of $79,402. Advertising and marketing expenses increased by $323,424 or 140% from $231,076 in the six months ended June 30, 2020 to $554,500 in the six months ended June 30, 2021. Software development costs also significantly increased by $241,448 or 262% from $92,245 in the six months ended June 30, 2020 as compared to $333,693 in same period in 2021. As noted above, the increased software development costs were incurred for improvements to our platform including our online social media component, development of a native application and new product development and were significantly higher in the second quarter of 2021 than in the first quarter.

For the six months ended June 30, 2021 we recorded income from operations of $27,610 as compared to a loss from operations of $183,996 for the six months ended June 30, 2020, an increase of $ 211,606. Gross margin for the six months ended June 30, 2021 of $2,147,922 was $1,336,333 or 165% higher than the same period in 2020, but was partially offset by $1,124,727 in higher operating expenses. Non-operating expenses for the six months ended June 30, 2021 consisted of interest expense of $74,295 and amortization of debt discount of $184,086 resulting in a net loss for the period of $230,781. Non-operating expenses for the six months ended June 30, 2020 included interest expense of $94,760 and amortization of debt discount of $114,853. In addition, the 2020 period also had $500,469 of convertible debt expense and a gain on derivative liabilities of $1,155,485. These non-recurring items more than offset the loss from operations as well as interest expense and amortization of debt discount to result in net income for the period of $236,657.

Off Balance Sheet Arrangements

As of June 30, 2021, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2021 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that we only have two directors and executive officers dealing with general administrative and financial matters. This constitutes a material weakness in the internal controls. Management has decided that considering the officers and directors involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of our current cash flow situation, we do not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2021 we issued 11,000 shares of Common Stock valued at $1.95 per share, to Winspear Investments, LLC, in exchange for services.

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

All of our other sales of unregistered securities during the period covered by the Report have been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and/or current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2021	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith