Form 10-Q
period 2021-09-30
BLACKBOXSTOCKS INC.
filed 2021-11-15
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 726-9203
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BLBX	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s Common Stock as of November 11, 2021 was 10,525,323.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of September 30, 2021 (Unaudited) and December 31, 2020

	September 30,	December 31
	2021	2020
Assets
Current assets:
Cash	$420,400	$972,825
Accounts receivable, net of allowance for doubtful accounts of $68,589 at September 30, 2021 and December 31, 2020, respectively	16,698	17,990
Inventory	23,457	17,661
Other current assets	1,804	-
Prepaid expenses	112,914	44,643
Prepaid expenses, related party (Note 5)	36,700	36,700
Total current assets	611,973	1,089,819

Property and equipment:
Office, computer and related equipment, net of depreciation of $76,426 and $61,961 at September 30, 2021 and December 31, 2020, respectively	51,827	5,682
Right of use lease, net of amortization of $135,029 and $97,725 at September 30, 2021 and December 31, 2020, respectively	414,070	62,348
Total property and equipment	465,897	68,030

Total assets	$1,077,870	$1,157,849

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$533,782	$352,545
Accrued interest	6,296	10,425
Unearned subscriptions	773,139	1,016,157
Lease liability right of use, current	60,092	40,473
Other liabilities	-	180,000
Senior secured note payable, current	10,000	10,000
Convertible notes payable, net of discount of $-0- and $194,267 at September 30, 2021 and December 31, 2020, respectively (Note 7)	35,220	257,150
Notes payable (Note 7)	96,795	131,605
Notes payable, related party (Note 7)	-	859
Total current liabilities	1,515,324	1,999,214

Long term liabilities:
Senior secured note payable, long term, net of debt issuance costs of $59,911 and $99,852 at September 30, 2021 and December 31, 2020, respectively	930,089	890,148
Lease liability right of use, long term	353,978	26,241
Total long term liabilities	1,284,067	916,389

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 and 5,000,000 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,270	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 10,320,879 and 8,410,386 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,321	8,410
Common stock, subscribed	-	12,500
Additional paid in capital	6,186,463	5,401,154
Accumulated deficit	(7,921,575)	(7,184,818)
Total stockholders' deficit	(1,721,521)	(1,757,754)

Total liabilities and stockholders' deficit	$1,077,870	$1,157,849

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Subscriptions	$1,466,363	$1,093,245	$4,412,536	$2,306,094
Other revenues	5,451	7,084	12,552	18,334
Total revenues	1,471,814	1,100,329	4,425,088	2,324,428

Cost of revenues	469,601	288,213	1,274,953	700,723

Gross margin	1,002,213	812,116	3,150,135	1,623,705

Operating expenses:
Software development costs	111,898	83,705	445,591	175,950
Selling, general and administrative	1,098,427	466,225	2,320,841	1,131,661
Advertising and marketing	286,057	173,559	840,557	404,635
Depreciation and amortization	4,760	3,144	14,465	9,972
Total operating expenses	1,501,142	726,633	3,621,454	1,722,218

Operating income (loss)	(498,929)	85,483	(471,319)	(98,513)

Other (income) expense:
Interest expense	30,281	33,469	104,576	128,229
Convertible note financing	-	-	-	500,469
Gain on derivative liability	-	(10,757)	-	(1,166,242)
Default expense	-	-	-	24,750
Amortization of debt discount	10,171	135,482	194,267	250,335
Gain on forgiveness of note payable	(33,405)	-	(33,405)	-
Total other (income) expense	7,047	158,194	265,438	(262,459)

Income (loss) before income taxes	(505,976)	(72,711)	(736,757)	163,946

Income Taxes	-	-	-	-

Net income (loss)	(505,976)	(72,711)	(736,757)	163,946

Weighted average number of common
shares outstanding - basic	9,717,580	8,116,112	8,942,024	8,006,006
shares outstanding - fully diluted				13,084,927

Net income (loss) per share - basic	$(0.05)	$(0.01)	$(0.08)	$0.02
Net income per share - fully diluted				$0.01

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Common Stock	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Paid in Capital	Deficit	Total

Balances, December 31, 2019	-	$-	5,000,000	$5,000	7,908,231	$7,908	$35,060	$3,443,640	$(6,829,907)	$(3,338,299)

Issuance of shares in settlement of expenses	-	-	-	-	50,005	50	-	99,950	-	100,000

Net income	-	-	-	-	-	-	-	-	42,829	42,829

Balances, March 31, 2020	-	-	5,000,000	5,000	7,958,236	7,958	35,060	3,543,590	(6,787,078)	(3,195,470)

Warrants issued for amendment of convertible notes payable	-	-	-	-	-	-	-	282,693	-	282,693

Net income	-	-	-	-	-	-	-	-	193,828	193,828

Balances, June 30, 2020	-	-	5,000,000	5,000	7,958,236	7,958	35,060	3,826,283	(6,593,250)	(2,718,949)

Issuance of shares for cash	-	-	-	-	184,617	185	-	135,971	-	136,156

Issuance of shares in settlement of expenses	-	-	-	-	3,334	3	-	6,497	-	6,500

Issuance of shares in exchange for services	-	-	-	-	25,000	25	-	48,725	-	48,750

Convertible note forbearance extinguishment of derivative liability	-	-	-	-	-	-	-	522,065	-	522,065

Warrants issued for amendment of convertible notes payable	-	-	-	-	-	-	-	371,243	-	371,243

Net loss	-	-	-	-	-	-	-	-	(72,711)	(72,711)

Balances, September 30, 2020	-	$-	5,000,000	$5,000	8,171,187	$8,171	$35,060	$4,910,784	$(6,665,961)	$(1,706,946)

Balances, December 31, 2020	-	$-	5,000,000	$5,000	8,410,386	$8,410	$12,500	$5,401,154	$(7,184,818)	$(1,757,754)

Issuance of shares for cash	-	-	-	-	70,772	71	-	137,935	-	138,006

Issuance of subscribed shares	-	-	-	-	6,411	6	(12,500)	12,494	-	-

Issuance of shares in settlement of liabilities	-	-	-	-	92,308	93	-	179,907	-	180,000

Net income	-	-	-	-	-	-	-	-	12,555	12,555

Balances, March 31, 2021	-	-	5,000,000	5,000	8,579,877	8,580	-	5,731,490	(7,172,263)	(1,427,193)

Issuance of in settlement of services	-	-	-	-	11,000	11	-	21,439	-	21,450

Net loss	-	-	-	-	-	-	-	-	(243,336)	(243,336)

Balances, June 30, 2021	-	-	5,000,000	5,000	8,590,877	8,591	-	5,752,929	(7,415,599)	(1,649,079)

Issuance of common shares from conversion of Series A preferred shares	-	-	(1,730,002)	(1,730)	1,730,002	1,730	-	-	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	10,635	-	10,635

Issuance of options for compensation	-	-	-	-	-	-	-	422,899	-	422,899

Net loss	-	-	-	-	-	-	-	-	(505,976)	(505,976)

Balances, September 30, 2021	-	$-	3,269,998	$3,270	10,320,879	$10,321	$-	$6,186,463	$(7,921,575)	$(1,721,521)

Blackboxstocks Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(736,757)	$163,946
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,465	9,972
Amortization of note discount and issuance costs	234,208	250,335
Shares issued in settlement of financing costs	-	100,000
Shares issued in settlement of services	21,450	55,250
Stock based compensation	433,534	-
Expenses paid by lender	-	6,030
Convertible note financing	-	500,469
Change in fair value of derivative liability	-	(1,166,242)
Convertible note default expense	-	24,750
Gain on forgiveness of note payable	(33,405)	-
Right of use lease	(4,366)	1,086
Changes in operating assets and liabilities:
Accounts receivable	1,292	(14,489)
Inventory	(5,796)	(14,757)
Other current assets	(1,804)	-
Prepaid expenses	(68,271)	-
Accounts payable	181,237	(50,764)
Accrued interest	(4,129)	(11,901)
Accrued interest, related party	-	10,960
Unearned subscriptions	(243,018)	227,734
Net cash provided by (used in) operating activities	(211,360)	92,379

Cash flows from investing activities:
Purchase of property and equipment	(60,610)	-
Cash repayments from related parties	-	6,890
Net cash used in investing activities	(60,610)	6,890

Cash flows from financing activities:
Common stock issued for cash	138,006	136,156
Proceeds from issuance of notes payable	-	127,100
Proceeds from issuance of convertible notes payable	-	100,000
Proceeds from Payroll Protection Program	-	130,200
Principal payments on notes payable	(1,405)	(331,573)
Principal payments on convertible notes payable	(416,197)	(13,289)
Principal payments on notes payable, related parties	(859)	(103,558)
Net cash provided by (used in) financing activities	(280,455)	45,036

Net increase (decrease) in cash	$(552,425)	$144,305
Cash - beginning of year	972,825	21,172
Cash - end of period	$420,400	$165,477

Supplemental disclosures:
Interest paid	$108,705	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Repayment of note in exchange for note payable	$-	$39,370
Common stock issued in settlement of accrued liabilities	$180,000	$-
Discount on notes payable	$-	$69,500
Repayment of note payable, related party in exchange for advances	$-	$2,933
Issuance of warrants for forbearance agreements	$-	$371,243
Preferred Series A shares converted to common shares	$1,730	$-

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020

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

Recently Issued Accounting Pronouncements - During the nine months ended September 30, 2021 there were several new accounting pronouncements issued by the FASB. Each of the pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Shares of Series A Convertible Preferred Stock do not accumulate dividends, have no liquidation preferences and are convertible into shares of Common Stock on a one-for-one basis. Additionally, each share entitles the holder to 100 votes and, with respect to dividend and liquidation rights, the shares rank pari passu with the Company’s Common Stock. Until May 27, 2021 all shares were held by Gust C. Kepler, Director, Chief Executive Officer, President and Chief Financial Officer (“Mr. Kepler”). On May 27, 2021 Mr. Kepler sold and transferred 1,130,002 shares of the Series A Convertible Preferred Stock, all of which were converted into 1,130,002 shares of common stock during July 2021. During August 2021, Mr. Kepler converted an additional 600,000 shares of the Series A Convertible Preferred Stock into 600,000 shares of common stock. As of September 30, 2021 Mr. Kepler held 3,269,998 shares.

During the nine months ended September 30, 2021, the Company exchanged a liability of $180,000 for the purchase of a Simple Agreement for Future Tokens into 92,308 shares of common stock at $1.95 per share.

During the nine months ended September 30, 2021, the Company sold 70,772 shares of common stock to third parties for $138,006 and issued 6,411 shares of common stock previously subscribed for $12,500.

During the nine months ended September 30, 2021, the Company issued 11,000 shares of common stock at $1.95 per share in settlement of services provided to the Company totaling $21,450 to Winspear Investments LLC.

4. Warrants to Purchase Common Stock

Costs attributable to the issuance of warrants to purchase common stock are measured at fair value at the date of issuance and offset with a corresponding increase in ‘Additional Paid in Capital’ at the time of issuance.

Until January 1, 2021, the fair value cost was computed utilizing the Black-Scholes model using the following inputs: the price of the Company’s common stock on the date of issuance, a risk-free interest rate based on applicable treasury rates, and expected volatility of the Company’s common stock of based on historical volatility, various exercise prices, and terms reflecting the term of the warrant issued.

Concurrently with the execution of certain securities purchase agreements during 2020, the Company issued warrants to purchase Common Stock. Each warrant is exercisable for a period of one to five years from the date of the securities purchase agreement. The fair value cost at the date of issuance of these warrants was $639,194.

In conjunction with the issuance of convertible notes payable as described in Note 7, a warrant for the purchase of up to 115,385 shares of common Stock exercisable for a one-year period was issued at an exercise price of $0.01 per share and another warrant for the purchase of up to 360,000 shares of Common Stock exercisable for a five-year period was issued at an exercise price of $1.00 per share.

Beginning January 1, 2021, the Company computes fair value cost using the Cox-Ross-Rubinstein binomial model. During the period ended September 30, 2021, the Company estimated the fair value of the warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance, a risk-free interest rate of 1.30%, and expected volatility of 50% based on the volatility of comparable publicly traded entities, various exercise prices, and terms of up to 10 years.

On September 11, 2021, the Company issued Robert Winspear, Chief Financial Officer, Secretary and a director of the Company, a warrant to purchase up to 100,000 shares of common stock exercisable for a ten-year period at an exercise price of $1.95. The warrants vest monthly over 36 months after the issuance date. The fair value of these warrants at the issuance date was $382,571, which is being expensed as vesting occurs.

The following table presents the Company’s warrants as of September 30, 2021 and December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2019	84,295	$1.95	4.45
Issued	510,644	$0.84	5.00
Exercised	(115,385)	$0.01	-
Warrants as of December 31, 2020	479,554	$1.24	4.34
Issued	152,602	$1.80	10.00
Exercised	-	$-	-
Warrants as of September 30, 2021	632,156	$1.37	4.64

At September 30, 2021, warrants for the purchase of 534,937 shares were vested and warrants for the purchase of 97,219 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $371,936 as they vest.

5. Incentive Stock Plan

On August 11, 2021, the Company filed an information statement with the SEC disclosing that the Company had created the 2021 Blackboxstocks, Inc. Incentive Stock Plan (the “Plan”). The Plan provides for the grant of stock options and restricted stock grants to employees, directors and certain non-employee consultants. The Plan is administered by the Company’s board of directors or a committee thereof. 750,000 shares of the common stock are reserved for issuance under the plan.

During the period ended September 30, 2021, the Company estimated the fair value of the options based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; a risk-free interest rate of 1.30%, and expected volatility of 50% based on the volatility of comparable publicly traded entities, various exercise prices, and terms of 10 years.

On August 31, 2021, options to purchase up to 597,500 shares of common stock exercisable for a ten-year period were issued at an exercise price of $2.99. The fair value of these options at the issuance date was $1,076,340, which is being expensed as vesting occurs over the applicable service periods.

On September 11, 2021, options to purchase up to 15,000 shares of common stock exercisable for a ten-year period were issued at an exercise price of $4.96. The fair value of these options at the issuance date was $44,823, which is being expensed as vesting occurs over the applicable service periods. In addition, 6,048 shares of restricted common stock were granted on Spetember 11, 2021 and vest monthly over twelve months. As of September 30, 2021, none of the restricted common stock shares have vested or been issued.

The following table presents the Company’s options as of September 30, 2021 and December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2020	-	$-	-
Issued	612,500	$3.04	10.00
Exercised	-	$-	-
Options as of September 30, 2021	612,500	$3.04	9.92

At September 30, 2021, options to purchase 222,085 shares were vested and options to purchase 390,415 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $698,264 as they vest.

6.  Related Party Transactions

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Mr. Kepler. As of September 30, 2021 and 2020 the Company had a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds are expected to be used over the next three to six months.

7. Debt

A summary of the Company’s debt at September 30, 2021 and December 31, 2020, by counterparty, is as follows:

	9/30/2021	12/31/2020
$1,000,000 12% Senior secured note due November 12 2022	$1,000,000	$1,000,000
$130,200 loan bearing interest at 1% per annum maturing May 1, 2022 issued under the Payroll Protection Program	96,795	130,200
$108,000 related party note payable due November 30, 2020	-	859
$385,000 8% convertible note payable due July 2021	35,220	318,012
$165,000 8% convertible note payable due July 2021	-	133,405
Miscellaneous equipment loans	-	1,405
	1,132,015	1,583,881
Less unamortized discount and debt issuance costs	(59,911)	(294,119)
Total notes payable	$1,072,104	$1,289,762
Current portion of long-term debt	142,015	399,614
Long-term portion	$930,089	$890,148

Notes Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) the Company was awarded a loan of $130,200. The loan carries an interest rate of 1% and matures on May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795.

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

Notes Payable, related party

On December 6, 2018, Mr. Kepler, advanced $108,000 to the Company for payment to a third party note holder in exchange for an unsecured promissory note. During the nine months ended September 30, 2021 and year ended December 31, 2020 the Company repaid $859 and $107,141, respectively, reducing the balance due as of September 30, 2021 to $0.

Convertible Notes Payable

On May 21, 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party with a face value of $385,000, which included an original issue discount of 10% on the investment amount. On July 17, 2019, the Company issued another 8% Fixed Convertible Promissory Note with a face value of $165,000 which also included an original discount of 10% on the investment amount. The two notes contain substantially identical terms. The Company recorded the value of the notes conversion feature in the amount of $342,308 at inception. The Company defaulted on the notes and incurred default fees of $57,750 and $24,750 for the years ended December 31, 2019 and 2020, respectively which amounts were added to the principal balance.

On July 10, 2020, the Company entered into Forbearance and Note Settlement Agreements (“Agreements”) with the holders of the 8% Fixed Convertible Promissory Notes agreeing to take no further action to avail themselves of the remedies of default defined in the Notes. The Agreements stipulate the Company remit payment of all accrued interest and principal outstanding beginning on July 20, 2020 for thirteen agreed upon payments and until the note is repaid in full. Upon execution of these Agreements, effectively extinguishing the above-described notes, the Company recognized a cancellation of the derivative liability previously related to the conversion feature of $522,065. As additional consideration for the Agreements, the holders were issued warrants to purchase up to 360,000 shares of the Company’s Common Stock at a price of $1.00 per share, exercisable beginning January 10, 2021 and expiring on July 10, 2025. The fair value of the warrants at the date of issuance was $371,243, and was reflected in paid in capital and the related debt discount was amortized over the term of the Agreements.

During the nine months ended September 30, 2021, the Company repaid $133,405 of the principal on the July 17, 2019 note, reducing the balance due as of September 30, 2021 to $0. During the nine months ended September 30, 2021, the Company repaid $282,792 of the principal on the May 21, 2019 note, reducing the balance due as of September 30, 2021 to $35,220.

8. Commitments and Contingencies

On August 11, 2020 the Company entered into a letter agreement with Winspear Investments, LLC (“Winspear”), an entity controlled by Robert Winspear, Winspear, Chief Financial Officer, Secretary and a director of the Company, pursuant to which the Company retained Winspear to provide strategic advisory services for financial and business matters. The agreement provided for a minimum three-month term and that Winspear would be compensated with the grant of 20,000 shares of the Company’s common stock at inception and an additional 5,000 shares per month for the initial three months and an additional grant of 3,000 shares per month thereafter. The agreement also provides that Winspear shall be granted 80,000 shares if the Company achieves a listing with NASDAQ. As of September 30, 2021, 59,000 common shares have been issued and 9,000 shares remain payable to Winspear. On November 9, 2021, the Company was approved for listing on the NASDAQ Capital Market and the remaining 80,000 shares became payable to Winspear (see Note 9 Subsequent Events).

On February 22, 2021 the Company amended its lease with Teachers Insurance and Annuity Association of America (“TIAA”) to expand its space by approximately 847 square feet for a total of 2,685 square feet and extended the expiration date to September 30, 2025. On April 14, 2021, the Company amended its lease with TIAA extending the lease expiration until September 30, 2028.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2021	$22,291
2022	88,792
2023	87,934
2024	89,948
2025	9,112
Thereafter	260,781
$558,858

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

9. Subsequent Events

On November 9, 2021 the Company entered into an underwriting agreement with Alexander Capital LP as representative for the underwriters named therein, pursuant to which the Company sold 2,400,000 shares of its Common Stock at an offering price of $5.00 in an underwritten public offering upon which its shares became listed on the NASDAQ Capital Market. Net proceeds to the Company after underwring discounts and offering expenses were approximately $10,610,000.  The underwriting agreement grants the underwriter(s) an over-allotment option whereby they may purchase up to 360,000 additional shares of the Company’s Common Stock at $5.00 per share for a period of 45 days. The Company also granted the underwriter a warrant to purchase up to 6% of the total shares offered (144,000 shares) at a price equal to 125% of the oferring price for a period term of five years.The agreement also includes standard indemnification provisions between the Company and the Underwriter.

On November 1, 2021, the Company issued 204,444 shares of common stock undrer the cashless exercise provision of warrants exercisable for the purchase of 240,000 shares of Common Stock.

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

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is quoted on the Nasdaq Stock Market LLC (the “Nasdaq”) under the symbol “BLBX.” Our corporate website is located at http://www.blackboxstocks.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Report on Form 10-Q.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.

Liquidity and Capital Resources

At September 30, 2021, we had a cash balance of $420,400 and a working capital deficit of $903,351 as compared to a cash balance of $972,825 and a working capital deficit of $990,738 at December 31, 2020. Our cash flows from operations were ($211,360) for the nine months ended September 30, 2021 as compared to $92,379 for the prior year period. For the nine months ended September 30, 2021, the net loss was largely offset by amortization of debt discount and debt issuance costs as well as stock based compensation. During the nine months ended September 30, 2021, the Company also incurred capital expenditures in the amount of $60,610 related primarily to the purchase of new servers. We do not expect this level of capital expenditures to continue for the next twelve months.

Net cash used in financing activities was $280,455 for the nine months ended September 30, 2021. This consisted of $418,461 of principal repayments that was partially offset by $138,006 in stock issuances. The Company has only $35,220 in principal payments remaining on its convertible notes payable which are expected to be paid in the fourth quarter of 2021. Principal payments on our $1,000,000 senior debt begin in December 2021 at $10,000 per month until its maturity in November 2022, which can be extended. As a result of retiring our convertible notes payable, the Company’s debt service requirements will be significantly lower for the next twelve months.

On November 9, 2021 the Company enter into an underwriting ageeement pursuant to which it sold 2,400,000 shares of its Common Stock at an offering price of $5.00 in an underwritten public offering upon which our shares became listed on the NASDAQ Capital Market. Net proceeds to the Company after underwring discounts and offering expenses were approximately $11,610,000. We expect to use proceeds from this offering to further develop our Blackbox System platform, expand our product offerings, fund marketing efforts to grow our subscriber base, as well as for general and administration expenses and other general corporate purposes.

We believe that the Company has sufficient capital resources to fund current operations and debt service requirements.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021 and 2020, our revenue was $1,471,814 and $1,100,329, respectively, an increase of 34%. The $371,485 increase in revenue resulted from growth in our subscriber base which we beleve resultred from additional marketing and advertising expenditures and continued subscriber acceptance and use of our platform. Cost of revenues for the three months ended September 30, 2021 and 2020 were $469,601 and $288,213, resulting in gross margins of 68% and 74%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. Costs for online program moderators increased 44% for the quarter ended September 30, 2021 as compared to the 2020 period and comprise the second largest portion of our cost of revenues. We do not expect our gross margins to change significantly from their current level unless we add additional products with different margins or incur unexpected cost increases.

For the three months ended September 30, 2021, operating expenses were $1,501,142 compared to $726,633 for the same period in 2020, an increase of $774,509 or 107%. We experienced significantly higher expenditures in most of our expense categories for the 2021 period. Selling, general and administrative expenses increased from $466,225 for the three months ended September 30, 2020 compared to $1,098,427 for the three months ended September 30, 2021, an increase of 136%. The increase in selling, general and administrative expenses of $632,202 was the largest dollar value component of the operating expense increase. The primary components of the increase were increases in referral expenses, professional and outside consulting services, and salary and stock based compensation. Stock based compensation expense was $433,544 for the three months ended Spetember 30, 2021. Advertising and marketing expenses increased by $112,498 or 65% from $173,559 in the three months ended September 30, 2020 to $286,057 in the three months ended September 30, 2021. Software development costs also increased by $28,193 or 34% from $83,705 in the three months ended September 30, 2020 as compared to $111,898 in same period in 2021. The increased software development costs were incurred for improvements to our platform including our online social media component, development of a native application and new product development.

We expect to continue to incur increases in our operating costs for the foreseeable future. Expense increases for advertising and marketing activities should correlate most closely to sales growth, but as seen in the 2021 quarter, will not necessarily be directly correlated. Software development costs were relatively low in the quarter ended September 30, 2020 due to limited capital resources of the Company at that time. We anticipate that software development costs will remain relatively consistent with their current level through the balance of calendar 2021 and that any significant increases will be attributable to new product development.

Loss from operations for the three months ended September 30, 2021 was $498,929 as compared to income from operations of $85,483 for the prior year period due to higher sales and gross margins being offset by increased operating expenses as delineated above with stock based compensation of $433,544 accounting for approximately 74% of the change. Non-operating expenses for the three months ended September 30, 2021 consisted of interest expense of $30,281 and amortization of debt discount of $10,171, as well as non-operating income of $33,405 from the gain on forgiveness of notes payable, resulting in a net loss for the period of $505,976. Non-operating expenses for the three months ended September 30, 2020 included interest expense of 33,469 and amortization of debt discount of $135,482. In addition, during the 2020 period we also had a gain on derivative liabilities of 10,757. These non-recurring losses offset the gain from operations and result in net loss for the period of $72,711. The amortization of debt discount has declined in the third quarter of 2021 and will be eliminated with the retirement of the related debt resulting in net interest expense that should remain consistent at its current levels for the next year.

Comparison of Nine Months Ended September 30, 2021 and 2020

For the nine months ended September 30, 2021 and 2020, the our revenue was $4,425,088 and $2,324,428, respectively, an increase of 90%. The $2,100,660 increase in revenue resulted from growth in our subscriber base which we believe resulted from additional marketing and advertising expenditures and continued subscriber acceptance and use of our platform throughout the year. Relative growth was stronger in the first quarter of 2021 than the second quarter as the first quarter of 2020 was when the Company’s aggressive growth began, as well as significant gains in the first quarter of 2021 which we believe may have been attributable to unusual market activity in stocks such as Gamestop and AMC which we believe could have drove short term subscriptions. Cost of revenues for the nine months ended September 30, 2021 and 2020 were $1,274,953 and $700,723 resulting in gross margins of 71% and 70%, respectively. As noted above, we do not expect our gross margins to change significantly from their current level unless we add additional products with different margins or incur unexpected cost increases.

For the nine months ended September 30, 2021, we incurred operating expenses totaling $3,621,454 compared to $1,722,218 for the same period in 2020, an increase of $1,899,236 or 110%. We experienced significantly higher expenditures in most of our expense categories for the 2021 period. Selling, general and administrative expenses increased from $1,722,218 for the nine months ended September 30, 2020 to $3,621,454 for the nine months ended September 30, 2021, an increase of 105%. The primary components of the $1,189,180 increase were increases in referral expenses, professional and outside consulting services, and salary and stock based compensation. Advertising and marketing expenses increased by $435,922 or 108% from $404,635 in the nine months ended September 30, 2020 to $840,557 in the nine months ended September 30, 2021. Software development costs also significantly increased by $269,641 or 153% from $175,950 in the nine months ended September 30, 2020 as compared to $445,591 in same period in 2021. As noted above, the increased software development costs were incurred for improvements to our platform including our online social media component, development of a native application and new product development.

For the nine months ended September 30, 2021 we recorded a loss from operations of $471,319 as compared to a loss from operations of $98,513 for the nine months ended September 30, 2020, an increase of $372,806 due to increased operating expenses. Non-operating expenses for the nine months ended September 30, 2021 consisted of interest expense of $104,576, amortization of debt discount of $194,267, and a gain on the foregiveness of a note payable of $33,405 resulting in a net loss for the period of $736,757. Non-operating expenses for the nine months ended September 30, 2020 included interest expense of $128,229, amortization of debt discount of $250,335, and default expense of $24,750. In addition, during 2020, we incurred $500,469 of convertible debt expense and a gain on derivative liabilities of $1,166,242. These non-recurring items more than offset the loss from operations as well as interest expense and amortization of debt discount to result in net income for the period of $163,946.

Off Balance Sheet Arrangements

As of September 30, 2021, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2021, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On September 11, 2021 the Company appointed Robert Winspear as its Chief Financial Officer and Secretary. This appointment provides for additional segregation of duties as both of these offices were previously held by our Chief Executive Officer.  In addition, the Company also appointed three new independent directors and created an audit committee, compensation committee and a nominating and governance committee. Part of Mr. Winspear’s responsibilities will be to design and implement improved internal controls. Except as provided above, there were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2021, our Board of Directors granted stock options for the purchase of an aggregate of 597,500 shares of common stock to certain employees and consultants and on September 11, 2021 granted options on an additional 15,000 shares to our independent directors under the terms of our 2021 Stock Incentive Plan.

On September 11, 2021, we issued a warrant to Robert Winspear for the purchase of 100,000 shares of our Common Stock at an exercise price of $1.95 per share. The warrant vests ratably over 36 months and has a term of ten years.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Filed herewith.

**       Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2021	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary (Principal Executive Officer)

By:	/s/ Robert Winspear
Robert Winspear
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Filed herewith.

**       Furnished herewith