Form 10-K
period 2021-12-31
BLACKBOXSTOCKS INC.
filed 2022-03-31
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 726-9203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BLBX	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (3,633,493 shares of common stock) as of June 30, 2021 was $10,718,441 (computed by reference to the price at which the common equity was last sold ($2.9499) as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

As of March 28, 2022, 13,185,659 shares of common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the information called for by Part III of this Annual Report on Form 10-K are incorporated by reference from the definitive proxy statement for the registrant's annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the definitive proxy statement is not deemed to be filed as part hereof.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report”), the terms “we,” “us,” “our,” “Blackboxstocks,” or the “Company” refers to Blackboxstocks Inc., a Nevada corporation.

“Blackboxstocks,” the Blackboxstocks design logo and the trademark or service marks of Blackboxstocks, Inc. appearing in this Report are the property of Blackboxstocks, Inc. Trade names, trademarks and service marks of other companies that may appear in this report are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Report.

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

PART I

Item 1.          Business

Overview of Business

We have developed a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels combined with a social media element and educational materials. Our web-based software (the “Blackbox System”) employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. We continuously scan the New York Stock Exchange (“NYSE”), NASDAQ, Chicago Board Options Exchange (the “CBOE”) and other options markets, analyzing over 10,000 stocks and over 1,500,000 options contracts multiple times per second. We provide our subscribing members with a fully interactive social media platform that is integrated into our dashboard, enabling our members to exchange information and ideas quickly and efficiently through a common network. We believe the Blackbox System’s combination of proprietary analytics and broadcast enabled social media connecting traders of all types worldwide on an intuitive, user-friendly system is a unique and disruptive financial technology platform.

We employ a subscription-based Software as a Service (“SaaS”) business model and maintain a growing base of members that spans 42 countries. We currently offer monthly subscriptions to our platform for $99 per month and annual subscriptions for $959 per year.

Our goal is to provide retail investors with the type of sophisticated trading tools that were previously available only to large institutional hedge funds and high-frequency traders together with an interactive community of traders and investors of all levels at an affordable price. We also strive to provide these trading tools in a user-friendly format that does not require complicated configurations by the user. All of our software is web-based and does not require downloads or frequent updates.

Our Mission

Our mission is to provide useful proprietary analytics in a simple and concise format to level the playing field for the average retail investor. We strive to educate our members both within our live trading community and in our scheduled, calendared classes with live instructors. We want every member to feel they are part of a team with the goal of attaining financial literacy. We believe that we are the antithesis of the “trading guru” platforms that feature a trading or investing expert that charges for what are often expensive courses. We do not charge for our classes. We do not upsell our members. All education and community programs are free with the subscription to our platform.

Revenue Model

We generate revenue from a software as a service (or SaaS) model whereby members pay either an annual or monthly fee for a subscription to our platform. We do not currently offer more than one level of subscription with varying levels of features. All members have full access to all of the features on our platform.

Monthly subscriptions are currently priced at $99 and annual subscriptions are currently priced at $959 (a discount of $241). We occasionally offer gift cards and promotional discounts on our annual subscriptions.

Development of the Blackbox System

The Blackbox System was made available for use to subscribing customers worldwide in September 2016. We use a web-based platform focused on providing proprietary analytics and broadcast enabled social media for our community of members. Our product offering is comprised of three key elements: trading analytics, social media interaction and educational programs and resources.

Trading Analytics

Our preconfigured dashboard is designed to be simple and easy to navigate and includes real-time alerts, stock and options scanners, financial news, institutional grade charting, and our proprietary analytics that can be utilized by traders of all levels. Our Blackbox System populates the stock and option data in real time and provides a wide range analytics and tools for traders. We offer many of the standard market tool features used by traders but differentiate our product with an array of unique proprietary features and derived data. These proprietary features are designed to filter out “market noise” and locate the relevant market movers in the stock or option category in real-time.

Standard Features

(Including but not limited to)

●	Real Time Algorithm Driven Stock Alerts
●	Symbol Specific Alert Criteria
●	Options Alerts
●	Options Flow Scanner / Heatmap
●	Pre-Configured Pre/Post Market Scanners
●	Stock and Option Volume Ratio Scanner
●	Volatility Indicator
●	Dark Pool Alerts and Charting

Proprietary Features

(Including but not limited to)

●	Real Time NYSE/NASDAQ/OTC Market Data
●	Real Time OPRA Options Trade Data
●	Real Time Streaming Market News Feed
●	Symbol Specific News
●	Options News and Upgrades/Downgrades
●	Institutional Grade Charts
●	Earnings and Dividend Dates
●	Daily Advancers / Decliners Scanner

In December 2017, we launched our first Options Flow Scanner as a new feature on our platform. Our Options Flow Scanner is designed to monitor and alert our members to unusual activity on the options exchanges. We have created a proprietary options alert system and a proprietary options “heatmap” to allow our members to follow large options purchases in real-time. The heatmap provides our members with a color-coded chart indicating bullish or bearish activity of a security’s option contracts sorted by strike price and expiration date that quickly identifies which direction money is flowing. This has proven to be a very popular feature for our members. We also added a Dark Pool Scanner in 2020. The Dark Pool Scanner monitors, tracks, charts and displays large blocks of stock that are often purchased in dark pools and as a result these orders are not displayed on regular exchanges.

Brokerage Integrations

We have trading integrations with the online brokerages E*Trade and TradeStation. These integrations allow our members to execute trades through E*Trade orTradeStation directly from the Blackbox platform. Our members that use this integration feature have access to certain custom tools. One of these tools is a “quick-click” feature that loads our system’s stock and options alerts with two simple clicks, greatly reducing the time it takes for order entry. This feature is especially helpful for the order entry of option contracts, as they are detailed, lengthy, and cumbersome to enter. We intend to expand the number of brokerages with whom we have trading integrations in the future.

Education

We offer all members full access to our curriculum of classes, orientations, and live market sessions. These education programs are all free to our members with either monthly or annual subscriptions. Our curriculum includes classes for beginners, intermediate level, as well as advanced traders. We believe education is vital to increasing the probability of our members long term success in the markets. We have many regularly calendared live webinars, Q&A sessions, as well as recorded classes. In addition to our regularly calendared classes, we often feature ad hoc classes taught by seasoned members of our community. The educators of these classes often specialize in specific market sectors or trading strategies. Classes and webinar events offered to our members include but are not limited to:

●	Trading with Charlie and Maria (Mondays/Wednesdays/Fridays 9:15am – 10:30am EST)
●	Blackbox Orientation (Monday 5:00pm – 7:00pm EST)
●	Tuesday and Thursday Q&A (Tuesdays/Thursdays 4:00pm – 5:00pm EST)
●	Blackbox Bootcamp Part I ~Basics of Stocks and Options (Twice Weekly)
●	Blackbox Bootcamp Part II ~The BBS Trading System (Twice Weekly)
●	Understanding Options Flow (Thursdays 7:00pm – 9:00pm EST)
●	Technical Analysis 101 (Mondays 8:00pm – 9:00pm EST)
●	Dark Pool Basics (Thursdays 5:00pm – 6:00pm EST)

In addition to our internal curriculum, we have partnered with the Options Industry Council (OIC), a nonprofit organization funded by the OCC with the mission of providing the investing public a better understanding of the options markets. Classes taught by the OIC to our members include but are not limited to:

●	The Greeks Part I
●	The Greeks Part II
●	Implied Volatility
●	Short Term Options Explained
●	Options Pricing Explained

One of the most attractive aspects of our education program is that the classes are taught by members of our community. The student members who take these are often familiar with the instructor from following them in live trading channels on our platform. We believe this familiarity often brings an element of authenticity and heightened engagement increasing the success of these educational endeavors as well as adding to the community aspect of our platform.

The Blackbox Advantage

A principal component to our platform is the flexibility to provide members intuitive yet powerful technical analytics that scale with user knowledge. Our preconfigured dashboard defaults to a general setting that is designed to be easy for new members to navigate. Within this same dashboard we provide a multitude of toggles and filters for more sophisticated traders to allow them to implement custom features for their more advanced trading strategies. Most importantly, our live community consisting of thousands of traders creates a real-time community curated support system whereby seasoned traders often mentor newer members. We believe this is one of the primary strengths and differentiators of our platform. Although we offer a complete curriculum of scheduled classes weekly, the live interaction amongst our members proves to be invaluable. We believe this is due to the level of excitement created when new members can watch seasoned members of the community making trades in real time and providing an accompanying narrative. In addition to the educational component, the community element of our platform harnesses a powerful dynamic that can be described as “the best of man and machine”. Our powerful algorithm technology scans the NYSE, NASDAQ, CBOE and other options exchanges to find market volatility and anomalies and displays them on a common dashboard shared across the globe. With thousands of eyes on this data, our members can quickly interact and form a consensus on the trading opportunity at hand.

Our Market Opportunity

The global COVID-19 pandemic of 2020 created a unique environment for online companies. Further, the financial stimulus coupled with a large portion of the population confined to their homes created a freshly financed captive audience for trading tools like ours. Although our initial 2020 growth trajectory began before the pandemic and resulting lockdowns, the COVID-19 pandemic allowed us to greatly increase our audience and grow our user base on a global level. In early 2021, as the lockdowns eased and people began going back to the workplace, the phenomenon commonly known as meme stock mania swept the U.S. markets. More than 10 million new brokerage accounts were opened by individuals in 2020 — more than ever in one year, according to Devin Ryan, an analyst at JMP Securities. This newfound interest in the market was very positive for us as our user base grew rapidly in the first quarter of 2021. This rapid acquisition of new members also gave us valuable insight into the areas of our platform that needed significant improvement. We have implemented new technology to allow us to onboard new members and scale with less friction. We also prepared to pivot knowing that many of these recently acquired members would ultimately have to return to the workplace. We made augmenting the current broadcast features on our social media platform, as well as creating a native mobile app to send real-time push alerts, priority development initiatives. Both development initiatives are intended to cater to the trader that works during market hours and cannot stare at a screen for prolonged periods of time. The push alerts mobile and the audio broadcast on mobile allow members to stay tuned to important market developments and circumvent internet firewalls in the workplace.

It is difficult to quantify the number of people that can be classified as day traders, since the term is somewhat ambiguous, especially since there has been a large influx of self-directed investors in 2020 and 2021. The two types of traders often overlap and separating these demographics can be difficult. Recent data suggest the following size for this growing market:

●

20%: One in 5 people in the U.S. invested in stocks, or mutual funds, in the final three months of 2020, up from 15% in the second quarter, a Conference Board survey showed. Harry Robertson, Business Insider, Feb 10, 2021

●

31 YEARS: The median age of user of Robinhood, one of the original commission-free online brokerages. More young adults are joining. Apex Clearing, which helps facilitate trades for brokerages, told Reuters around 1 million of new accounts it opened last year belonged to Gen Z investors, with an average age of 19. John McCrank, Reuters Jan 29, 2021

●

~$15.5 TRILLION: Total client assets at two of the top retail-focused brokerages. Fidelity Investments had $8.8 trillion in customer assets at the end of the third quarter, up from $8.3 trillion at the end of 2019. Schwab had $6.69 trillion in client assets as of Dec. 31, and 29.6 million brokerage accounts, up 66% and 140%, respectively, from a year earlier. John McCrank, Reuters Jan 29, 2021

Recent Technology and Development Initiatives

We continually upgrade our platform to provide the best user experience and maximum value for our members. Many of the new features or improvements to our existing features are suggested by our members. Much of our platform is community curated and we take pride in collaborating with and implementing the suggestions from our members that use our system every day.

Improvement to Broadcast Enabled Social Media Component of our Platform

Our social media component of the Blackbox System includes chat and audio broadcast capabilities that we believe are critical to our platform. In the fourth quarter of 2021 we released a fully integrated social media component to our web platform. This update eliminates the need for dual authentication and the use of a third-party platform which was an inefficient aspect of our onboarding process. We still have access to the third-party software and allow some members to continue using it.

Development of Native Applications for iOS and Android

We currently have fully functional native applications for iOS and Android devices in development and expect to release them in April of 2022. Currently, a fully functional version of our platform is available only through our website. We introduced an initial iOS and Android application in February of 2021 offering only a push notification menu and a series of alert logs for our mobile members. Despite the limited capabilities, this new app has been a very popular feature, and extremely valuable to our userbase. This app was especially useful for the many new members that joined when they worked from home during the COVID lockdowns and recently returned to the workplace. When released, we believe that virtually every feature of our current desktop platform will be available as a native application on iOS and Android devices. We believe the addition of this fully functional native app will enable us to reach a wider customer base and improve our member engagement.

We believe that these two technological developments to the Blackbox System and platform will be major milestones for our company. Although we have experienced significant growth and received positive feedback from our members, we believe adding these new technology sets in parallel will be significant drivers of future growth.

New Products

We intend to leverage our existing financial technology platform and data resources for the creation of new and unique products to serve our existing subscribers, as well as address a broader market. We currently have a vast array of derived data that we believe will be extremely useful to self-directed investors as well the day traders and swing traders that we currently cater to. We believe the self-directed investor demographic is significantly larger than that of day traders and swing traders and presents an enormous opportunity for our growth.

Blackbox Pro

We do not currently market to persons or entities deemed by the exchanges as “professional traders.” A professional trader is generally defined by the exchanges as a person that:

●

Is registered or qualified with the Securities and Exchange Commission, the Commodities Futures Trading Commission, any state securities agency, any securities exchange or association, or any commodities or futures contract market or association.

●	Is engaged as an "investment advisor" as that term is defined in Section 201(11) of the Investment Advisor's Act of 1940 (whether or not registered or qualified under that Act).
●

Is employed by a bank or another organization that is exempt from registration under Federal and/or state securities laws to perform functions that would require him or her to be so registered or qualified if he or she were to perform such functions for an organization not so exempt.

The exchanges charge a substantial premium for their data to users who meet the criteria described above. In addition to the higher rates, the onboarding and subsequent approval process by these exchanges is cumbersome and not easily accomplished solely through an online process. We are currently working with our data provider and the individual exchanges to develop a streamlined digital onboarding process. We believe this will allow us to expand our reach to the "financial professional" market that we do not currently service. We believe our existing platform’s features will be well received by investment professionals once we are able to mitigate regulatory and pricing hurdles.

Portfolio Management Product

We are currently developing a new product in the form of a mobile app for iOS and Android that will provide real-time portfolio alerts for a broad demographic of investors. Many of these alerts are a product of derived data currently generated on the Blackbox platform. This app will be designed to integrate with online brokerage platforms and allow the user to import their current stock positions and stocks on their watchlist into our app. We believe these alerts will be extremely useful for portfolio management, loss mitigation, and other investment strategies. We plan to provide extensive menu options to allow the user to customize this application to their specific needs. This will be a stand-alone product and we plan to target all self-directed retail investors, not just day traders or swing traders allowing the Company to address a much broader segment of the market. We expect to release this product in the third or fourth quarter of 2022.

Cryptocurrency Analytics Platform

We are currently working on a quotation system and trading integration partnership that will allow our members to trade crypto currency through the “Blackbox Cryptos” platform. This new platform will include the same interactive social media component we provide to members of our current Blackbox platform. We expect to release this product in 2022. The overall market capitalization of crypto assets grew from less than $500 million to $782 billion between December 31, 2012 and December 31, 2020, representing a compound annual growth rate (or CAGR) of over 150% according to public information released by Coinbase Global, Inc. and incorporated in its SEC filings. We believe the explosive growth of this asset class combined with its technology focused investor base create a powerful opportunity for our financial technology and social media hybrid platform to provide a unique and disruptive tool to this market.

Additional Exchanges in Major Markets

We plan to expand into other markets and create products similar to our Blackbox System that provide proprietary analytics for people trading on other major exchanges in the world. Exchanges we are exploring include the Indian Stock markets (BSE and NSE), Canadian Securities Exchange (CSE), Toronto Stock Exchange (TSX), Brasilian BOVESPA, Frankfurt Stock Exchange (FWB) and the London Stock Exchange (LSE). We are also exploring expansion into China with focus on the Hong Kong Stock Exchange (HKSE) and the mainland Shenzhen Stock Exchange (SZSE).  We expect such expansion to occur in late 2022 or 2023. We believe the number of traders in China and India represent significant growth opportunities for us.

While all of these exchanges utilize their national language, we believe they use substantially similar technology protocols making it relatively seamless for us to replicate our system in any of these markets. Members of the Company’s management team have prior experience developing trading platforms in multiple markets, including but not limited to the LSE, Tokyo Stock Exchange and Brasilian BOVESPA. We have extensive experience working with global data providers that provide real-time market data for any of these exchanges. Our algorithms are designed to import these feeds and process the raw data necessary to produce our proprietary analytics.

Marketing of the Blackbox System

We launched our Blackbox System and platform for use in the United States and made it available to subscribers in September 2016. Use of the platform is sold on a monthly or annual subscription basis to individual consumers through our website at http://www.blackboxstocks.com. We believe our Blackbox System subscriptions are priced competitively with similar web-based trading tools. We primarily use a combination of digital marketing campaigns and customer referral compensation plans in our advertising program. Our digital advertising efforts are comprised of display and video ads, along with banner and text ads across multiple search and social platforms. We also utilize targeted email marketing and a strategic global marketing campaign for brand awareness. We believe that this form of advertising has been and will continue to be effective in attracting subscribers. We continuously monitor and evaluate the effectiveness of specific social media platforms and allocate marketing funds accordingly. We also promote our subscriptions through an established compensated customer referral program. We offer certain subscribers the right to promote the Blackbox System and receive referral fees for subscribers generated from such subscribers’ effort. Generally, we pay referring subscribers $25 for each subscription generated and $25 for each month the subscriber continues their subscription. We incurred $515,580 and $272,908 in customer referral expenditures in each of the years ended December 31, 2021 and 2020, respectively. We expect to continue utilizing the customer referral sales program as it has proven to be an extremely efficient form of advertising. Our advertising and marketing expense was $1,250,882 and $705,706 for the years ended December 31, 2021 and 2020, respectively. We intend to continue to deploy a significant amount of marketing funds on both digital campaigns and customer referral programs in the future. In addition, we may also utilize television and radio advertising.

Industry Partners and Relationships

We have several arrangements and agreements with financial industry partners that encompass marketing partnerships, educational resources and licenses. We believe our relationship with large well-known brokerage firms enhance our credibility and provide added value to our members. Among these partnerships are marketing agreements with TD Ameritrade, E*TRADE and TastyTrade whereby these firms provide us with a referral fee for new accounts that we bring to them as well as offering our members discounted commissions on options trades. The referral fees are not currently material to our revenue but we believe the that our initial relationship with these firms is significant and provides us with an opportunity to expand these relationships to bring greater value to our members.

We have signed agreements with E*Trade and TradeStation permitting the integration of our platform with their brokerage platforms. These integrations allow our users to trade directly from our platform using their E*Trade or TradeStation account. In addition, TradeStation advertises our platform to 140,000 users through its webinars and in their internal app store. We believe the ability to enable our members to execute trades with third party brokers without having to leave our platform is particularly valuable to options traders who are able to execute more complicated orders without having to re-enter option contract information on another platform. We intend to integrate our platform with other brokers.

Industry partnerships such as the one we have with Options Industry Council, a non-profit entity funded by the Options Clearing Corp. also help provide our members with added educational benefits.

Data Suppliers

We contract with data suppliers and aggregators to provide our subscribers real time access to most major newswires, historical charting data and the real time stock and options data that drive the backend algorithms. We currently maintain servers connected with our stock and options data provider and utilize an Amazon Web Services (AWS) network as a backup.

Intellectual Property

We rely on a combination of trademark and copyright laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product coding and marks. The Company has not yet registered any trademarks, copyrights or other intellectual property associated with our business.

Government Regulation and Approvals

We offer our subscribing customers a trading tool and not a trading platform, broker dealer or exchange, and therefore we do not believe we are subject to regulatory oversight by the SEC, FINRA or other financial regulatory agencies. We are not aware of any governmental regulations or approvals required for the marketing or use of our Blackbox System or the services provided.

Competition

We operate in a highly competitive environment. Although, we believe that our Blackbox System is the only platform that has successfully merged a comprehensive analytics system or “scanner” and a social media platform within the same “dashboard” allowing members to view the same real-time data in parallel, there are a number of companies that offer one or more features that are similar to or attempt to address the same market as we do. These competitors have financial and other resources that are significantly greater than ours. The greatest amount of competition exists within products that provide trading analytics often referred to as “scanners”. We compete with these entities based on a number of factors including price, ease of use, standard features and proprietary features (if applicable). Ultimately, we believe the primary factor used in evaluating the trading analytics by any platform is the user’s ability to derive actionable information from that platform. This is where we believe our proprietary features differentiate the Blackbox System.

In addition to these technical tools, there are also a number of social media platforms that provide forums for traders and investors at little or no cost. The integration of our social media component within our platform creates a community that we believe is significantly superior to stand alone social media sites. Our members are able to interact and discuss ideas while viewing the same dashboard as opposed to having to switch back and forth between applications.

The final component to our platform is education. There are numerous standalone investment and trading applications, books, seminars and courses offered at many different price points. These products compete based on price, perceived value, level of sophistication and reputation among other factors. We offer our courses at no additional charge to our subscribers. In addition, we believe that our social media community provides our more experienced traders the opportunity to mentor newer traders which in turn contributes to the community environment we have developed.

In spite of these factors that differentiate us, we believe the following companies may be considered competitors due to similar product features and retail price points: Trade Ideas, Flow Algo and Trade Alert. Companies with social media platforms dedicated to financial markets include Stock Twits and Wall Street Bets.

Employees

As of March 30, 2022, the Company has fifteen full-time employees. We also currently have twenty-two contract workers that primarily serve as team traders on our Blackbox System platform or developers.

None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified management, sales, marketing, and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Corporate Information

Our principal executive offices are located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240, and our telephone number is (972) 726-9203. Our website is https://www.blackboxstocks.com. The information on, or that can be accessed through, our website is not part of this Report on Form 10-K. We have included our website address as an inactive textual reference only.

Additional Information

We file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and disclose certain material events in current reports on Form 8-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as Phunware, that can be filed electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Report, including our financial statements and related notes, before deciding to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Risks Related to Ownership of Our Common Stock

Substantial blocks of our total outstanding shares may be sold into the market when “lock-up” or “market standoff” periods end, or upon future debt or equity financings. If there are substantial issuances and sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders, or when there is a large number of shares of our common stock available for sale. Approximately 4,260,090 of our issued and outstanding shares of common stock are subject to lock up agreements preventing their sale into the market until May 9, 2022. Once those shares are no longer subject to those restrictions, those shares of common stock may be sold freely in the public market upon issuance. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Additionally, in order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock that could result in dilution to existing investors or result in downward pressure on the price of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. We may sell shares of our common stock or other securities in other offerings at prices that are higher or lower than the prices paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

We may not be able to satisfy listing requirements of Nasdaq or maintain a listing of our common stock on Nasdaq.

We are be required to meet certain financial and liquidity criteria to maintain our Nasdaq listing. If we violate Nasdaq listing requirements, our common stock may be delisted. If we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock would significantly impair our ability to raise capital and the value of your investment.

If our shares of securities become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Fluctuations in our quarterly revenues may cause the price of our common stock to decline.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Therefore, if revenues are below our expectations, this shortfall is likely to adversely and disproportionately affect our operating results. Accordingly, we may not attain positive operating margins in future quarters. Any of these factors could cause our operating results to be below the expectations of securities analysts and investors, which likely would negatively affect the price of our common stock.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and may elect to rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements.

Gust C. Kepler, who serves as a director, President and Chief Executive Officer of the Company, beneficially owns more than 50% of the voting power for the election of members of our board of directors. As a result, we are and will continue to be a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain of Nasdaq’s corporate governance requirements.

As a controlled company, we may rely on certain exemptions from the Nasdaq standards that may enable us not to comply with certain Nasdaq corporate governance requirements. As a consequence, in the event that we elect to rely on certain exemptions from the Nasdaq standards provided to “controlled companies,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Capital Market.

We do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income. Our board of directors has complete discretion as to whether to declare dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

Risks Related to Our Business

If we fail to effectively manage our growth, we may be unable to execute our business plan, adequately address competitive challenges or maintain our corporate culture, and our business, financial condition, and results of operations could be harmed.

Since commencement of our increase advertisement spend in February 2020, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not necessarily indicative of our future revenue growth. Nevertheless, this expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

In the event of continued growth of our operations, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative platform and system enhancements. This could negatively affect our business performance.

We expect to invest heavily in growing our business, which may cause our sales and marketing, research and development, and other margins to decline.

Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks, and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various service offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our customer base may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape, and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or margin improvement could have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

If we do not continue to attract new subscriber customers, or if existing customers do not renew their subscriptions, or renew on less favorable terms, it could have a material adverse effect on our business, financial condition, and results of operations.

In order to grow our business, we must continually attract new subscribing customers and reduce the level of non-renewals in our business. Our ability to do so depends in large part on the success of our sales and marketing efforts. We may not accurately predict future trends with respect to rates of customer renewals. Our subscribing customer base may decline or fluctuate due to a number of factors, including the prices of our subscriptions, the prices of services offered by our competitors and the efficacy and cost-effectiveness of our solutions. If we are unable to retain and increase sales of our Blackbox System platform to existing subscribing customers or attract new ones for any of the reasons above or for other reasons, our business, financial condition, and results of operations could be adversely affected.

In order to achieve consistent levels of profitability, we must increase revenue levels.

We need to increase current revenue levels by increasing paid subscriptions to our Blackbox System platform if we are to maintain consistent profitability. If we are unable to achieve increased revenue levels, losses could continue for the near term and possibly longer, and we may not regain profitability or generate positive cash flow from operations in the future.

We intend to introduce new products and services. There can be no assurance that we will be able to introduce such products and services effectively or profitably.

We intend to expand our product and service offering including the introduction of products and services which employ and expand upon our current proprietary system and technology. These products and services will include applications targeted for investors who are not day traders or swing traders and products designed for professional traders. We expect to introduce these products and services in 2022 and spend significant capital on advertising and marketing of the products and services. If we are unable to generate significant revenue from this or other new products and services, we may incur significant operating losses.

We expect to face increasing competition in the market for our platform and services.

We face significant competition and we expect such competition to increase. Our industry and the markets we serve are evolving rapidly and becoming increasingly competitive. Larger and more established companies may focus on our markets and could directly compete with us. Smaller companies could also launch new platforms and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets to continue to focus on these areas. A number of these companies may have greater financial, technological, and other resources than we do and greater name recognition than us, which may enable them to compete more effectively. Specifically, we believe the following companies to be direct competitors: Trade Ideas, Flow Algo, and Trade Alert. Companies with social media platforms dedicated to financial markets include Stock Twits and Wall Street Bets. Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of our customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share, or decreased customer engagement, any of which could adversely affect our business and operating results.

While our industry and our business has seen accelerated growth as a result of the COVID-19 pandemic, it has also adversely affected some aspects of our business and could have an adverse effect on our business in the future.

As a result of the COVID-19 pandemic, our business, and the digital financial services industry in general, has seen accelerated growth, but we have also experienced disruptions, such as the impact on the ability of our customer support and operations teams, both internal and third-party, to service customer needs quickly due to longer wait times and the impact on our ability to hire personnel quickly, that could severely impact our business, our services, global currency exchange rates, local and global labor markets, and the global economy.

The COVID-19 pandemic has created and is likely to continue to create significant uncertainty in global financial markets. To date, with travel restrictions and shelter-in-place policies, the demand for digital trading services has increased, and this has driven a significant acceleration in our new customer growth. As the pandemic continues, we may experience volatility in customer demand and delayed customer money transfer decisions, which could materially harm our business, operating results, and overall financial performance.

While we have experienced accelerated growth partially driven by the COVID-19 pandemic, the long-term impact of a volatile or worsening COVID-19 pandemic is impossible to predict and may adversely impact the trading habits of our customers and the operations of our business partners in the future, and may adversely impact our operating results as a result. In addition, while we have rapidly expanded our business and improved our operating results during the COVID-19 pandemic, many of our customers have also suffered negative financial consequences, including wage and job loss, and have thus had less need for or ability to afford our services. There is no guarantee that those customers who have had less need of our service during the COVID-19 pandemic will return to our platform in the future. To the extent that mitigation measures remain in place or are reinstated for significant periods of time, they may adversely affect our business, financial condition, and operating results. In addition, actions that we have taken or may take in the future intended to assist customers impacted by the COVID-19 pandemic may negatively impact our operating results. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to:

●

Increased cybersecurity and payment fraud risk related to the COVID-19 pandemic, as cybercriminals attempt to profit from stolen or misappropriated data and the disruption in light of increased online banking, e-commerce, and other online activity; and

●

Increased volume of customer requests for support and regulatory requests for information and support or additional regulatory requirements, which could require additional resources and costs to address.

These and other factors arising from the COVID-19 pandemic could worsen in countries that have been or are in the future afflicted with COVID-19, each of which could further adversely impact the use of our services by our customers, the ability of our employees to perform work, and our business generally, and could have a material adverse impact on our operating and financial results.

The significant increase in the number of our employees who are working remotely as a result of the pandemic could introduce operational risk, increase cybersecurity risk, strain our business continuity plans, negatively impact productivity, give rise to claims by employees, or otherwise adversely affect our business. Additionally, we may require new or modified processes, procedures, and controls to respond to changes in our business environment. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic continues to affect our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the ultimate geographic spread of COVID-19, the distribution and long-term efficacy of vaccines, the effects of more contagious and virulent variants of COVID-19, the duration of the pandemic, travel restrictions and actions taken to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs, business closures or business disruptions, and the effectiveness of actions taken to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we are not able to maintain and enhance our reputation and brand recognition, our business, financial conditions and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing subscribing customers and our ability to attract new subscribing customers. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, could make it substantially more difficult for us to attract new customers. Similarly, because our subscribing customers often act as references for us with prospective new customers, any existing customer that questions the quality of our work or that of our employees could impair our ability to secure additional new customers. If we do not successfully maintain and enhance our reputation and brand recognition with our customers, our business may not grow and we could lose these relationships, which would harm our business, financial condition, and results of operations.

The estimates of market opportunity and forecasts of market growth included in this report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this report are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this report relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this report, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

We rely on software-as-a-service, or SaaS, technologies from third parties.

We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services, marketing services and data storage services. Some of our vendor agreements may be unilaterally terminated by the counterparty for convenience. If these services become unavailable due to contract cancellations, extended outages or interruptions, because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing our offerings and supporting our consumers and partners could be impaired, and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could harm our business, financial condition, and results of operations.

Any restrictions on our use of, or ability to license data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition, and results of operations.

We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our solutions and services. In addition, we obtain a portion of the data that we use from various securities exchanges. We believe that we have all rights necessary to use the data that is incorporated into our solutions and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and solutions.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of the data that we currently use in our solutions and services. If a substantial number of data providers were to withdraw or restrict their data and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide solutions and services to our subscribing customers would be materially adversely impacted, which could have a material adverse effect on our business, financial condition, and results of operations.

We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology, and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain, or comply with any of these licenses could delay development until equivalent technology can be identified, licensed, and integrated, which would harm our business, financial condition, and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. If our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

We are dependent on a limited number of key executives and employees, the loss of which could negatively impact our business.

Our business is led by our CEO Gust Kepler and a small group of key employees. The loss of one or more of these executives could negatively impact our business.

Risks Related to Intellectual Property

We may not be able to halt the operations of entities that copy our intellectual property or that aggregate our data as well as data from other companies, including social networks, or copycat online services that may misappropriate our data. These activities could harm our brand and our business.

From time to time, third parties may try to access content or data from our networks through scraping, robots, or other means and use this content and data or combine this content and data with other content and data as part of their services. These activities could degrade our brand, negatively impact our platform and system performance and harm our business. We have employed contractual, technological or legal measures in an attempt to halt unauthorized activities, but these measures may not be successful. In addition, if our customers do not comply with our terms of service, they also may be able to abuse our tools, solutions, and services and provide access to our solutions and content to unauthorized users. We may not be able to detect any or all of these types of activities in a timely manner and, even if we could, technological and legal measures may be insufficient to stop these actions. In some cases, particularly in the case of online services operating from outside of the United States, our available legal remedies may not be adequate to protect our business against such activities. Regardless of whether we can successfully enforce our rights against these parties, any measures that we may take could require us to expend significant financial or other resources.

Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition, and results of operations.

Our commercial success depends on our ability to develop and commercialize our platform, products and services and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any material claims from third parties asserting infringement of their intellectual property rights.

Intellectual property disputes can be costly to defend and may cause our business, operating results, and financial condition to suffer. Whether merited or not, we have in the past and may in the future face allegations that we, our partners, our licensees, or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights, or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition, and results of operations.

Failure to maintain, protect, or enforce our intellectual property rights could harm our business and results of operations.

We pursue the registration of our domain names, trademarks, and service marks in the United States. We also strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our technology or intellectual property rights. Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technology or intellectual property by others.

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We have invested in and may, over time, increase our investment in protecting our intellectual property through patent filings that could be expensive and time-consuming. Our trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have not yet applied for or obtained any issued patents that provide protection for our technology or products. Moreover, any issued patents we may obtain may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future. In addition, due to a recent U.S. Supreme Court case, it has become increasingly difficult to obtain and assert patents relating to software or business methods, as many such patents have been invalidated for being too abstract to constitute patent-eligible subject matter. We do not know whether this will affect our ability to obtain patents on our innovations, or successfully assert any patents we may pursue in litigation or pre-litigation campaigns.

Monitoring unauthorized use of the content on our platform, and our other intellectual property and technology, is difficult and costly. Our efforts to protect our proprietary rights and intellectual property may not have been and may not be adequate to prevent their misappropriation or misuse. Third parties, including our competitors, could be infringing, misappropriating, or otherwise violating our intellectual property rights. We may not be successful in stopping unauthorized use of our content or other intellectual property or technology. Further, we may not have been and may not be able to detect unauthorized use of our technology or intellectual property, or to take appropriate steps to enforce our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our solutions and services. Our competitors may also independently develop similar technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every jurisdiction in which our solutions or technology are hosted or available. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property rights could result in competitors offering solutions that incorporate our most technologically advanced features, which could reduce demand for our solutions.

We may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of intellectual property rights claimed by others. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the use or technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. Litigation is inherently uncertain and any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and results of operations. If we fail to maintain, protect, and enforce our intellectual property, our business and results of operations may be harmed.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property protection. This could make it difficult for us to stop the infringement or misappropriation of our intellectual property rights. Proceedings to enforce our intellectual property in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We believe that our brand is critical to the success of our business, and we plan to utilize trademark registration and other means to protect it. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.

Although we intend to claim trademark rights and file for trademark protection of our “Blackboxstocks” brand name, we may face opposition from other financial technology or media platform companies; our application for a trademark may be denied by the United States Patent and Trademark Office (“USPTO”).  The name “Blackbox” is currently being used to market and sell various products and services including SaaS technologies. When a trademark application comes through for the same class as another name that has already applied for registration, in this case Blackbox, the trademark examiner may issue an Office Action, refusing our registration and requiring us to respond to the USPTO regarding how our use of “Blackboxstocks” will not be confused with existing registrants’ use of “Blackbox.”  This process would require us to incur additional legal fees every time we are required to respond to the USPTO to defend our registration.  In the end, we may not be able to register our mark.

The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with customers and potential partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to commercialize our technologies or solutions in certain relevant countries. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, including our technology platform, and to maintain our competitive position. With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology in part by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, outside contractors, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, no assurance can be given that the confidentiality agreements we enter into will be effective in controlling access to such proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, may not be adequate to protect our confidential information, trade secrets, and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets, or proprietary technology. Further, these agreements do not prevent our competitors or others from independently developing the same or similar technologies and processes, which may allow them to provide a service similar or superior to ours, which could harm our competitive position.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, it could harm our competitive position, business, financial condition, results of operations, and prospects.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

We license certain intellectual property, including technologies and software from third parties, that is important to our business, and we may enter into future additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our solutions and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.

If we cannot license rights to use intellectual property on reasonable terms, we may not be able to commercialize new solutions or services in the future.

In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new solutions or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our solutions and services. Such royalties are a component of the cost of our solutions or services and may affect the margins on our solutions and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, our business, financial condition, results of operations, and prospects could be affected. If licenses to third-party intellectual property rights are, or become required for us, to engage in our business, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. Moreover, we could encounter delays and other obstacles in our attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing solutions and services, which could harm our competitive position, business, financial condition, results of operations, and prospects.

General Risk Factors

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our securities will be influenced by the research and reports that securities or industry analysts publish about us or our business (or the absence of such research or reports). If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price could decline and such decline could be material.

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.

We may remain an “emerging growth company” until as late as December 31, 2027, the fiscal year-end following the fifth anniversary of the completion of this initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

The process of designing and implementing internal controls over financial reporting is time consuming, costly, and complicated. If during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the valuation of our common stock could be adversely affected.

Compliance with public reporting requirements have and will continue to affect the Company’s financial resources.

The Company is subject to certain public reporting obligations as required by federal securities laws, regulations and agencies. The compliance with such reporting requirements will require the company to incur significant legal, accounting and other administrative expenses. The expenses the Company may incur will have a significant impact on the Company’s financial resources and may lead to a decrease in the value and price of our common stock.

We rely on network infrastructure and our ability to maintain and scale our business and maintain competitiveness. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could adversely affect our business, financial condition and results of operations.

We depend on the use of information technologies and systems and our reputation and ability to acquire, retain, and serve our customers are dependent upon the reliable performance of our apps and websites and the underlying network infrastructure. As our operations grow, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and offerings. We expect the use of alternative platforms such as tablets and smartphones will continue to grow and the emergence of niche competitors who may be able to optimize offerings, services, or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, have made it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. There is also no guarantee that we will possess the financial resources or personnel, for the research, design, and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we were unable to enhance our offerings and network capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently, or more securely than our platform offerings, our business, financial condition and results of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space leased from Teachers Insurance and Annuity Association of America. During the years ended December 31, 2020 and 2021 we incurred $54,631 and $92,033, respectively, in office rental expense. Future minimum rental payments under the extended lease are $618,571.

We believe that the existing facilities at March 30, 2022, will be adequate to meet our operational requirements through 2022. We believe that all such facilities are adequately covered by appropriate property insurance.

Item 3.	Legal Proceedings.

There are currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, $0.001 par value began trading on the Nasdaq Capital Market on November 9, 2021 under the symbol “BLBX”.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 28, 2022, we had 676 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of March 28, 2022, we had 13,185,659 shares of our Common Stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan

On August 4, 2021, our Board of Directors and our stockholders approved the adoption of the 2021 Stock Incentive Plan (the “2021 Plan”) and it became effective August 31, 2021. We have reserved 750,000 of our outstanding shares of our common stock for issuance under the 2021 Plan. Participation in the 2021 Plan will continue until all of the benefits to which the participants are entitled have been paid in full. The following table sets forth our equity compensation 2021 plan information as of December 31, 2021.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for issuance under equity compensation plans
2021 Stock Incentive Plan(1)	675,883	$3.07	74,117
Total	675,883	$3.07	74,117

(1) Excludes a restricted stock grant for 6,048 shares under the 2021 Plan. Because there is no exercise price associated with the restricted stock grants, such shares are not included in the weighted-average price calculation.

Recent Sales of Unregistered Securities

The Company’s sales of unregistered securities during the period covered by the Report have been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and/or current reports on Form 8-K.

Use of Proceeds of Registered Securities

On November 15, 2021, we closed our initial public offering of 2,400,000 shares of common stock at an offering price of $5.00 per share. Alexander Capital, L.P. served as the managing underwriter. We received net proceeds of $10,519,914, after deducting underwriting discounts and commissions and offering expenses. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-260065), which was declared effective by the SEC on November 9, 2021.

On January 7, 2022 the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program will terminate on December 31, 2022 or when the $2,500,000 authorized has been fully utilized. As of March 28, 2022, the Company has repurchased 430,171 shares of common stock for an aggregate purchase price of $837,520. This use of proceeds was not anticipated or disclosed in the Company’s prospectus.

Other than as described above, the proceeds of the public offering have been used as described in the prospectus to promote and market our Blackbox System platform and increase our subscriber base, and for general and administration expenses.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2021 and 2020 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

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

Overview

We are a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels. Our web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the trading price of a stock or option. Our Blackbox System continuously scans the NASDAQ, NYSE, CBOE, and other options markets, analyzing over 10,000 stocks and up to 1,500,000 options contracts multiple times per second. We also provide our users with a fully interactive social media platform that is integrated into our dashboard, enabling our users to exchange information and ideas quickly and efficiently through a common network. We recently introduced a live audio/video feature that allows our members to broadcast on their own channels to share trade strategies and market insight within the Blackbox community.

We launched our platform for domestic use and made it available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through our website.

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is quoted on the OTC Pink under the symbol “BLBX.” Our corporate website is located at http://www.blackboxstocks.com.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2021 and through March 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Software Development Costs

The Company accounts for software development costs pursuant to ASC Topic 985-Software, which requires that the costs incurred for planning, designing, coding and testing of software prior to technological feasibility be recorded as research and development expenses as incurred. Such costs include both internal development and engineering costs as well as development expenses contracted through third parties.

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

Share-Based Payment

All share based payments to employees, directors and contractors, including grants of stock options, restricted shares or warrants, are recognized in the statement of operations based on their fair values at the time of grant in accordance with ASC Topic 718, Compensation - Stock Compensation. During the period ended December 31, 2021, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; a risk-free interest rate of 1.30%, and expected volatility of 50% based on the volatility of comparable publicly traded entities, various exercise prices, and terms of 10 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

Liquidity and Capital Resources

At December 31, 2021, the Company had a cash balance of $2,426,497 and marketable securities valued at $8,015,882, which equal a combined cash and securities total value of $10,442,379. The Company incurred negative cash flow from operations of $(672,845) for the year ended December 31, 2021 as compared to cash flow from operations of $143,580 in the prior year. Cash flows used in investing activities excluding marketable securities were $63,912 for the year ended December 31, 2021 and were related primarily to the purchase of server equipment and office furniture. We expect capital expenditures to remain at approximately the same level for 2022 in order to maintain our current operations. Cash flows from financing for the year ended December 31, 2021 was $10,194,239 and was driven primarily by the initial public offering that closed on November 15, 2021. We do not expect to raise significant debt or equity capital in order to fund our existing operations in the near future. The primary use of capital for financing activities will be to repay the Company’s senior secured loan of $990,000 during 2022. Principal payments of $10,000 are due monthly with the balance due on November 12, 2022.

As a result of it substantial cash and marketable securities holdings and modest expected uses of cash for operations, debt service and capital expenditures, the Company believes that it has sufficient capital resources to fund its current operations and debt service requirements.

Loan Agreement

On November 12, 2020, the Company executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC, (“FVP”), as agent for the Lenders in connection with the issuance of a Note (the “FPV Note”) in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Principal payments of $10,000 per month started on December 12, 2021 with the balance due November 12, 2022.

Initial Public Offering

On November 15, 2021, the Company completed an initial public offering of 2,400,000 shares of common stock at a price of $5.00 per share in connection with our uplist to the Nasdaq exchange. After underwriting discounts and expenses, the company realized net proceeds from the offering of $10,519,914. Proceeds from the offering are expected to be used to promote and market our Blackbox System platform and increase our subscriber base and for general and administration expenses. In addition, we intend to develop and market additional products and services that employ or are complementary to our Blackbox System. We expect to release a new product utilizing the proprietary Blackbox System that target traditional investors that do not necessarily engage in day trading or swing trading. We believe that the market for this type of product is significant and we intend to devote significant resources to advertise and market this product. In addition, we anticipate hiring additional personnel to aid in the development and improvement of our existing and future products and services.

Stock Repurchase Plan

On January 7, 2022, the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s common stock. The program will terminate on December 31, 2022 or when the $2,500,000 authorized has been fully utilized. As of March 28, 2022, the Company has repurchased 430,171 shares for an aggregate purchase price of $837,520. We do not expect the capital used in conjunction with the plan to impede our operations for the foreseeable future.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

For the years ended December 31, 2021 and 2020, the Company’s revenue was $6,112,324 and $3,367,563, respectively. The increase of $2,744,761 or 81.5% was driven primarily by subscriber growth as the prices for the monthly and annual subscriptions of $99 and $959 have not changed except for occasional promotions which involve the offer discounts of approximately 20%. Gross margin for the year ended December 31, 2021 was $4,260,969 or 69.7% of revenues as compared to 2020 gross margin of $2,166,243 or 64.3% of revenues. The increase in the gross margin percentage from 2020 to 2021 was due to higher leverage of fixed costs related to the cost of operating our platform. The primary costs of operating our platform include data feeds of real time prices from exchanges, news feeds, personnel costs of our moderators as well as general system expenses. We anticipate future gross margin percentages to be consistent with the current level.

For the year ended December 31, 2021 our operating expenses increased to $6,538,808 as compared to $2,578,941 in 2020. This increase of $3,959,867 or 153.5% was due to substantial increases in our operating expenses in all categories. Software development expenses incurred the highest percentage increase of 582.3% for the year ended December 31, 2021 as compared to the previous year. The $548,651 increase in expense for 2021 resulted from increased costs from both higher levels of internal developer and engineering staff as well as outside contractors. Major projects that required substantial capital in 2021 including improvements to our social media component of the Blackbox platform as well as development of a new mobile application that encompasses substantially all of the features of our website. The improvements to the social media component of our platform were released in December of 2021, but we expect to continue to make upgrades to this feature through 2022. The new mobile application for IOS and Android devices which is expected to be released in April 2022 and future costs related to this application will be more modest for the short term. Other development projects that the Company intends to allocate resources to in 2022 include the release of a new mobile application aimed at the wider retail investment population and a crypto currency platform. We expect that our development expense will continue to increase in 2022 although the specific timing of those increases is uncertain. Our selling, general and administrative costs increased by $2,859,203 or 161.9% to $4,625,333 for the year ended December 31, 2021. The largest component of that increase was stock based compensation that totaled $1,353,020 in 2021 as compared to $100,100 in 2020. This increase was primarily due to compensation incurred with the issuance of equity-based incentives under the Blackboxstocks 2021 Equity Incentive Plan and a one-time expense of $400,000 incurred in connection with the issuance of 80,000 shares of common stock to a related party upon our listing on Nasdaq. Other significant increases in selling, general and administrative costs included personnel compensation which increased $770,861 for the year ended December 31, 2021 as well as higher investor and public relations costs. We expect these expenses to continue to grow in 2022 but at a lower rate than the increase from 2020 to 2021.

For the year ended December 31, 2021, other income (expense) was a net expense of $337,897 as compared to other net income of 57,787 for the year ended December 31, 2020. The primary components of the 2021 expense were interest expense of $135,492 and amortization of debt discount of $247,522. For the year ended December 31, 2020 other income (expense) included significant expenses relating to the Company’s convertible note financing that were offset by a gain on derivative liability of $1,155,718. We expect to incur interest expense in 2022 that is slightly lower than the 2021 amount.

EBITDA (Non-GAAP Financial Measure)

We report our financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, management believes the presentation of certain non-GAAP financial measures provides useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations, and that when GAAP financial measures are viewed in conjunction with the non-GAAP financial measures, investors are provided with a more meaningful understanding of the Company’s ongoing operating performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis for evaluating performance. For all non-GAAP financial measures in this release, we have provided corresponding GAAP financial measures for comparative purposes in the report.

EBITDA is defined by us as net income (loss) before interest expense, income tax, depreciation and amortization expense and certain non-cash. EBITDA is not a measure of operating performance under GAAP and therefore should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Also, EBITDA should not be considered as a measure of liquidity. Moreover, since EBITDA is not a measurement determined in accordance with GAAP, and thus is susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to similarly titled measures presented by other companies.

Reconciliation of net loss to EBITDA

	Year ended December 31,
	2021	2020
Net loss	$(2,615,736)	$(354,911)
Adjustments:
Interest expense	135,492	174,083
Depreciation and amortization expense	19,721	12,884
Convertible note financing	-	500,469
Gain on derivative liability	-	(1,155,718)
Default expense	-	24,750
Amortization of debt discount	247,522	398,629
Gain on forgiveness of note payable	(33,405)	-
Stock based compensation	1,353,020	100,100
Total Adjustments	1,722,350	55,197
EBITDA	$(893,386)	$(299,714)

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 8.	Financial Statements and Supplementary Data.

All financial statements required by this Item are presented beginning on Page F-1, and are incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2021 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, our principal executive officer and principal financial officer have assessed the effectiveness of internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2021, our internal controls over financial reporting were effective and there are no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

On September 11, 2021 the Company appointed Robert Winspear as its Chief Financial Officer and Secretary. In addition to having a full-time financial executive as part of the management team, this appointment provided for additional segregation of duties as both of these offices were previously held by our Chief Executive Officer. The Company also appointed three new independent directors and created an audit committee, a compensation committee and a nominating and governance committee. There were no other changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be set forth in our proxy statement for our 2022 Annual Meeting of Stockholders ("2022 Proxy Statement") or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this item will be set forth in our 2022 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be set forth in our 2022 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be set forth in our 2022 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item will be set forth in our 2022 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)         Financial Statements

The following documents are filed as part of this l Report on Form 10-K beginning on the pages referenced below:

(b)         Exhibits

The following exhibits are filed with this Report on Form 10-K or are incorporated by reference as described below.

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

10.8	Blackboxstocks, Inc. 2021 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on August 11, 2021)
10.9	Amendment No. 1 to Loan Agreement dated March 9, 2022 between FPV Servicing LLC and Blackboxstocks, Inc.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

Item 16.	Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gust Kepler and Robert Winspear, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities set forth opposite their names and on March 31, 2022.

Name	Title

/s/ Gust Kepler	President and Chief Executive Officer and Director
Gust Kepler	(Principal Executive Officer)

/s/ Robert Winspear	Chief Financial Officer, Secretary and Director
Robert Winspear	(Principal Accounting and Financial Officer)

/s/ Andrew Malloy	Director
Andrew Malloy

/s/ Ray Balestri	Director
Ray Balestri

/s/ Dalya Sulaiman	Director
Dalya Sulaiman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors of Blackboxstocks Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blackboxstocks Inc. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2022

We have served as the Company’s auditor since 2015.

Blackboxstocks Inc.

Balance Sheets

December 31, 2021 and 2020

	December 31,
	2021	2020

Assets
Current assets:
Cash	$2,426,497	$972,825
Accounts receivable, net of allowance for doubtful accounts of $68,589 at December 31, 2021 and 2020, respectively	18,585	17,990
Inventory	13,567	17,661
Marketable securities	8,015,882	-
Prepaid expenses and other current assets	227,440	44,643
Prepaid expenses, related party (Note 7)	-	36,700
Total current assets	10,701,971	1,089,819

Property and equipment:
Office, computer and related equipment, net of depreciation of $81,682 and $61,961 at December 31, 2021 and 2020, respectively	49,873	5,682
Right of use lease, net of amortization of $150,829 and $97,725 at December 31, 2021 and 2020, respectively	398,270	62,348
Total property and equipment	448,143	68,030

Total assets	$11,150,114	$1,157,849

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$585,615	$352,545
Accrued interest	6,544	10,425
Unearned subscriptions	1,302,036	1,016,157
Lease liability right of use, current	62,630	40,473
Other liabilities	-	180,000
Senior secured note payable, net of debt issuance costs of $46,597 and $-0- at December 31, 2021 and 2020, respectively (Note 8)	943,403	10,000
Convertible notes payable, net of discount of $-0- and $194,267 at December 31, 2021 and 2020, respectively (Note 8)	-	257,150
Note payable, current portion (Note 8)	28,448	131,605
Notes payable, related party (Note 8)	-	859
Total current liabilities	2,928,676	1,999,214

Long term liabilities:
Senior secured note payable, long term, net of debt issuance costs of $-0- and $99,852 at December 31, 2021 and 2020, respectively (Note 8)	-	890,148
Note payable (Note 8)	68,347	-
Lease liability right of use, long term	335,641	26,241
Total long term liabilities	403,988	916,389

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 and 5,000,000 issued and outstanding at December 31, 2021 and 2020, respectively	3,270	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized: 13,099,272 and 8,410,386 issued and outstanding at December 31, 2021 and 2020, respectively	13,099	8,410
Common stock subscribed	-	12,500
Common stock payable	15,000	-
Additional paid in capital	17,586,635	5,401,154
Accumulated deficit	(9,800,554)	(7,184,818)
Total stockholders' equity (deficit)	7,817,450	(1,757,754)

Total liabilities and stockholders' equity (deficit)	$11,150,114	$1,157,849

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Operations

For the Years Ended December 31, 2021 and 2020

	December 31,
	2021	2020
Revenue:
Subscriptions	$6,087,081	$3,340,983
Other revenues	25,243	26,580
Total revenues	6,112,324	3,367,563

Cost of revenues	1,851,355	1,201,320

Gross margin	4,260,969	2,166,243

Operating expenses:
Software development costs	642,872	94,221
Selling, general and administrative	4,625,333	1,766,130
Advertising and marketing	1,250,882	705,706
Depreciation and amortization	19,721	12,884
Total operating expenses	6,538,808	2,578,941

Operating income (loss)	(2,277,839)	(412,698)

Other (income) expense:
Interest expense	135,492	174,083
Convertible note financing	-	500,469
Gain on derivative liability	-	(1,155,718)
Default expense	-	24,750
Amortization of debt discount and issuance costs	247,522	398,629
Gain on forgiveness of note payable	(33,405)	-
Investment income	(11,712)	-
Total other (income) expense	337,897	(57,787)

Loss before income taxes	(2,615,736)	(354,911)

Income Taxes	-	-

Net loss	(2,615,736)	(354,911)

Weighted average number of common shares outstanding - basic and diluted	9,644,973	8,074,164

Net loss per share - basic and diluted	$(0.27)	$(0.04)

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Stockholders' Deficit

For the Years Ended December 31, 2021 and 2020

	Preferred Stock		Series A		Common Stock		Common Stock	Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Payable	Capital	Deficit	Total

Balances, December 31, 2019	-	$-	5,000,000	$5,000	7,908,231	$7,908	$35,060	$-	$3,443,640	$(6,829,907)	$(3,338,299)

Issuance of shares for cash, net of fees	-	-	-	-	346,533	347	-	-	430,195	-	430,542

Subscription shares cancelled	-	-	-	-	-	-	(22,560)	-	-	-	(22,560)

Issuance of shares pursuant to convertible note payables	-	-	-	-	51,283	51	-	-	145,472	-	145,523

Issuance of shares in settlement of expenses	-	-	-	-	56,339	56	-	-	112,294	-	112,350

Issuance of shares in exchange for services	-	-	-	-	48,000	48	-	-	93,552	-	93,600

Convertible note forbearance extinguishment of derivative liability	-	-	-	-	-	-	-	-	522,065	-	522,065

Warrants issued for amendment of convertible notes payable	-	-	-	-	-	-	-	-	653,936	-	653,936

Net loss	-	-	-	-	-	-	-	-	-	(354,911)	(354,911)

Balances, December 31, 2020	-	$-	5,000,000	$5,000	8,410,386	$8,410	$12,500	$-	$5,401,154	$(7,184,818)	$(1,757,754)

Issuance of shares and warrants for cash, net of fees	-	-	-	-	2,470,772	2,471	-	-	10,655,449	-	10,657,920

Issuance of subscribed shares	-	-	-	-	6,411	6	(12,500)	-	12,494	-	-

Issuance of shares in settlement of liabilities	-	-	-	-	92,308	93	-	-	179,907	-	180,000

Issuance of shares for services	-	-	-	-	175,000	175	-	-	668,325	-	668,500

Issuance of shares from conversion of Series A preferred shares	-	-	(1,730,002)	(1,730)	1,730,002	1,730	-	-	-	-	-

Common stock payable for compensation	-	-	-	-	-	-	-	15,000	-	-	15,000

Issuance of shares for cashless exercise of warrants	-	-	-	-	214,393	214	-	-	(214)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	165,431	-	165,431

Issuance of options for compensation	-	-	-	-	-	-	-	-	504,089	-	504,089

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(2,615,736)	(2,615,736)

Balances, December 31, 2021	-	$-	3,269,998	$3,270	13,099,272	$13,099	$-	$15,000	$17,586,635	$(9,800,554)	$7,817,450

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,615,736)	$(354,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	19,721	12,884
Amortization of note discount and issuance costs	247,522	398,629
Shares issued in settlement of financing costs	-	105,850
Shares issued in settlement of services	668,500	100,100
Stock based compensation	684,520	-
Expenses paid by lender	-	6,030
Convertible note financing	-	500,469
Change in fair value of derivative liability	-	(1,155,718)
Convertible note default expense	-	24,750
Gain on forgiveness of note payable	(33,405)	-
Right of use lease	(4,365)	591
Investment income	(11,712)	-
Changes in operating assets and liabilities:
Accounts receivable	(595)	(12,245)
Inventory	4,094	(17,661)
Prepaid expenses and other current assets	(182,797)	36,225
Prepaid expenses, related party	36,700	-
Accounts payable	233,070	(279,742)
Accrued interest	(3,881)	(32,141)
Accrued interest, related party	-	(16,680)
Unearned subscriptions	285,879	827,150
Net cash provided by (used in) operating activities	(672,485)	143,580

Cash flows from investing activities:
Purchase of property and equipment	(63,912)	(1,299)
Purchase of marketable securities	(8,004,170)	-
Cash repayments from related parties	-	9,823
Net cash provided by (used in) investing activities	(8,068,082)	8,524

Cash flows from financing activities:
Common stock and warrants issued for cash	10,657,920	430,542
Common stock subscribed	-	(22,560)
Proceeds from issuance of notes payable	-	1,127,100
Debt issuance costs	-	(99,852)
Proceeds from issuance of convertible notes payable	-	100,000
Proceeds from Payroll Protection Program Loan	-	130,200
Principal payments on senior secured note payable	(10,000)	-
Principal payments on notes payable	(1,405)	(457,657)
Principal payments on convertible notes payable	(451,417)	(181,083)
Principal payments on notes payable, related parties	(859)	(227,141)
Net cash provided by financing activities	10,194,239	799,549

Net increase in cash	$1,453,672	$951,653
Cash - beginning of year	972,825	21,172
Cash - end of year	$2,426,497	$972,825

Supplemental disclosures:
Interest paid	$139,373	$186,516
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Repayment of note in exchange for note payable	$-	$39,370
Common stock issued in settlement of accrued liabilities	$180,000	$-
Common stock issued in settlement of convertible notes payable	$-	$100,000
Discount on notes payable	$-	$69,500
Repayment of note payable, related party in exchange for advances	$-	$2,933
Issuance of warrants for forbearance agreements	$-	$371,243

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Notes to Financial Statements

For the Years Ended December 31, 2021 and 2020

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

The Company changed its name to Blackboxstocks, Inc. and began operating as a financial technology and social media platform in March 2016. The platform offers real-time proprietary analytics and news for stock and options traders of all levels. The Company believes its web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. The software continuously scans the NASDAQ, New York Stock Exchange, Chicago Board Options Exchange (the “CBOE”), and other options markets, analyzing over 10,000 stocks and up to 1,500,000 options contracts multiple times per second. The Company also provides users with a fully interactive social media platform that is integrated into our dashboard, enabling users to exchange information and ideas quickly and efficiently through a common network. Recently, the Company also introduced a live audio/video feature that allows members to broadcast on their own channels to share trade strategies and market insight within the community. The platform was initially made available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through the Company website at http://www.blackboxstocks.com.

On November 10, 2021, the Company issued 2,400,000 shares of Common Stock in its initial public offering and concurrently was listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BLBX”.

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

Cash and cash equivalents. Cash and cash equivalents include all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less.

Investments in Marketable Securities. During the year ended December 31, 2021, the Company invested in marketable securities which primarily consist of investments in mutual funds that hold commercial and government debt securities. These investments are recorded at fair value based on quoted prices at the end of the Company’s reporting period. Any realized or unrealized gains or losses are recognized in the accompanying statements of operations.

Fair Value of Financial Instruments. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Recently Issued Accounting Pronouncements. During the year ended December 31, 2021, there were several new accounting pronouncements issued by the FASB. Each of the other pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

The Company had total potential additional dilutive securities outstanding at December 31, 2021 and 2020, as follows.

	2021	2020

Series A Convertible Preferred Shares	3,269,998	5,000,000
Conversion rate	0.2	1.0
Common shares after conversion	654,000	5,000,000
Option shares	675,833	0
Warrant shares	558,336	479,554

Share-Based Payment. All share based payments to employees, directors, and contractors including grants of stock options, restricted shares or warrants, are recognized in the statement of operations based on their fair values at the time of grant in accordance with ASC Topic 718, Compensation - Stock Compensation.

Revenue Recognition. We operate under a software as a service (SaaS) model whereby we sell monthly and annual subscriptions allowing subscribers access to our platform. We recognize revenue over the subscription period (either monthly or annual) and record cash received but not yet earned as deferred revenue on our balance sheet. Additionally, the Company receives revenues from commissions and the sale of promotional products which are presented as other revenues on the accompanying statements of operations. Commission revenues are recognized as they are earned and revenues from the sale of promotional products are recognized upon shipment.

Other Liabilities. The Company planned the development of a future product, a complimentary platform to share its IP protocol with the current Blackbox System on a subscription basis. The future product was not developed and launched. The Company received advance payments totaling $180,000 from a new subscriber group in anticipation of the development of this future product and the amounts were deferred. During the first quarter 2021 the subscribers agreed to terminate those agreements in exchange for common stock (Note 4).

Software Development Costs. The Company accounts for software development costs pursuant to ASC Topic 985-Software, which requires that the costs incurred for planning, designing, coding and testing of software prior to technological feasibility be recorded as research and development expenses as incurred. Such costs include both internal development and engineering costs as well as development expenses contracted through third parties.

Prepaid Expenses. Prepaid expenses are current assets created when the Company makes payments or incurs an obligation for expenses identified for a future period. These amounts are charged to expense as the services are provided.

3. Marketable securities

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

The Company’s marketable securities are highly liquid and are quoted on major exchanges and are therefore classified as Level 1 securities. The following table summarizes the Company’s assets that were measured and recognized at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total

Balance at January 1, 2021	$-	$-	$-	$-

Additions	8,004,170	-	-	8,004,170

Change in fair value	11,712	-	-	11,712

Balance at December 31, 2021	$8,015,882	$-	$-	$8,015,882

4. Stockholders’ Equity (Deficit)

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock (“Series A Stock”) rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes. During 2021, 1,730,002 previously issued and outstanding shares of the Series A Stock were converted into Common Stock. All currently issued and outstanding shares of the Series A Stock are held by Gust Kepler, the Company’s Chairman and Chief Executive Officer (“Mr. Kepler”). The Company and Mr. Kepler entered into Conversion Rights Agreement dated effective as of October 14, 2021 limiting the rights of the holder(s) of our outstanding shares of Series A Stock to convert such shares into Common Stock on a one-for one basis as provided for in the Certificate of Designation of the Series A Stock (the “Designation Conversion Rights”). Pursuant to the terms of the Conversion Rights Agreement, the Designation Conversion Rights are limited and exercisable based upon the Company reaching the following market capitalization thresholds, measured on the last day of each calendar quarter:

●	If the Company’s market capitalization is less than $150,000,000, the outstanding Series A Stock will be convertible into Common Stock on a 5-for-1 share basis;
●

If the Company’s market capitalization is equal to or greater than $150,000,000 but less than $200,000,000, the outstanding Series A Stock will be convertible into Common Stock on a 3.3-for-1 share basis;

●

 If the Company’s market capitalization is equal to or greater than $200,000,000 but less than $250,000,000, the outstanding Series A Stock will be convertible into Common Stock on a 2.5-for-1 share basis;

●

If the Company’s market capitalization is equal to or greater than $250,000,000 but less than $350,000,000 the outstanding Series A Stock will be convertible into Common Stock on a 1.75-for-1 share basis;

●

If the Company’s market capitalization is equal to or greater than $350,000,000 the outstanding Series A Stock will thereafter convertible into Common Stock pursuant to the Designation Conversion Rights (on a 1-for-1 share basis).

The Conversion Rights Agreement terminates when the last share of Series A Stock is either converted or the largest market capitalization threshold is met.

On January 28, 2020 the Company issued 50,000 shares of its Common Stock at a value of $2.00 to a third party in conjunction with the financing arrangement executed on January 27, 2020 (Note 7).

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

During the year ended December 31, 2020 the Company issued 48,000 shares of its Common Stock at a value of $1.95 per share to a Winspear Investments LLC in conjunction with a consulting services agreement (Note 9).

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

During the year ended December 31, 2021, the Company sold 70,772 shares of common stock to third parties for $138,006 and issued 6,411 shares of common stock previously subscribed for $12,500.

During the year ended December 31, 2021, the Company exchanged a liability of $180,000 for the purchase of a Simple Agreement for Future Tokens into 92,308 shares of common stock at $1.95 per share (Note 2).

During the year ended December 31, 2021, the Company issued 20,000 shares of common stock at $1.95 per share for services provided to the Company totaling $39,000 to Winspear Investments LLC (Note 9).

During the year ended December 31, 2021, the Company issued 80,000 shares of common stock at $5.00 per share for services provided to the Company totaling $400,000 to Winspear Investments LLC (Note 9).

During the year ended December 31, 2021, the Company issued 75,000 shares of common stock to a third party for services provided to the Company totaling $229,500.

During the year ended December 31, 2021, the Company issued 214,393 shares of common stock to third parties for the cashless exercise of 249,949 warrants (Note 4).

On November 9, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Alexander Capital, L.P. as the representative of the underwriters named therein (the “Representative” and such other underwriters being collectively called the “Underwriters” or, individually, an “Underwriter”), relating to the issuance and sale by the Company to the Underwriters of an aggregate of 2,400,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a price to the public of $5.00 per share, less underwriting discounts and commissions. Pursuant to the Underwriting Agreement, the Underwriter was granted an option (the “Over-Allotment Option”) for a period of 45 days to purchase from the Company up to an additional 360,000 shares of Common Stock, at the same price per share, to cover over-allotments, if any. The Over-Allotment Option expired without being exercised during December 2021. The Company incurred $1,260,000 in underwriting discounts and commissions and incurred $220,086 in related expenses, resulting in net cash proceeds received totaling $10,519,914.

5. Warrants to Purchase Common Stock

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

Beginning January 1, 2021, the Company computes fair value cost using the Cox-Ross-Rubinstein binomial model. During the period ended December 31, 2021, the Company estimated the fair value of the warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance, a risk-free interest rate of 1.30%, and expected volatility of 50% based on the volatility of comparable publicly traded entities, various exercise prices, and terms of up to 10 years.

Concurrently with the execution of certain securities purchase agreements during 2020, the Company issued warrants to purchase common stock. Each warrant is exercisable for a period of one to five years from the date of the securities purchase agreement. The fair value cost at the date of issuance of these warrants was $639,194.

In conjunction with the issuance of convertible notes payable during 2020 as described in Note 7, a warrant for the purchase of up to 115,385 shares of common stock exercisable for a one-year period was issued at an exercise price of $0.01 per share and warrants for the purchase of up to 360,000 shares of common stock exercisable for a five-year period was issued at an exercise price of $1.00 per share.

On September 11, 2021, the Company issued Robert Winspear, Chief Financial Officer, Secretary and a director of the Company, a warrant to purchase up to 100,000 shares of common stock exercisable for a ten-year period at an exercise price of $1.95. The warrant vests monthly over 36 months after the issuance date. The fair value of the warrant at the issuance date was $382,571, which is being expensed as vesting occurs.

On September 11, 2021, the Company issued warrants to purchase up to a total of 32,129 shares of common stock exercisable for a ten-year period at an exercise price of $1.95. The warrants vested on the issuance date. The fair value of these warrants at the issuance date was $122,916, which was expensed at issuance.

On November 9, 2021, as part of the Underwriting Agreement (Note 3), the Company issued a warrant to purchase up to 144,000 shares of common stock exercisable for a five-year period at an exercise price of $6.25 per share.

The following table presents the Company’s warrants as of December 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2019	84,295	$1.95	4.45
Issued	510,644	$0.84	5.00
Exercised	(115,385)	$0.01	-
Warrants as of December 31, 2020	479,554	$1.24	4.34
Issued	328,731	$3.77	7.01
Exercised	(249,949)	$1.04	3.77
Warrants as of December 31, 2021	558,336	$3.28	5.09

At December 31, 2021, warrants for the purchase of 469,450 shares of common stock were vested and warrants for the purchase of 88,886 shares of common stock remained unvested. The Company expects to incur expenses for the unvested warrants totaling $340,056 as they vest.

6. Incentive Stock Plan

On August 4, 2021, our Board of Directors created, and our stockholders approved, the 2021 Blackboxstocks, Inc. Incentive Stock Plan (the “2021 Plan”) which became effective August 31, 2021. We have reserved 750,000 of our outstanding shares of our common stock for issuance under the 2021 Plan. The 2021 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors.

During the period ended December 31, 2021, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; a risk-free interest rate of 1.30%, and expected volatility of 50% based on the volatility of comparable publicly traded entities, various exercise prices, and terms of 10 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods

In addition, 6,048 shares of restricted common stock were granted on September 11, 2021, with 25% vesting at issuance and the remaining shares vesting quarterly over nine months. As of December 31, 2021, 3,024 of the restricted common stock shares have vested and are included in common stock payable.

The following table presents the Company’s options as of December 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2020	-	$-	-
Issued	682,500	$3.07	10.00
Forfeited	(6,667)	$2.99	9.69
Exercised	-	$-	-
Options as of December 31, 2021	675,833	$3.07	9.69

At December 31, 2021, options to purchase 228,891 shares of common stock were vested and options to purchase 453,609 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $756,965 as they vest.

7. Related Party Transactions

As of January 1, 2020, the Company was owed $9,823 from Gust C. Kepler. During the year ended December 31, 2020 Mr. Kepler repaid the advance. During the year ended December 31, 2021, the Company advanced Mr. Kepler $189,477 of which $139,859 was repaid by Mr. Kepler and $50,618 was recorded as compensation expense.

During the year ended December 31, 2020, the Company engaged the services of EDM Operators, (“EDM”), whose two stockholders are Company stockholders. During the year ended December 31, 2020, EDM was paid $40,200 for services. One of the stockholders of EDM is Eric Pharis, who was appointed as our Chief Operating Officer on September 11, 2021.

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler. As of December 31, 2020, the Company had a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds were utilized during the year ended December 31, 2021.

On August 11, 2020 we entered into a letter agreement with Winspear Investments, LLC (“Winspear”), pursuant to which the Company retained Winspear to provide strategic advisory services for financial and business matters. Winspear is 100% owned by our Chief Financial Officer, Robert Winspear, and his wife. Pursuant to the letter agreement, the Company paid or accrued a total of 68,000 shares of common stock prior to the appointment of Mr. Winspear as a director and our Chief Financial Officer and Secretary, and paid Winspear an additional 80,000 shares of common stock as a result of the Company’s listing on Nasdaq.

During the years ended December 31 2020 and 2021 the Company paid Cyfeon Solutions Inc $65,000 and $183,062, respectively, for services related to the development and management of the Company’s software platform. Cyfeon Solutions Inc is owned by Brandon Smith who was appointed as our Chief Technology Officer in December of 2021. There was an outstanding payable of $15,000 at December 31, 2021 to Cyfeon Solutions Inc.

The Company entered into Conversion Rights Agreement dated effective as of October 14, 2021 with Mr. Kepler. The Conversion Agreement limits the rights of the holder(s) of our outstanding shares of Series A Preferred Stock to convert such shares into Common Stock (see Note 4).

8. Debt

Notes Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company was awarded a loan of $130,200. The loan carries an interest rate of 1% and matures on May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025.

On November 12, 2020, the Company executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC (“FVP”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company also entered into an agreement with an affiliate of FVP to provide certain credit and debit card processing services for the Company, which services will continue for a period of one year after the loan is repaid and contains a right of first refusal to continue to provide such services in the future subject to certain limitations. Mr. Kepler executed a guaranty in favor of FVP in connection with the loan. Proceeds from the loan were used to repay the existing senior secured loan balance of $100,000 along with accrued interest, certain outstanding trade payables in the amount of $133,880 and for general working capital purposes. In addition, the Company granted the Lender a security interest in substantially all of its assets. As of December 31, 2021 and 2020, the unpaid balances of the note totaled $990,000 and $1,000,000, respectively.

On March 9, 2022 the Company and FVP amended the Loan Agreement to change the Debt Service Coverage Ratio measurement date from the quarter ending December 31, 2021 to the quarter ending September 30, 2022, the effect of which was to cure what would otherwise have caused a breach of the Debt Service Coverage Ratio for the quarter ending December 31, 2021.

Notes Payable, related party

During December 2018, Mr. Kepler, advanced $108,000 to the Company for payment to a third party note holder in exchange for an unsecured promissory note. During the years ended December 31, 2021 and 2020, the Company repaid $859 and $107,141 in principal, respectively, reducing the balances due as of December 31, 2021 and 2020 to $0 and $859, respectively.

Convertible Notes Payable

During May 2019, the Company issued an 8% Fixed Convertible Promissory Note payable to a third party with a face value of $385,000, which included an original issue discount of 10% on the investment amount. During July 2019 the Company issued another 8% Fixed Convertible Promissory Note with a face value of $165,000 which also included an original discount of 10% on the investment amount. The two notes contain substantially identical terms. The Company defaulted on the notes and incurred default fees of $24,750 for the year ended December 31, 2020, which was added to the principal balance.

During July 2020 the Company entered into Forbearance and Note Settlement Agreements (“Agreements”) with the holders of the 8% Fixed Convertible Promissory Notes agreeing to take no further action to avail themselves of the remedies of default defined in the Notes. The Agreements stipulate the Company remit payment of all accrued interest and principal outstanding beginning on July 20, 2020 for thirteen agreed upon payments and until the note is repaid in full. Upon execution of these Agreements, effectively extinguishing the above-described notes, the Company recognized a cancellation of the derivative liability previously related to the conversion feature of $522,065. As additional consideration for the Agreements, the holders were issued warrants to purchase up to 360,000 shares of the Company’s Common Stock at a price of $1.00 per share, exercisable beginning January 10, 2021, and expiring on July 10, 2025. The fair value of the warrants at the date of issuance was $371,243 and was reflected in paid in capital and the related debt discount was amortized over the term of the Agreements. The notes were fully repaid during the year ended December 31, 2021.

On March 23, 2020, third parties advanced $75,000 and $25,000 to the Company in exchange for Convertible Promissory Notes bearing interest at 52% per annum to be paid monthly in arrears beginning April 30, 2020, secured by the Company’s assets, with rights to convert into the Company’s common stock at $0.60, and maturing on March 25, 2021. On June 23, 2020 the Company amended the notes changing the provision for conversion into the Company’s common stock from $0.60 to $1.95. Additional consideration for the amended and restated notes included the issuance of warrants for the purchase of up to 115,385 shares of common stock at a price of $0.01. On July 6, 2020 the holders exercised their warrants. On November 12, 2020, the holders of these notes elected to convert the obligations in the aggregate principal amount of $100,000 into 51,282 shares of Common Stock.

9. Derivative Liabilities

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

The Company’s derivative liabilities were classified as Level 3 instruments. The following table summarizes the Company’s liabilities that were measured and recognized at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3
Balance at December 31, 2019	$-	$-	$1,405,530
Additions	-	-	317,776
Amendments	-	-	(224,066)
Retirements	-	-	(567,588)
Change in fair value	-	-	(931,652)
Balance at December 31, 2020	$-	$-	$-

10. Commitments and Contingencies

During August 2017 the Company acquired and was assigned all right, title and interest in an office lease with Teachers Insurance and Annuity Association of America (“TIAA”) for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. During September 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. During February 2021, the Company amended its lease with TIAA to expand its space by approximately 847 square feet for a total of 2,685 square feet and extended the expiration date to September 30, 2025. On April 14, 2021, the Company amended its lease with TIAA extending the lease expiration until September 30, 2028.

Operating lease agreements are required to be recognized on the balance sheet as right of use assets and corresponding lease liabilities under ASC 842, Leases. When measuring right of use assets and the corresponding liabilities, the Company discounted lease payments using an estimated incremental borrowing rate of 10%. As a result of the February and April 2021 amendments, the Company recognized additional right of use assets and lease liabilities totaling $389,026.

The Company records rent expense associated with this lease on a straight-line basis in conjunction with the terms of the underlying lease. During the years ended December 31, 2021 and 2020, the Company’s office rental expenses totaled approximately $77,400 and $59,600, respectively.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2022	$88,786
2023	87,934
2024	89,948
2025	91,122
2026	93,136
Thereafter	167,645
$618,571

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

During the years ended December 31, 2021 and 2020, a reconciliation of income tax expense at the statutory rate of 21% to income tax expense at the Company’s effective tax rate is as follows:

	2021	2020
Income tax benefit at statutory rate	$549,000	$75,000
Temporary differences	-	-
Permanent differences	(153,000)	233,000
Valuation allowance	(396,000)	(308,000)
Provision for federal income taxes	$-	$-

At December 31, 2021, the Company had approximately $7,035,554 of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carryforward have been fully offset by a valuation allowance. These losses may be used to offset future taxable income and, if not fully utilized, begin to expire in the year 2038.

12. Subsequent Events

On January 7, 2022, the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s common stock. The program will terminate on December 31, 2022 or when the $2,500,000 authorized has been fully utilized. As of March 28, 2022, the Company has repurchased 430,171 shares for an aggregate purchase price of $837,520. This use of proceeds was not anticipated or disclosed in the Company’s prospectus.

On March 9, 2022 the Company and FVP amended the loan agreement to change the Debt Service Coverage Ratio measurement date from the quarter ending December 31, 2021 to the quarter ending September 30, 2022, the effect of which was to cure what would otherwise have caused a breach of the Debt Service Coverage Ratio for the quarter ending December 31, 2021.