Form 10-Q
period 2022-03-31
BLACKBOXSTOCKS INC.
filed 2022-05-16
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of May 14, 2022 was 13,185,659.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash	$651,518	$2,426,497
Accounts receivable, net of allowance for doubtful accounts of $68,589 at March 31, 2022 and December 31, 2021, respectively	11,074	18,585
Inventory	14,062	13,567
Marketable securities	7,922,244	8,015,882
Prepaid expenses and other current assets	95,591	227,440
Total current assets	8,694,489	10,701,971

Property and equipment:
Office, computer and related equipment, net of depreciation of $86,957 and $81,682 at March 31, 2022 and December 31, 2021, respectively	44,598	49,873
Right of use lease, net of amortization of $166,058 and $150,829 at March 31, 2022 and December 31, 2021, respectively	383,041	398,270
Total property and equipment	427,639	448,143

Total assets	$9,122,128	$11,150,114

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$700,987	$585,615
Accrued interest	6,544	6,544
Unearned subscriptions	1,177,701	1,302,036
Lease liability right of use, current	66,494	62,630
Senior secured note payable, net of debt issuance costs of $33,283 and $46,597 at March 31, 2022 and December 31, 2021, respectively (Note 7)	926,717	943,403
Note payable, current portion (Note 7)	28,448	28,448
Total current liabilities	2,906,891	2,928,676

Long term liabilities:
Note payable, net of current portion (Note 7)	61,262	68,347
Lease liability right of use, long term	316,547	335,641
Total long term liabilities	377,809	403,988

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,270	3,270
Common stock, $0.001 par value, 100,000,000 shares authorized: 13,185,659 and 13,099,272 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	13,186	13,099
Common stock payable	22,500	15,000
Treasury stock	(859,612)	-
Additional paid in capital	17,701,081	17,586,635
Accumulated deficit	(11,042,997)	(9,800,554)
Total stockholders' equity	5,837,428	7,817,450

Total liabilities and stockholders' equity	$9,122,128	$11,150,114

The accompanying notes are an integral part of these financial statements

Blackboxstocks Inc.

Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenue:
Subscriptions	$1,270,930	$1,485,798
Other revenues	1,556	3,870
Total revenues	1,272,486	1,489,668

Cost of revenues	579,962	395,775

Gross margin	692,524	1,093,893

Operating expenses:
Software development costs	184,884	130,438
Selling, general and administrative	1,224,723	606,687
Advertising and marketing	298,796	207,312
Depreciation and amortization	5,275	4,324
Total operating expenses	1,713,678	948,761

Operating income (loss)	(1,021,154)	145,132

Otherexpense:
Interest expense	29,243	41,038
Amortization of debt discount and issuance costs	13,314	91,539
Investment loss	178,732	-
Total other expense	221,289	132,577

Income (loss) before income taxes	(1,242,443)	12,555

Income Taxes	-	-

Net income (loss)	(1,242,443)	12,555

Weighted average number of common shares outstanding - basic	13,181,820	8,513,694
Weighted average number of common shares outstanding - diluted	13,181,820	13,780,566

Net income (loss) per share - basic	$(0.09)	$0.00
Net income (loss) per share - diluted	$(0.09)	$0.00

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Series A		Common Stock		Common	Common		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Stock Subscribed	Stock Payable	Treasury Stock	Paid in Capital	Accumulated Deficit	Total

Balances, December 31, 2020	-	$-	5,000,000	$5,000	8,410,386	$8,410	$12,500	$-	$-	$5,401,154	$(7,184,818)	$(1,757,754)

Issuance of shares for cash, net of fees	-	-	-	-	70,772	71	-	-	-	137,935	-	138,006

Issuance of subscribed shares	-	-	-	-	6,411	6	(12,500)	-	-	12,494	-	-

Issuance of shares in settlement of liabilities	-	-	-	-	92,308	93	-	-	-	179,907	-	180,000

Net income	-	-	-	-	-	-	-	-	-	-	12,555	12,555

Balances, March 31, 2021	-	$-	5,000,000	$5,000	8,579,877	$8,580	$-	$-	$-	$5,731,490	$(7,172,263)	$(1,427,193)

Balances, December 31, 2021	-	$-	3,269,998	$3,270	13,099,272	$13,099	$-	$15,000	$-	$17,586,635	$(9,800,554)	$7,817,450

Purchase of treasury stock	-	-	-	-	-	-	-	-	(859,612)	-	-	(859,612)

Cashless exercise of warrants	-	-	-	-	86,387	87	-	-	-	(87)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	82,653	-	82,653

Common stock payable for compensation	-	-	-	-	-	-	-	7,500	-	-	-	7,500

Net loss	-	-	-	-	-	-	-	-	-	-	(1,242,443)	(1,242,443)

Balances, March 31, 2022	-	$-	3,269,998	$3,270	13,185,659	$13,186	$-	$22,500	$(859,612)	$17,701,081	$(11,042,997)	$5,837,428

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,242,443)	$12,555
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,275	4,324
Amortization of note discount and issuance costs	13,314	104,853
Stock based compensation	122,033	-
Right of use lease	-	(506)
Investment loss	178,732	-
Changes in operating assets and liabilities:
Accounts receivable	7,511	6,994
Inventory	(495)	(355)
Prepaid expenses and other current assets	131,849	15,600
Accounts payable	115,371	11,999
Accrued interest	-	(2,388)
Unearned subscriptions	(124,335)	78,836
Net cash provided by (used in) operating activities	(793,188)	231,912

Cash flows from investing activities:
Purchase of property and equipment	-	(31,234)
Purchase of marketable securities	(9,855,275)	-
Proceeds from sales of marketable securities	9,770,181	-
Net cash used in investing activities	(85,094)	(31,234)

Cash flows from financing activities:
Common stock and warrants issued for cash	-	150,506
Common stock subscribed	-	(12,500)
Principal payments on senior secured note payable	(30,000)	-
Principal payments on notes payable	(7,085)	(832)
Principal payments on convertible notes payable	-	(196,209)
Purchase of treasury stock	(859,612)	-
Net cash used in financing activities	(896,697)	(59,035)

Net increase (decrease) in cash	$(1,774,979)	$141,643
Cash - beginning of year	2,426,497	972,825
Cash - end of year	$651,518	$1,114,468

Supplemental disclosures:
Interest paid	$29,243	$43,425
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in settlement of accrued liabilities	$-	$180,000

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2022 and 2021

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

The Company changed its name to Blackboxstocks, Inc. and began operating as a financial technology and social media platform in March 2016. The platform offers real-time proprietary analytics and news for stock and options traders of all levels. The Company believes its web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. The software continuously scans the NASDAQ, New York Stock Exchange, CBOE, and other options markets, analyzing over 10,000 stocks and up to 1,500,000 options contracts multiple times per second. The Company also provides users with a fully interactive social media platform that is integrated into our dashboard, enabling users to exchange information and ideas quickly and efficiently through a common network. Recently, the Company also introduced a live audio/video feature that allows members to broadcast on their own channels to share trade strategies and market insight within the community. The platform was initially made available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through the Company website at http://www.blackboxstocks.com.

On November 10, 2021, the Company issued 2,400,000 shares of Common Stock in its initial public offering and concurrently was listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BLBX”.

2. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2022. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Investments in Marketable Securities. The Company invests in marketable securities which primarily consist of investments in mutual funds that hold commercial and government debt securities. These investments are recorded at fair value based on quoted prices at the end of the Company’s reporting period. Any realized or unrealized gains or losses are recognized in the accompanying statements of operations.

Recently Issued Accounting Pronouncements. During the three months ended March 31, 2022, there were no new accounting pronouncements issued that management believes the adoption of which will have a material impact on the Company’s financial statements.

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

The Company had total potential additional dilutive securities outstanding at March 31, 2022, as follows:

March 31, 2022
Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Option shares	652,500
Warrant shares	438,336

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

The Company’s marketable securities are highly liquid and are quoted on major exchanges and are therefore classified as Level 1 securities. The following table summarizes the Company’s assets that were measured and recognized at fair value as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2021	$8,015,882	$-	$-	$8,015,882
Additions	-	-	-	-
Change in fair value	(178,732)	-	-	(178,732)
Balance at March 31, 2022	$7,922,244	$-	$-	$7,922,244

4. Stockholders’ Equity (Deficit)

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock (“Series A Stock”) rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes. During 2021, 1,730,002 previously issued and outstanding shares of the Series A Stock were converted into Common Stock. All currently issued and outstanding shares of the Series A Stock are held by Gust Kepler, the Company’s Chairman and Chief Executive Officer (“Mr. Kepler”). The Company and Mr. Kepler entered into Conversion Rights Agreement dated effective as of October 14, 2021, limiting the rights of the holder(s) of our outstanding shares of Series A Stock to convert such shares into Common Stock on a one-for one basis as provided for in the Certificate of Designation of the Series A Stock (the “Designation Conversion Rights”). Pursuant to the terms of the Conversion Rights Agreement, the Designation Conversion Rights are limited and exercisable based upon the Company reaching the following market capitalization thresholds, measured on the last day of each calendar quarter:

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

The Agreement terminates when the last share of Series A Stock is either converted or the largest Market Capitalization Threshold is met.

On January 4, 2022, 86,387 shares of common stock were issued for the cashless exercise of 120,000 warrants (Note 5).

On January 7, 2022, the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s common stock. The program will terminate on December 31, 2022 or when the $2,500,000 authorized has been fully utilized. As of March 28, 2022, the Company has repurchased 436,600 shares for an aggregate purchase price of $859,612.

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2021	558,336	$3.28	5.09
Issued	-	$-	-
Exercised	(120,000)	$1.00	3.28
Warrants as of March 31, 2022	438,336	$4.18	5.28

At March 31, 2022, warrants for the purchase of 357,783 shares were vested and warrants for the purchase of 80,553 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $308,176 as they vest.

6. Incentive Stock Plan

On August 4, 2021, our Board of Directors created and our stockholders approved the 2021 Blackboxstocks, Inc. Incentive Stock Plan (the “2021 Plan”) which became effective August 31, 2021. We have reserved 750,000 of our outstanding shares of our common stock for issuance under the 2021 Plan. The 2021 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors.

In addition, 6,048 shares of restricted common stock were granted on September 11, 2021 with 25% vesting at issuance and the remaining shares vesting quarterly over nine months. As of March 31, 2022, 4,536 of the restricted common stock shares have vested and are included in common stock payable.

The following table presents the Company’s options as of March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2021	675,833	$3.07	9.69
Issued	-	$-	-
Forfeited	(23,333)	$2.99	9.60
Exercised	-	$-	-
Options as of March 31, 2022	652,500	$3.07	9.45

At March 31, 2022, options to purchase 235,003 shares were vested and options to purchase 417,497 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $631,614 as they vest.

7. Related Party Transactions

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler. As of December 31, 2020, the Company had a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds were utilized during the year ended December 31, 2021.

8. Debt

Notes Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) the Company was awarded a loan of $130,200. The loan carries an interest rate of 1% and matures on May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry and interest rate of 1% and mature on May 4, 2025. As of March 31, 2022 and December 31, 2021, the unpaid balances of the note totaled $89,710 and $96,795, respectively.

On November 12, 2020, the Company executed a Loan Agreement with certain Lenders (“the Lenders”) and FVP Servicing LLC, as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company also entered into an agreement with an affiliate of FVP to provide certain credit and debit card processing services for the Company, which services will continue for a period of one year after the loan is repaid and contains a right of first refusal to continue to provide such services in the future subject to certain limitations. Mr. Kepler executed a guaranty in favor of FVP in connection with the loan. Proceeds from the loan were used to repay the existing senior secured loan balance of $100,000 along with accrued interest, certain outstanding trade payables in the amount of $133,880 and for general working capital purposes. In addition, the Company granted the Lender a security interest in substantially all of its assets. As of March 31, 2022 and December 31, 2021, the unpaid balances of the note totaled $960,000 and $990,000, respectively.

On March 9, 2022 the Company and FVP amended the loan agreement to change the Debt Service Coverage Ratio measurement date from the quarter ended December 31, 2021 to the quarter ending September 30, 2022. The Company was in compliance with all debt covenants at March 31, 2022.

9. Commitments and Contingencies

During August 2017 the Company acquired and was assigned all right, title and interest in an office lease with Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. During September 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. The Company records rent expense associated with this lease on a straight-line basis in conjunction with the terms of the underlying lease. On February 22, 2021 the Company amended its lease with Teachers Insurance and Annuity Association of America (“TIAA”) to expand its space by approximately 847 square feet for a total of 2,685 square feet and extended the expiration date to September 30, 2025. On April 14, 2021, the Company amended its lease with TIAA extending the lease expiration until September 30, 2028. During the three months ended March 31, 2022, the Company’s office rental expenses totaled approximately $22,300.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2022	$66,495
2023	87,934
2024	89,948
2025	91,122
2026	93,136
Thereafter	167,645
$596,280

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2021 as well as with our condensed financial statements and the notes thereto included elsewhere herein.

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

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K for the year ending December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

Liquidity and Capital Resources

At March 31, 2022, we had cash and marketable securities totaling $8,573,762 as compared to cash and marketable securities totaling $10,442,379 at December 31, 2021. Our cash flows from operations were ($793,188) for the three months ended March 31, 2022 as compared to $231,912 for the same period in the prior year.

Net cash used in investing activities for the three months ended March 31, 2022 was $85,094 as compared to 31,234 for the prior year period. The volume of marketable securities purchases and sales for the current quarter was the result of trading activity in a Company account that is used to research and test specific trading techniques. The account used for those specific activities had an account balance of approximately $100,000.

Net cash used in financing activities was $896,697 for the three months ended March 31, 2022 as compared to $59,035 for the prior year period. The purchase of $859, 612 of common stock pursuant to the Company’s stock repurchase plan was the primary component of the use of cash. The stock repurchase plan initially authorized the repurchase of up to $2,500,000 of the Company’s common stock and expires on December 31, 2022.

On November 9, 2021 the Company enter into an underwriting agreement pursuant to which it sold 2,400,000 shares of its Common Stock at an offering price of $5.00 in an underwritten public offering upon which our shares became listed on the NASDAQ Capital Market. Net proceeds to the Company after underwriting discounts and offering expenses were approximately $10,510,000. We expect to use proceeds from this offering to further develop our Blackbox System platform, expand our product offerings, fund marketing efforts to grow our subscriber base, as well as for general and administration expenses and other general corporate purposes.

We believe that the Company has sufficient capital resources to fund current operations and debt service requirements.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022 and 2021, our revenue was $1,272,486 and $1,489,668, respectively, a decrease of 14.6%. We believe 2022 revenues were negatively impacted by a confluence of macro-economic factors including poor overall performance in the stock market, soaring inflation and negative gross domestic product (GDP) growth during the first quarter of 2022. The S&P 500 dropped by 4.9% during the first quarter of 2022 as compared to a gain of 5.8% in the first quarter of 2021. In addition to the poor market performance, inflation of 7.5% as measured by the consumer price index (CPI) and a decline in GDP of (1.4%) may have constricted disposable cash of prospective subscribers. Although we believe that our platform enables our subscribers to profit in both bull and bear markets, we attribute some of our decline in revenues to a higher level of hesitancy resulting from the poor macro-economic data. In order to combat this, we implemented a promotional program offering our software for $5 for the first month. This promotional offering was the first of its kind in the Company’s history and was effective in increasing the subscriber totals but only contributed minimal revenue per user. Average users for the three months ended March 31, 2022 was 5,709 as compared to 5,575 for the prior year period and 5,749 for the quarter ended December 31, 2021.Total users of 7,400 as of March 31, 2022 included those new subscribers from the $5 promotion. Cost of revenues for the three months ended March 31, 2022 and 2021 were $579,962 and $395,775, resulting in gross margins of 54% and 73%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. Cost of goods sold increased by $184,187 for the quarter ended March 31 2022 as compared to the prior year primarily as a result of a 74% increase in the cost of our program moderators, higher costs associated with our new broadcast enabled social media feature and news feeds. As noted above, our promotional event resulted in increased user counts but limited revenue that offset the costs which resulted in unusually low gross margin percentage of 54%.

For the three months ended March 31, 2022, operating expenses were $1,713,678 as compared to $948,761 for the same period in 2021, an increase of $764,917 or 81%. We experienced significantly higher expenditures in most of our expense categories for the 2022 period. Selling, general and administrative expenses increased from $606,687 for the three months ended March 31, 2021 to $1,224,723 for the three months ended March 31, 2022, an increase of 102%. The increase in selling, general and administrative expenses of $618,036 was the largest dollar value component of the operating expense increase. The primary components of the increase were increases in salary and stock-based compensation, public investor relations. Advertising and marketing expenses increased by $91,484 or 44% from $207,312 in the three months ended March 31, 2021 to $298,796 in the three months ended March 31, 2022. Software development costs also increased by $54,446 or 42% from $130,438 in the three months ended March 31, 2021 to $184,884 for the three months ended March 31, 2022. The increased software development costs were incurred for improvements to our platform including our online social media component, development of a native application and new product development.

We expect to continue to incur increases in our operating costs for the foreseeable future. Expense increases for digital advertising and marketing activities, our primary advertising mechanism, should continue to increase with sales but may also increase as a result of additional strategies including but not limited to television advertising. Software development costs are also expected to increase as we expand our development team and invest in new products and features.

Our loss from operations for the three months ended March 31, 2022 was $1,021,154 as compared to income from operations of $145,132 for the prior year period. Lower sales and gross margin resulting from the $5 promotion in March of 2022 combined with higher operating expenses resulted in the loss from operations. Non-operating expenses for the three months ended March 31, 2022 were $221,289 as compared to $132,577 for the prior year period.

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

Reconciliation of net income (loss) to EBITDA

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(1,242,443)	$12,555
Adjustments:
Interest expense	29,243	41,038
Investment loss	178,732	-
Depreciation and amortization expense	5,275	4,324
Amortization of debt discount	13,314	91,539
Stock based compensation	122,033	-
Total Adjustments	$348,597	$136,901
EBITDA	$(893,846)	$149,456

Off Balance Sheet Arrangements

As of March 31, 2022, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2022, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2022 for the year ended December 31, 2021, as supplemented by the "Risk Factors" sections in our registration statement on Form S-1 filed with the SEC on October 5, 2021, as amended on November 5, 2021 and the information contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2021 and the registration statement, as amended, are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

On January 4, 2022, 86,387 shares of common stock were issued for the cashless exercise of 120,000 warrant shares.

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

There have been no other sales of unregistered securities during the period covered by the Report that have not been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and/or current reports on Form 8-K.

Use of Proceeds of Registered Securities

On January 7, 2022 the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program will terminate on December 31, 2022 or when the $2,500,000 authorized has been fully utilized. As of March 31, 2022, the Company has repurchased 436,600 shares of common stock for an aggregate purchase price of $859,612. This use of proceeds was not anticipated or disclosed in the Company’s prospectus.

Other than as described above, the proceeds of the public offering have been used as described in the prospectus to promote and market our Blackbox System platform and increase our subscriber base, and for general and administration expenses.

Purchases of Equity Securities by Issuer

The following table sets forth information regarding purchases made under the Company’s stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program was authorized and publicly announced on January 7, 2022 and will terminate on December 31, 2022 or when the $2,500,000 authorized has been fully utilized.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares that May Yet Be Purchase under the Plans or Programs
January 1, 2022 through January 31, 2022	221,121	$2.12	221,121	$2,031,416
February 1, 2022 through February 28, 2022	146,781	$1.84	367,902	$1,761,165
March 1, 2022 through March 31, 2022	68,698	$1.76	436,600	$1,640,388
Total	436,600	$1.97	436,600	$1,640,388

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

May 16, 2022	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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