Form 10-K/A
period 2021-12-31
BLACKBOXSTOCKS INC.
filed 2022-05-19
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

As of May 18, 2022, 13,185,659 shares of common stock, par value $0.001 per share, were issued and outstanding.

Auditor Name: Turner, Stone & Company, L.L.P.     Auditor Location: Dallas, Texas     Auditor Firm ID: 76

DOCUMENTS INCORPORATED BY REFERENCE:

None.
EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) originally filed on March 31, 2022 (the “Original Filing”) by Blackboxstocks Inc., a Nevada corporation.

We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2021. The reference on the cover page of the 2021 Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2021 Form 10-K is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2021 Form 10-K are amended and restated in their entirety as set forth in this Amendment.

Currently dated certifications of the Company’s principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.1 and 31.2 hereto. Because no financial statements have been included with this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the 2021 Form 10-K. This Amendment does not reflect events occurring after the March 31, 2022 filing of the 2021 Form 10-K or modify or update the disclosures contained in the 2020 Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 2021 Form 10-K and with our filings with the SEC subsequent to the 2021 Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our executive officers and directors. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Name	Age	Position(s) Held
Gust Kepler	57	Director, President, Chief Executive Officer
Robert Winspear	56	Director, Chief Financial Officer and Secretary
Eric Pharis	47	Chief Operating Officer
Brandon Smith	52	Chief Technology Officer
Andrew Malloy*	64	Director (1) (2) (3)
Ray Balestri*	62	Director (1) (2) (3)
Dalya Sulaiman*	55	Director (1) (2) (3)
* Independent Director as defined by Nasdaq Rule 5605(a)(2).
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Nominating and Governance Committee.

Executive Officers

Gust Kepler, Chairman of the Board, President and Chief Executive Officer. Mr. Kepler was appointed to serve as a director and our President and Chief Executive Officer on December 1, 2015. Mr. Kepler also serves as the President of G2 International, Inc. (“G2”). G2 is a consulting firm with expertise in investment banking founded by Mr. Kepler in 2002. G2’s primary focus is taking private companies public and providing advice regarding capitalization, strategic planning and investor relations. Prior to founding G2, Mr. Kepler founded Parallax Entertainment, Inc. (“Parallax”) in 1996. Parallax was an independent record label, online promotional vehicle and e-commerce solution for musicians on the Internet. Mr. Kepler managed all aspects of the label including A&R, production, marketing and distribution. In 2000, Mr. Kepler successfully completed a direct public offering for the company and Parallax subsequently became a publicly traded company on the OTC Bulletin Board. Mr. Kepler was also the cofounder of Glance Toys, Ltd. (“Glance Toys”) which was formed in 1990. Glance Toys designed, manufactured and marketed products classified in junior sporting goods category. Products included foam balls, flying discs and beach products, some of which received patents. Glance Toy’s products were sold nationally in prominent chains such as Wal-Mart, Target, Toys R Us, 7-Eleven, and numerous other well-known retailers.

Robert Winspear, Director, Chief Financial Officer and Secretary. Mr. Winspear was appointed as a Director and our Chief Financial Officer and Secretary on September 11, 2021. Prior to joining the Company, Mr. Winspear had been the President of Winspear Investments LLC, a Dallas based private investment firm specializing in lower middle market transactions, since 2002. Winspear Investments has made investments in a wide range of industries including banking, real estate, distribution, supply chain management, mega yacht marinas and hedge funds. Mr. Winspear was Vice President, Secretary and Chief Financial Officer of Excel Corporation, a credit card processing company (formerly EXCC:OTC) from May of 2014 to June of 2017. Mr. Winspear is on the board of directors of Alpha Financial Technologies/EAM Corporation, located in Dallas, Texas and VII Peaks Co-Optivist Income BDC II, Inc. an investment management company located in Orinda, California. Mr. Winspear earned a BBA and a MPA from the University of Texas at Austin.

Eric Pharis, Chief Operating Officer. Mr. Pharis is a founder of Blackboxstocks and was appointed Chief Operating Officer on September 11, 2021. Mr. Pharis has been working in quantitative finance for over 20 years. Prior to founding the Company with Mr. Kepler, Mr. Pharis worked in the proprietary trading operations of Daytek Securities, a pioneer in the area of electronic and algorithm trading, and also founded high frequency trading firm Blackbox Karma in 2005 as well as quantBrasil, a fully quantitative, computer driven hedge fund in Brazil launched in 2012 and EDM Operators, a commodities trading company using automated software based on news events launched in 2014. Mr. Pharis directs the development of the Company’s proprietary algorithms as well as data analysis. Mr. Pharis earned a bachelor of mechanical engineering from the University of Texas at Austin and a master of operations research with a certificate in financial engineering from Cornell University.

Brandon Smith, Chief Technology Officer, Mr. Smith was appointed Chief Technology Officer on December 1, 2021. Prior to be appointed Chief Technology Officer, Mr. Smith served as a principal of Cyfeon Solutions, a consulting firm he founded in 2009. Cyfeon is a Financial Services vertical focused on operational and regulatory compliance and since 2016 was the lead architect and developer of the Company’s web-based application. Mr. Smith earned an MBA from Southern Methodist University, a BBA in CIS from Texas State University and served four years in the United States Marine Corps.

Non-Employee Directors

Andrew Malloy, Director. Mr. Malloy was appointed to serve as a director on September 11, 2021. He has been CEO of ATMalloy & Partners, a family office consulting firm, since 2018 and Co-CIO of 754 Fifth Avenue Associates LLC, a single family office since 1993. Mr. Malloy has over 35 years of experience in the alternative investment industry as both a principal, seed investor, and consultant to, Hedge Funds, Private Equity, ETF, FinTech, Digital assets, Venture Capital, and Early-Stage Angel Investing platforms and funds. Mr. Malloy sits on numerous advisory boards and earned a BA from Villanova University.

Ray Balestri, Director. Mr. Balestri was appointed to serve as a director on September 11, 2021. Mr. Balestri has been a partner with Bell Nunnally since 2009 and has over 30 years’ experience as a corporate attorney.  His practice focuses on assisting businesses with a wide variety of matters, including mergers and acquisitions, business sales and spin-offs, private placements, private equity and venture capital investments, C-level employment agreements and employee equity plans, and general corporate counseling in a broad array of industries. In addition to his legal experience Mr. Balestri has significant investment experience in a wide variety of private companies with over 40 holdings through his family investment partnership. Mr. Balestri earned a B.S. in mathematics from the University of Illinois and a J.D. from Harvard University.

Dalya Sulaiman, Director. Ms. Sulaiman was appointed to serve as a director on September 11, 2021. Ms. Sulaiman has been founder and CEO of Dalya Imar Insaat, a construction company based in Istanbul Turkey since 2008. In addition to her role at Dalya Imar Insaat, Ms. Sulaiman serves as a consultant to Tepe Construction (a family-owned construction company) on industrial and commercial construction projects globally and represents certain food and beverage brands expanding into new markets. Ms. Sulaiman also manages other real estate investments for MAM Abramenko as well as brand management. Ms. Sulaiman graduated from Texas Christian University with a BBA.

Family Relationships

There are no family relationships between any director or officer of the Company and any other such person.

Involvement in Certain Legal Proceedings

No director nor any executive officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has he been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2021, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except as follows:

Brandon Smith, who was appointed to serve as our Chief Technology Officer on December 1, 2021, filed his Form 3 initial statement of beneficial ownership of securities late on January 10, 2022. Ray Balestri, a director, filed two late Form 4 statement of changes of beneficial ownership on November 19, 2021 and November 29, 2021 regarding acquisitions of our securities, and a late Form 3 initial statement of beneficial ownership of securities on November 15, 2021. Andrew Malloy, a director, filed a late Form 3 initial statement of beneficial ownership of securities on November 22, 2021. Dalya Sulaiman, a director, filed a late Form 3 initial statement of beneficial ownership of securities on November 8, 2021. Robert Winspear, a director and our Chief Financial Officer, filed a late Form 3 initial statement of beneficial ownership of securities on October 20, 2021. Gust Kepler, a director and our President and Chief Executive Officer, filed a late Form 4 statement of changes of beneficial ownership on May 3, 2021 relating to his disposition of certain of our preferred stock. Eric Pharis filed a late Form 4 statement of changes of beneficial ownership on February18, 2021.

Board Role in Risk Oversight and Management

The Board has an active role in the oversight and management of the Company’s risks and carries out its role directly and through Board committees. The Board’s direct role in the Company’s risk management process includes regular or periodic receipt and discussion of reports from management and the Company’s outside counsel and advisers on areas of material risk to the Company, including operational, strategic, financial, legal and regulatory risks.

The Board has also delegated the oversight and management of certain risks to the Audit and Compensation Committees of the Board. The Audit Committee is responsible for the oversight of Company risks relating to accounting matters, financial reporting and related party transactions. To satisfy these oversight responsibilities, the Audit Committee will regularly meet with, receive and discuss reports from the Chief Financial Officer, the Company’s independent registered public accountant, and the Company’s outside counsel. The Compensation Committee is responsible for the oversight of risks relating to the Company’s compensation and benefit programs. To satisfy these oversight responsibilities, the Compensation Committee will regularly meet with, receive and discuss reports from the Chief Executive Officer and the Chief Financial Officer to understand the financial, human resources and stockholder implications of compensation and benefit decisions.

The Board has also addressed risk through the adoption of corporate policies. The Board has adopted a Code of Ethics and Business Conduct that is designed to ensure that directors, officers and employees of the Company are aware of their legal and ethical responsibilities and conduct the Company’s business in a consistently legal and ethical manner.

The Company has not adopted any practices or policies regarding the ability of our employees (including officers) or Directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our common stock either granted to the employee or director by the Company as part of the compensation of the employee or director; or held, directly or indirectly, by the employee or director.

Committees

The Board has established Audit, Compensation, and Nominating and Governance Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. The functions of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee are described below.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee’s responsibilities include, among other things: (i) selecting and retaining an independent registered public accounting firm to act as our independent auditors, setting the compensation for our independent auditors, overseeing the work done by our independent auditors and terminating our independent auditors, if necessary, (ii) periodically evaluating the qualifications, performance and independence of our independent auditors, (iii) pre-approving all auditing and permitted non-audit services to be provided by our independent auditors, (iv) reviewing with management and our independent auditors our annual audited financial statements and our quarterly reports prior to filing such reports with the Securities and Exchange Commission, or the SEC, including the results of our independent auditors’ review of our quarterly financial statements, and (v) reviewing with management and our independent auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements. The Audit Committee also prepares the Audit Committee report that is required to be included in our annual proxy statement pursuant to the rules of the SEC. We have adopted an Audit Committee charter which can be found on our investor website at www.blackboxstocks.com.

The Audit Committee is composed of Andrew Malloy (Chairman), Ray Balestri and Dalya Sulaiman. The Audit Committee was newly formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. Under the applicable rules and regulations of the Nasdaq Capital Market, each member of the Audit Committee must be considered independent in accordance with Nasdaq Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of the members is “independent” as that term is defined under applicable NASDAQ and SEC rules. The Audit Committee has at least one financial expert (as defined by 407 (d)(5)(ii) of Regulation S-K). Andrew Malloy is currently the Audit Committee financial expert.

Compensation Committee

The Compensation Committee is composed of Ray Balestri (Chairman), Andrew Malloy and Dalya Sulaiman, each of whom is an independent director, as defined by Nasdaq Rule 5605(a)(2). The Compensation Committee was newly formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Compensation Committee is empowered to advise management and make recommendations to the Board with respect to the compensation and other employment benefits of executive officers, key employees and directors of the Company. The Compensation Committee also administers the Company’s stock incentive plan for officers, directors, employees and consultants. The Compensation Committee is authorized, among other powers, to determine from time to time the individuals to whom options shall be granted, the number of shares to be covered by each option and the time or times at which options shall be granted pursuant to the stock incentive plan. We have adopted a Compensation Committee charter which can be found on our investor website at www.blackboxstocks.com.

Nominating and Governance Committee

The Nominating and Governance Committee is composed of Ray Balestri (Chairman), Andrew Malloy and Dalya Sulaiman, each of whom is an independent director, as defined by Nasdaq Rule 5605(a)(2). The Nominating and Governance Committee was newly formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. We have adopted a Nominating and Governance Committee charter which can be found on our investor website at www.blackboxstocks.com.

Amended and Restated Bylaws

On March 25, 2022, the board of directors of the Company approved Amended and Restated Bylaws which were adopted and effective on April 18, 2022. The material changes to the procedures by which security holders may recommend nominees to our Board reflected in the Amended and Restated Bylaws of the Company are summarized below:

1. The bylaws have been amended to permit meetings of the Company’s stockholders to be held by means of remote communications.

2. A bylaw has been amended to remove rights of the stockholders to call a special meeting of the stockholders.

3. Bylaws have been added to permit and provide procedures for stockholder proposals and director nominees to be brought before stockholder meetings. Specifically:

Required Form for Stockholder Proposals. To be in proper written form, a stockholder’s notice of a proposal must set forth:

(a) certain information regarding the proposing person including (i) name and address, (ii) details regarding ownership of Company securities, (iii) details regarding proxy rights and (iv) any other information that would be required to be filed in a proxy statement or other filing required pursuant to Section 14(a) of the Securities Exchange Act of 1934 (such act, and the rules and regulations promulgated thereunder, the “Exchange Act”) to be made in connection with a general solicitation of proxies by such proposing person in support of the business proposed to be brought before the meeting;

(b) certain information regarding the proposal including (i) a description of the business desired to be brought before the annual meeting and the reasons why such stockholder believes that the taking of the action proposed would be in the best interests of the Company and its stockholders; (ii) a description of any material interest of any proposing person in such business and a description in reasonable detail of all agreements, arrangements and understandings among the proposing persons or between any proposing person and any other person or entity in connection with the proposal; and (iii) the text of the proposal or business; and

(c) the bylaws also require a proposing stockholder to appear at the annual meeting to present its proposal.

Required Form for Stockholder Proposals Regarding Nomination of Directors. To be in proper written form, a stockholder’s notice of a proposed director nominee must set forth:

(a) the information regarding the nominating person required for a stockholder proposal (described above);

(b) certain information regarding the nominee including (i) all information with respect to the proposed nominee that would be required to be set forth if such proposed nominee were a nominating person; (ii) all information relating to such proposed nominee that would be required to be disclosed in a proxy statement or other filing required pursuant to Section 14(a) under the Exchange Act to be made in connection with a general solicitation of proxies for an election of directors in a contested election (including such proposed nominee’s written consent to be named in the proxy statement as a nominee and to serve as a director if elected); (iii) all information that would be required to be disclosed pursuant to Items 403 and 404 under Regulation SK promulgated under the Exchange Act if the stockholder giving the notice or any other nominating person were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant; (iv) a completed written questionnaire with respect to the identity, background and qualification of the proposed nominee and the background of any other person or entity on whose behalf the nomination is being made; and (v) a written representation and agreement that the proposed nominee (1) is not and will not become a party to (x) any agreement, arrangement or understanding with, and has not given any commitment or assurance to, any person or entity as to how the proposed nominee, if elected as a director of the Company, will act or vote on any issue or question (a “Voting Commitment”) that has not been disclosed to the Company or (y) any Voting Commitment that could limit or interfere with the proposed nominee’s ability to comply, if elected as a director of the Company, with the proposed nominee’s fiduciary duties under applicable law, (2) is not and will not become a party to any agreement, arrangement or understanding with any person or entity other than the Company with respect to any direct or indirect compensation, reimbursement or indemnification in connection with service or action as a director that has not been disclosed therein and (3) if elected as a director of the Company, would be in compliance, and will comply, with all applicable publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and other policies and guidelines of the Company in effect from time to time.

(c) the bylaws also require a nominating stockholder to appear at the annual meeting to present its nominee.

Additional Provisions Relating to the Notice of Stockholder Business and Director Nominations.

(a) To be timely, a stockholder’s notice must be delivered to or mailed and received by the Secretary of the Company not less than 90 nor more than 120 calendar days prior to the first anniversary of the date on which the Company held the preceding year’s annual meeting of stockholders; provided, however, that if the date of the annual meeting is advanced more than 30 calendar days prior to or delayed by more than 30 calendar days after the anniversary of the preceding year’s annual meeting, to be timely, a stockholder’s notice must be so delivered not later than the close of business on the later of the 90th calendar day prior to the annual meeting and the 10th calendar day following the day on which public disclosure of the date of the meeting is first made.

(b) A stockholder providing notice of business proposed to be brought before an annual meeting or notice of any nomination to be made at an annual meeting pursuant must promptly update and supplement such notice, if necessary, so that the information provided or required to be provided is true and correct at all times up to and including the date of the meeting and any adjournment or postponement thereof.

Code of Business Conduct and Ethics

We have adopted a formal Code of Ethics and Business Conduct applicable to all Board members, officers and employees. Our Code of Ethics and Business Conduct can be found on our website at www.blackboxstocks.com.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our two other most highly compensated executive officers serving during the last completed fiscal year (collectively, the “Named Executives”):
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(2)	Stock Awards	Total
Gust Kepler, Director, President and Chief Executive Officer (Principal Executive Officer)	2021	$12,000	$70,6118	--	$82,6118
	2020	$12,000	$11,120	--	$23,120
Robert Winspear, Director, Chief Financial Officer and Secretary (Principal Financial Officer) (1)	2021	$60,641	--	$351,608	$412,249
	2020	--	--	--	--
Eric Pharis, Chief Operating Officer	2021	$102,000	$25,000	--	$127,000
	2020	$21,250	--	--	$21,250
(1) Other than the remuneration discussed above, during the periods described we had no retirement, pension, profit sharing, or similar program for the benefit of the officers, directors or employees of the Company.
(2) Reflects cash bonus payment.

Grants of Plan-Based Awards

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our Named Executives as of December 31, 2021:

		Warrant Awards
		Number of Securities Underlying Unexercised Warrants		Warrant Exercise Price	Warrant Expiration Date
Name	Date	Exercisable	Unexercisable
Gust Kepler		0	0
Robert Winspear	9-11-2021	8,333	91,667	$1.95	9-11-2031
Eric Pharis		0	0

Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards Tables

Gust Kepler, a director and our President and Chief Executive Officer is paid an annual salary of $12,000. Mr. Kepler was paid a discretionary cash bonus of $11,120 and $70,618 in 2020 and 2021, respectively.

Robert Winspear, a director and our Chief Financial Officer and Secretary was appointed to serve as Chief Financial Officer and Secretary on September 11, 2021. Mr. Winspear’s salary is $200,000 per year. Mr. Winspear was also granted a warrant to purchase 100,000 shares of Common Stock at a price of $1.95 per shares. The shares vest ratably over 36 months and the warrant is exercisable for ten years. Prior to joining the Company, Winspear Investments LLC, which is jointly owned by Mr. Winspear and his wife, performed consulting services for the Company and received 48,000 and 100,000 shares of stock as compensation for such services in 2020 and 2021, respectively.

Eric Pharis was appointed to serve as our Chief Operating Officer on September 11, 2021. Mr. Pharis’ salary is $102,000 per year beginning in October 2020. Prior to October 2020, Mr. Pharis was engaged by the Company as an independent contractor during which time he was paid $4,500 per month. For the year ended December 31, 2020, the Company also engaged the services of EDM Operators (“EDM”), which is owned by Mr. Pharis and stockholder David Kyle, for application development services of the Company’s Blackbox System technology. During the year ended December 31, 2020, EDM was paid $40,200. Mr. Pharis was paid a discretionary bonus of $25,000 in 2021.

Employment Agreements

The Company has not entered into any other employment agreement or consulting agreement with any Named Executive officer or director of the Company providing for compensation and all serve at the discretion of our Board of Directors.

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

Description of Awards under the 2021 Plan

Under the 2021 Plan, the Board of Directors, the Compensation Committee or such other committee appointed by the Board of Directors (the “Plan Administrator”), which will administer the plan, may award to eligible employees, directors and consultants non-qualified stock options, restricted shares or any other award the Plan Administrator deems appropriate.

Stock Options

The Plan Administrator has discretion to award nonqualified stock options, or NQSOs, which are not intended to comply with Section 422 of the Internal Revenue Code. The exercise price of an option may not be less than the fair market value of the underlying shares of common stock on the date of grant.

Restricted Shares

The Plan Administrator may impose restrictions and conditions as to awards of restricted shares of common stock as it deems advisable. As specified in the relevant award agreement, restrictions may include a requirement that participants pay a stipulated purchase price for each share of restricted stock, restrictions based upon the achievement of specific performance goals, time-based restrictions on vesting following the attainment of the performance goals and/or restrictions under applicable federal or state securities laws.

Change in Control

In the event of a change in control, as defined in the 2021 Plan, generally all options granted under the 2021 Plan will vest and become immediately exercisable; and restriction periods and other restrictions imposed on restricted stock will lapse.

Stock Option Plans

We intend to file one or more registration statements on Form S-8 under the Securities Act to register our shares issued or reserved for issuance under the 2021 Plan. We expect to file the first such registration statement soon after the date of this prospectus and such registration statement will automatically become effective upon filing with the Securities and Exchange Commission. Accordingly, shares registered under such registration statement will be available for sale in the open market, unless such shares are subject to vesting restrictions with us or the lock-up restrictions described above. As of the date of this prospectus, we estimate that such registration statement on Form S-8 will cover 750,000 shares.

Outstanding Equity Awards at Fiscal Year End

We have granted a total of 682,500 shares under the 2021 Plan during 2021 of which 675,833 remain outstanding as of December 31, 2021. The Company did not grant options to acquire shares of common stock to the Named Executives during fiscal years 2021 and 2020. Also, the Company did not grant any stock awards or non-equity incentive plan units during fiscal 2020 under any other equity incentive plan. The Company granted Robert Winspear a warrant to purchase 100,000 shares of Common Stock at a price of $1.95 per share on September 11, 2021 which vests ratably over 36 months.

Compensation of Directors

Prior to 2021, we have not paid compensation to Company directors for their service on our Board. Our directors are paid an annual cash retainer of or equity incentives valued at $30,000 per year and receive an option grant of 5,000 shares of our common stock. Officers do not receive additional compensation for serving as directors.

The following table sets forth certain information with respect to the compensation paid to our directors, excluding reasonable travel expenses, for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Gust Kepler	0	0	0
Robert Winspear	0	0	0
Eric Pharis	0	0	0
Andrew Malloy (1)	$7,500	0	$7,500
Ray Balestri (1)	0	$7,500	$7,500
Dalya Sulaiman (1)	$7,500	0	$7,500

(1) Directors receive an annual retainer of $30,000 payable in cash or stock. Mr. Malloy and Ms. Sulaiman were in paid in cash and Mr. Balestri received a grant of 6,048 shares that vest over one year.

Outstanding Equity Awards as Fiscal Year-End

The following table sets forth the aggregate number of shares subject to outstanding equity awards held by our non-employee directors as of December 31, 2021.

Name	Grant date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested ($)
Andrew Malloy (1)	9-11-2021	4,583	$16,363
Ray Balestri	9-11-2021	10,127	$36,155
Dalya Sulaiman (1)	9-11-2021	4,583	$16,363

1) Based on options for 5,000 shares granted to Mr. Malloy and Ms. Sulaiman which vest over twelve months and a market price of $3.57 on December 31, 2021.
(2) Based on an option for 5,000 shares and a restricted stock of 6,048 shares granted to Mr. Balestri which vest over twelve months and a market price of $3.57 on December 31, 2021.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our Compensation Committee or the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

All of the Company's equity compensation plans were previously approved by its stockholders and the Company maintains no equity compensation plans not approved by stockholders. The following table sets forth our equity compensation plan information as of December 31, 2021.

	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for issuance under equity compensation plans
2021 Stock Incentive Plan	681,881	$3.07	68,119
(1) Includes outstanding options on 675,833 shares and a weighted average exercise price of $3.07 per share and restricted stock of 6,048 shares.

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series A Preferred Stock as of December 31, 2021, unless otherwise indicated, by: (1) each person known to us to be the beneficial owner of more than 5% of each class of our capital stock; (2) each director of the Company; (3) the Company’s current executive officers and (4) all current directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 13,099,272 shares of Common Stock and 3,269,998 shares of Series A Preferred Stock outstanding as of December 31, 2021. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock

As Individuals	Gust Kepler (2)	2,332,435	17.8%

	Eric Pharis	791,615	6.0%

	Robert Winspear (3)	161,889	1.2%

	Brandon Smith (4)	170,834	13. %

	Andrew Malloy (5)	2,917	-

	Ray Balestri (5)(6)	59,941	-

	Dalya Sulaiman (6)	114,028	-

As a Group	Executive Officers and Directors (7) persons	3,633,658	27.7%

	David Kyle	833,334	6.4%

	Stephen Chiang 8 Kitchener Link City Square Residences #21-14 Singapore 207226	1,000,000	7.6%

Series A Preferred Stock
As a Group	Officers and Directors (1 person)	3,269,998	100%

As Individuals	Gust Kepler	3,269,998	100%

(1) Beneficial ownership is calculated in accordance with the rules of the SEC in accordance with Rule 13d-3(d)(1) of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days following December 31, 2021 are deemed outstanding. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(2) Includes 767 shares owned by Judy Children Inheritance Trust for which Mr. Kepler serves as trustee. Excludes 3,269,998 shares of Series A Preferred Stock held by Mr. Kepler (separately noted in the table) which may be converted on a 5-for-1 share ratio (for a total of 653,999 shares of common stock) based upon the Company’s Market current market Capitalization and the limitations provided for in our Conversion Agreement with Mr. Kepler. Each share of Series A Preferred Stock held by Mr. Kepler is entitled to 100 votes on all stockholder matters, and along with the common stock held by Mr. Kepler collectively represents approximately 17.8% of our issued and outstanding capital stock and approximately 96.8% of the voting power of our stockholders.
(3) Includes 148,000 shares owned by Winspear Investments LLC which is 100% owned by Mr. Winspear and his wife. Also includes 13,889 shares underlying a warrant exercisable by Mr. Winspear for 100,000 shares that vest over 36 months.
(4) Includes 166,667 shares owned by Cyfeon Solutions Inc which is 100% owned by Mr. Smith and 4,167 shares underlying an option granted to Mr. Smith to purchase 50,000 shares which vest over 36 months.
(5) Includes 2,917 shares underlying options that are exercisable within 60 days of the date of this prospectus resulting from an option granted to each of Mr. Malloy, Mr. Balestri and Ms. Sulaiman to purchase 5,000 shares of Common Stock under the 2021 Equity Incentive Plan which vest ratably over twelve months. Excludes the remaining 2,083 unvested shares underlying each option granted to each of Mr. Malloy, Mr. Balestri and Ms. Sulaiman that are not exercisable within 60 days.
(6) Includes 50,000 shares held by Balestri Family Investments LP, 3,024 shares of restricted stock granted in lieu of the retainer for non-employee directors that becomes unrestricted within 60 days and 4,000 shares held by Mr. Balestri for his minor children.

There are no arrangements, known to the Company, the operation of which would result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

The Company entered into Conversion Rights Agreement dated effective as of October 14, 2021 with Gust C. Kepler, who serves as a director, President and Chief Executive Officer of the Company, The Conversion Agreement limits the rights of the holder(s) of our outstanding shares of Series A Preferred Stock to convert such shares into Common Stock.

Director Independence

Each of Messrs. Malloy, Balestri and Ms. Sulaiman are “independent” members of our board of directors as “independence” is defined in Nasdaq Marketplace Rule 5605(a)(2).

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for us by our independent auditor, including the fees and terms thereof. All of the services described above were approved by our Audit Committee.

The following table sets forth aggregate fees billed to the Company for professional services by our independent registered public accounting firm, Turner, Stone & Company, L.L.P. (“Turner Stone”) for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees (1)	$72,565	$42,510
Audit-related Fees (2)	---	---
Tax Fees (3)	3,750	2,775
All Other Fees	---	---
Total Fees	76,315	45,285
(1)
“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our annual report on Form 10-K, review of our quarterly financial statements presented in our quarterly report on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including audit services in connection with filing registration statements, and amendments thereto.

(2)
“Audit-related Fees” consist of fees related to audit and assurance procedures not otherwise included in Audit Fees, including fees related to the application of GAAP to proposed transactions and new accounting pronouncements.

(3)	“Tax Fees” consist of professional services rendered for tax compliance, tax advice or tax planning.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(b)         Exhibits

The following exhibits are filed with this Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
3.1	Amended and Restated Bylaws of Blackboxstocks, Inc. adopted and effective on April 18, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2022	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities set forth opposite their names and on May 19, 2022.

Name	Title

/s/ Gust Kepler	President and Chief Executive Officer and Director
Gust Kepler	(Principal Executive Officer)

/s/ Robert Winspear	Chief Financial Officer, Secretary and Director
Robert Winspear	(Principal Accounting and Financial Officer)

*	Director
Andrew Malloy

*	Director
Ray Balestri

*	Director
Dalya Sulaiman

* Signed by Robert Winspear pursuant to powers of attorney.