Form 10-Q
period 2022-06-30
BLACKBOXSTOCKS INC.
filed 2022-08-15
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of August 11, 2022 was 13,185,659.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of June 30, 2022 and December 31, 2021

(Unaudited)

	June 30,	December 31,
	2022	2021

Assets
Current assets:
Cash	$335,106	$2,426,497
Accounts receivable, net of allowance for doubtful accounts of $68,589 at June 30, 2022 and December 31, 2021, respectively	21,585	18,585
Inventory	15,375	13,567
Marketable securities	6,734,720	8,015,882
Prepaid expenses and other current assets	102,835	227,440
Total current assets	7,209,621	10,701,971

Property and equipment:
Office, computer and related equipment, net of depreciation of $92,807 and $81,682 at June 30, 2022 and December 31, 2021, respectively	69,332	49,873
Right of use lease, net of amortization of $180,831 and $150,829 at June 30, 2022 and December 31, 2021, respectively	368,268	398,270
Total property and equipment	437,600	448,143

Total assets	$7,647,221	$11,150,114

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$807,465	$585,615
Accrued interest	6,544	6,544
Unearned subscriptions	910,636	1,302,036
Lease liability right of use, current	68,230	62,630
Senior secured note payable, net of debt issuance costs of $19,969 and $46,597 at June 30, 2022 and December 31, 2021, respectively (Note 7)	910,031	943,403
Note payable, current portion (Note 7)	28,590	28,448
Total current liabilities	2,731,496	2,928,676

Long term liabilities:
Note payable, net of current portion (Note 7)	54,016	68,347
Lease liability right of use, long term	300,038	335,641
Total long term liabilities	354,054	403,988

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,270	3,270
Common stock, $0.001 par value, 100,000,000 shares authorized: 13,185,659 and 13,099,272 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	13,186	13,099
Common stock payable	30,000	15,000
Treasury stock	(945,449)	-
Additional paid in capital	17,819,760	17,586,635
Accumulated deficit	(12,359,096)	(9,800,554)
Total stockholders' equity	4,561,671	7,817,450

Total liabilities and stockholders' equity	$7,647,221	$11,150,114

The accompanying notes are an integral part of these financial statements

Blackboxstocks Inc.

Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Subscriptions	$1,395,624	$1,460,375	$2,666,554	$2,946,173
Other revenues	3,691	3,231	5,247	7,101
Total revenues	1,399,315	1,463,606	2,671,801	2,953,274

Cost of revenues	499,427	409,577	1,079,389	805,352

Gross margin	899,888	1,054,029	1,592,412	2,147,922

Operating expenses:
Software development costs	344,986	203,255	529,870	333,693
Selling, general and administrative	1,191,474	615,727	2,416,197	1,222,414
Advertising and marketing	526,344	347,188	825,140	554,500
Depreciation and amortization	5,850	5,381	11,125	9,705
Total operating expenses	2,068,654	1,171,551	3,782,332	2,120,312

Operating income (loss)	(1,168,766)	(117,522)	(2,189,920)	27,610

Other (income) expense:
Interest expense	28,952	33,257	58,195	74,295
Amortization of debt discount and issuance costs	13,314	92,557	26,628	184,096
Investment loss	105,067	-	283,799	-
Total other (income) expense	147,333	125,814	368,622	258,391

Loss before income taxes	(1,316,099)	(243,336)	(2,558,542)	(230,781)

Income Taxes	-	-	-	-

Net loss	(1,316,099)	(243,336)	(2,558,542)	(230,781)

Weighted average number of common shares outstanding - basic and diluted	13,185,659	8,581,448	13,183,750	8,547,758

Net loss per share - basic and diluted	$(0.10)	$(0.03)	$(0.19)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

			Series A				Common	Common		Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Stock	Treasury	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2020	-	$-	5,000,000	$5,000	8,410,386	$8,410	$12,500	$-	$-	$5,401,154	$(7,184,818)	$(1,757,754)

Issuance of shares for cash, net of fees	-	-	-	-	70,772	71	-	-	-	137,935	-	138,006

Issuance of subscribed shares	-	-	-	-	6,411	6	(12,500	-	-	12,494	-	-

Issuance of shares in settlement of liabilities	-	-	-	-	103,308	104	-	-	-	201,346	-	201,450

Net loss	-	-	-	-	-	-	-	-	-	-	(230,781)	(230,781)

Balances, June 30, 2021	-	$-	5,000,000	$5,000	8,590,877	$8,591	$-	$-	$-	$5,752,929	$(7,415,599)	$(1,649,079)

Balances, December 31, 2021	-	$-	3,269,998	$3,270	13,099,272	$13,099	$-	$15,000	$-	$17,586,635	$(9,800,554)	$7,817,450

Purchase of treasury stock	-	-	-	-	-	-	-	-	(945,449	-	-	(945,449)

Cashless exercise of warrants	-	-	-	-	86,387	87	-	-	-	(87)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	63,760	-	63,760

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	169,452	-	169,452

Common stock payable for compensation	-	-	-	-	-	-	-	15,000	-	-	-	15,000

Net loss	-	-	-	-	-	-	-	-	-	-	(2,558,542)	(2,558,542)

Balances, June 30, 2022	-	$-	3,269,998	$3,270	13,185,659	$13,186	$-	$30,000	$(945,449	$17,819,760	$(12,359,096)	$4,561,671

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,558,542)	$(230,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,125	9,705
Amortization of note discount and issuance costs	26,628	210,724
Shares issued in settlement of services	-	21,450
Stock based compensation	248,212	-
Right of use lease	-	120
Investment loss	283,799	-
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	(13,194)
Inventory	(1,808)	(5,195)
Prepaid expenses and other current assets	124,605	(11,058)
Accounts payable	221,849	86,244
Accrued interest	-	(4,219)
Unearned subscriptions	(391,400)	(89,988)
Net cash used in operating activities	(2,038,532)	(26,192)

Cash flows from investing activities:
Purchase of property and equipment	(30,584)	(54,507)
Purchase of marketable securities	(13,753,390)	-
Sale of marketable securities	14,750,753	-
Net cash provided by (used in) investing activities	966,779	(54,507)

Cash flows from financing activities:
Common stock and warrants issued for cash	-	150,506
Common stock subscribed	-	(12,500)
Principal payments on senior secured note payable	(60,000)	-
Principal payments on notes payable	(14,189)	(1,405)
Principal payments on convertible notes payable	-	(401,378)
Principal payments on notes payable, related parties	-	(859)
Purchase of treasury stock	(945,449)	-
Net cash used in financing activities	(1,019,638)	(265,636)

Net decrease in cash	$(2,091,391)	$(346,335)
Cash - beginning of period	2,426,497	972,825
Cash - end of period	$335,106	$626,490

Supplemental disclosures:
Interest paid	$58,195	$78,502
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in settlement of accrued liabilities	$-	$180,000

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2022 and 2021

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

The Company changed its name to Blackboxstocks, Inc. and began operating as a financial technology and social media platform in March 2016. The platform offers real-time proprietary analytics and news for stock and options traders of all levels. The Company believes its web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. The software continuously scans the NASDAQ, New York Stock Exchange, CBOE, and other options markets, analyzing over 10,000 stocks and up to 1,500,000 options contracts multiple times per second. The Company also provides users with a fully interactive social media platform that is integrated into our dashboard, enabling users to exchange information and ideas quickly and efficiently through a common network. The Company has also introduced a live audio/video feature that allows members to broadcast on their own channels to share trade strategies and market insight within the community. The platform was initially made available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through the Company website at http://www.blackboxstocks.com.

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

Investments in Marketable Securities. The Company has invested in marketable securities which primarily consist of investments in mutual funds that hold commercial and government debt securities. These investments are recorded at fair value based on quoted prices at the end of the Company’s reporting period. Any realized or unrealized gains or losses are recognized in the accompanying statements of operations.

Recently Issued Accounting Pronouncements. During the period ended June 30, 2022, there were no new accounting pronouncements issued that management believes the adoption of which will have a material impact on the Company’s financial statements.

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

The Company had total potential additional dilutive securities outstanding at June 30, 2022, as follows:

June 30,
2022
Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Option shares	691,167
Warrant shares	438,336

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

The Company’s marketable securities are highly liquid and are quoted on major exchanges and are therefore classified as Level 1 securities. The following table summarizes the Company’s assets that were measured and recognized at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2021	$8,015,882	$-	$-	$8,015,882
Purchases	13,753,390	-	-	13,753,390
Sales	(14,750,753)	-	-	(14,750,753)
Change in fair value	(283,799)	-	-	(283,799)
Balance at June 30, 2022	$6,734,720	$-	$-	$6,734,720

4. Stockholders’ Equity

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock (“Series A Stock”) rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes. During 2021, 1,730,002 previously issued and outstanding shares of the Series A Stock were converted into Common Stock. All currently issued and outstanding shares of the Series A Stock are held by Gust Kepler, the Company’s Chairman and Chief Executive Officer (“Mr. Kepler”). The Company and Mr. Kepler entered into Conversion Rights Agreement dated effective as of October 14, 2021, limiting the rights of the holder(s) of our outstanding shares of Series A Stock to convert such shares into Common Stock on a 1-for-1 basis as provided for in the Certificate of Designation of the Series A Stock (the “Designation Conversion Rights”). Pursuant to the terms of the Conversion Rights Agreement, the Designation Conversion Rights are limited and exercisable based upon the Company reaching the following market capitalization thresholds, measured on the last day of each calendar quarter:

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

On January 4, 2022, 86,387 shares of common stock were issued for the cashless exercise of a warrant for the purchase of 120,000 shares (Note 5).

On January 7, 2022, the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s common stock. The program will terminate on December 31, 2022, or when the $2,500,000 authorized has been fully utilized. As of June 30, 2022, the Company has repurchased 499,028 shares for an aggregate purchase price of $945,449.

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2021	558,336	$3.28	5.09
Issued	-	$-	-
Exercised	(120,000)	$1.00	3.28
Warrants as of June 30, 2022	438,336	$4.18	5.03

At June 30, 2022, warrants for the purchase of 366,116 shares were vested and warrants for the purchase of 72,220 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $276,296 as they vest.

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

In addition, 6,048 shares of restricted common stock were granted on September 11, 2021 with 25% vesting at issuance and the remaining shares vesting quarterly over nine months. As of June 30, 2022, all 6,048 of the restricted common stock shares have vested and are included in common stock payable.

The following table presents the Company’s options as of June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2021	675,833	$3.07	9.69
Issued	62,000	$2.01	10.00
Forfeited	(46,666)	$2.99	9.24
Exercised	-	$-	-
Options as of June 30, 2022	691,167	$2.98	9.26

At June 30, 2022, options to purchase 237,450 shares were vested and options to purchase 453,717 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $643,370 as they vest.

7. Related Party Transactions

G2 International, Inc. (“G2”), which does business as IPA Tech Group (“IPA”), is a company wholly owned by Gust C. Kepler. As of December 31, 2020, the Company had a prepaid balance of $36,700 for public relations and marketing services with G2/IPA. These funds were utilized during the year ended December 31, 2021.

8. Debt

Notes Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) the Company was awarded a loan of $130,200. The loan carries an interest rate of 1% and had an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to extend the maturity to May 4, 2025. As of June 30, 2022 and December 31, 2021, the unpaid balances of the note totaled $82,606 and $96,795, respectively.

On November 12, 2020, the Company executed a Loan Agreement with certain Lenders (“the Lenders”) and FVP Servicing LLC, as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company also entered into an agreement with an affiliate of FVP to provide certain credit and debit card processing services for the Company, which services will continue for a period of one year after the loan is repaid and contains a right of first refusal to continue to provide such services in the future subject to certain limitations. Mr. Kepler executed a guaranty in favor of FVP in connection with the loan. Proceeds from the loan were used to repay the existing senior secured loan balance of $100,000 along with accrued interest, certain outstanding trade payables in the amount of $133,880 and for general working capital purposes. In addition, the Company granted the Lenders a security interest in substantially all of its assets. As of June 30, 2022 and December 31, 2021, the unpaid balances of the note totaled $930,000 and $990,000, respectively.

On March 9, 2022 the Company and FVP amended the loan agreement to change the Debt Service Coverage Ratio measurement date from the quarter ended December 31, 2021 to the quarter ending September 30, 2022. The Company was in compliance with all debt covenants at June 30, 2022.

9. Commitments and Contingencies

In August 2017 the Company acquired and was assigned all right, title and interest in an office lease with Teachers Insurance and Annuity Association of America for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. During September 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. The Company records rent expense associated with this lease on a straight-line basis in conjunction with the terms of the underlying lease. On February 22, 2021 the Company amended its lease with Teachers Insurance and Annuity Association of America (“TIAA”) to expand its space by approximately 847 square feet for a total of 2,685 square feet and extended the expiration date to September 30, 2025. On April 14, 2021, the Company amended its lease with TIAA extending the lease expiration until September 30, 2028. During the six months ended June 30, 2022, the Company’s office rental expenses totaled approximately $44,700.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2022	$44,098
2023	87,934
2024	89,948
2025	91,122
2026	93,136
Thereafter	167,645
Total remaining lease payments	$573,883
Less: imputed interest	(205,615)
Present Value of remaining lease payments	$368,268

Current	$68,230
Noncurrent	$300,038

Weighted-average remaining lease term (years)	4.66
Weighted-average discount rate	10.22%

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

Overview

Blackboxstocks, Inc. is a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels. Our web-based software (the “Blackbox System”) employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. We continuously scan the New York Stock Exchange (“NYSE”), NASDAQ, Chicago Board Options Exchange (the “CBOE”) and other options markets, analyzing over 10,000 stocks and over 1,500,000 options contracts multiple times per second. We provide our users with a fully interactive social media platform that is integrated into our dashboard, enabling our users to exchange information and ideas quickly and efficiently through a common network. We have also introduced a live audio/video feature that allows our members to broadcast on their own channels to share trading strategies and market insight within the Blackbox community. We employ a subscription based Software as a Service (“SaaS”) business model and maintain a growing base of users that spans 42 countries.

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

Liquidity and Capital Resources

At June 30, 2022, we had cash and marketable securities totaling $7,069,826 as compared to cash and marketable securities totaling $10,442,379 at December 31, 2021. Our cash flows used in operations were ($2,038,532) for the six months ended June 30, 2022 as compared to ($26,192) for the same period in the prior year.

Net cash from investing activities for the six months ended June 30, 2022 was $966,779 as compared to ($54,507) for the prior year period. The volume of marketable securities purchases and sales for the current quarter was the result of trading activity in a Company account that is used to research and test specific trading techniques. The account used for those specific activities had an account balance of approximately $100,000.

Net cash used in financing activities was ($1,019,638) for the six months ended June 30, 2022 as compared to $265,636) for the prior year period. The purchase of $945,449 of common stock pursuant to the Company’s stock repurchase plan was the primary component of the use of cash. The stock repurchase plan initially authorized the repurchase of up to $2,500,000 of the Company’s common stock and expires on December 31, 2022.

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

We believe that the Company has sufficient capital resources to fund current operations and debt service requirements for the twelve months following the issuance of this report.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022 and 2021, our revenue was $1,399,315 and $1,463,606, respectively, a decrease of 4.4%. We believe 2022 revenues continue to be negatively impacted macro-economic factors including poor overall performance in the stock market, high inflation and negative gross domestic product (GDP). The S&P 500 dropped by 20.6% during the six months of 2022. In addition to the poor market performance, inflation of 9.1% as measured by the consumer price index (CPI) and a decline in GDP of (0.9%) may have constricted disposable cash of prospective subscribers. Although we believe that our platform enables our subscribers to profit in both bull and bear markets, we attribute some of our decline in revenues to a higher level of hesitancy resulting from the poor macro-economic data. In order to combat this, we implemented a promotional program offering our software for $5 for the first month in March. This promotional offering was effective in increasing the subscriber totals but only contributed minimal revenue per new user during the end of March and early April. Average users for the three months ended June 30, 2022 was 6,181 as compared to 5,482 for the prior year period and 5,709 for the first quarter ended March 31, 2022. Cost of revenues for the three months ended June 30, 2022 and 2021 were $499,427 and $409,577, resulting in gross margins of 64% and 72%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. Cost of goods sold increased by $89,850 for the quarter ended June 30 2022 as compared to the prior year primarily as a result of a 46% increase in the cost of our program moderators, higher costs associated with our new broadcast enabled social media feature and data feeds. As noted above, our promotional event resulted in increased user counts but limited revenue that offset the costs which resulted in a lower gross margin percentage of 64%.

For the three months ended June 30, 2022, operating expenses were $2,068,654 as compared to $1,171,551 for the same period in 2021, an increase of $897,103 or 77%. We experienced significantly higher expenditures in most of our expense categories for the 2022 period. Selling, general and administrative expenses increased from $615,727 for the three months ended June 30, 2021 to $1,191,474 for the three months ended June 30, 2022, an increase of 94%. The increase in selling, general and administrative expenses of $575,747 was the largest dollar value component of the operating expense increase. The primary components of the increase were increases in salary, stock-based compensation and investor and public relations. Advertising and marketing expenses increased by $179,156 or 44% from $347,188 in the three months ended June 30, 2021 to $526,344 in the three months ended June 30, 2022. The June 30, 2022 period included general advertising expense related to television advertising of approximately $153,057 which are more general in nature than the Company’s historical direct marketing campaigns. Software development costs also increased by $141,731 or 70% from $203,255 in the three months ended June 30, 2021 to $344,986 for the three months ended June 30, 2022. The increased software development costs were primarily the result of increased personnel costs and were incurred for improvements to our platform including our online social media component, development of a native application which was released at the end of April and new product development.

.

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

Our loss from operations for the three months ended June 30, 2022 was $1,168,766 as compared to a loss from operations of $117,522 for the prior year period. Lower sales and gross margin resulting from the $5 promotion in March of 2022 combined with higher operating expenses resulted in the loss from operations. Non-operating expenses for the three months ended June 30, 2022 were $147,333 as compared to $125,814 for the prior year period.

Comparison of Six Months Ended June 30, 2022 and 2021

For the six months ended June 30, 2022, we generated sales of $2,671,801 as compared to sales of $2,953,274 for the same period in 2021. As noted above, we believe that the macro-economic environment in 2022 has been detrimental to our sales. Our average subscriber count for the first six months of 2022 increased from 5,528 for the six months ended June 30, 2021 to 5,945, an increase of 7.5%. Although the subscriber count was higher for the 2022 period, revenues were lower due to lower average revenues per subscriber, primarily resulting from the March promotion described above. Cost of sales for the six months ended June 30, 2022 were $1,079,389 as compared to $805,352 for the six months ended June 30, 2021. The increase of $274,037 was primarily due to $148,330 of increased costs of our moderators/team traders, $98,250 of additional costs associated with the online social media component of our platform and $4,036 in higher data feed expenses.

For the six months ended June 30, 2022, our operating expenses were $3,782,332 as compared to $2,120,312 for the same period in 2021. Selling general and administrative expenses increased to $2,416,197 for the six months ended June 30, 2022 as compared to $1,222,414 for the same period in 2021, an increase of $1,193,783. The 2022 increase was driven primarily by higher personnel costs which increased by $593,014. In addition, investor relations expense and stock compensation were higher for the six months ended June 30, 2022. Advertising and marketing expense increased to $825,140 for the six months ended June 30, 2022 as compared to $554,500 for the prior year period. The increase of $270,640 was due primarily to the television advertising done in the second quarter as discussed above. Software development costs increased from $333,693 for the six months ended June 30, 2021 to $529,870 for the six months ended June 30, 2022. The increased software development costs were primarily the result of increased personnel costs and were incurred for improvements to our platform including our online social media component, development of a native application which was released at the end of April and new product development.

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

Reconciliation of net loss to EBITDA

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022		2021

Net loss	$(1,316,099)	$(243,336)		$(2,558,542)	$(230,781)
interest	28,952	33,257		58,195	74,295
investment loss	105,067	-		283,799	-
depreciation and amortization	5,850	5,381		11,125	9,705
amortization of debt discount	13,314	92,557		26,628	184,096
stock compensation	126,179	-		248,212	-
EBITDA	$(1,036,737)	$(112,141)	$	(1,930,583)	$37,315

Off Balance Sheet Arrangements

As of June 30, 2022, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2022, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

There have been no sales of unregistered securities during the period covered by the Report that have not been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and/or current reports on Form 8-K.

Use of Proceeds of Registered Securities

On January 7, 2022 the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program will terminate on December 31, 2022 or when the $2,500,000 authorized has been fully utilized. As of June 30, 2022, the Company has repurchased 499,028 shares of common stock for an aggregate purchase price of $945,449. This use of proceeds was not anticipated or disclosed in the Company’s prospectus.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares that May Yet Be Purchase under the Plans or Programs
April 1, 2022 through April 30, 2022	--	$--	436,600	$1,640,388
May 1, 2022 through May 31, 2022	--	$--	436,600	$1,640,388
June 1, 2022 through June 30, 2022	62,428	$1.37	499,028	$1,554,551
Total	499,028	$1.97	499,028	$1,554,551

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

August 15, 2022	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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

18