Form 10-Q
period 2022-09-30
BLACKBOXSTOCKS INC.
filed 2022-11-14
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of November 11, 2022 was 13,191,707.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of September 30, 2022 and December 31, 2021

(Unaudited)

	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash	$643,528	$2,426,497
Accounts receivable, net of allowance for doubtful accounts of $68,589 at September 30, 2022 and December 31, 2021, respectively	49,445	18,585
Inventory	15,375	13,567
Marketable securities	4,713,028	8,015,882
Prepaid expenses and other current assets	84,866	227,440
Total current assets	5,506,242	10,701,971

Property and equipment:
Office, computer and related equipment, net of depreciation of $98,328 and $81,682 at September 30, 2022 and December 31, 2021, respectively	96,700	49,873
Right of use lease, net of amortization of $195,121 and $150,829 at September 30, 2022 and December 31, 2021, respectively	353,978	398,270
Total property and equipment	450,678	448,143

Total assets	$5,956,920	$11,150,114

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$738,710	$585,615
Accrued interest	6,544	6,544
Unearned subscriptions	638,305	1,302,036
Lease liability right of use, current	71,354	62,630
Senior secured note payable, net of debt issuance costs of $6,655 and $46,597 at September 30, 2022 and December 31, 2021, respectively (Note 7)	893,345	943,403
Note payable, current portion (Note 7)	28,662	28,448
Total current liabilities	2,376,920	2,928,676

Long term liabilities:
Note payable, net of current portion (Note 7)	46,823	68,347
Lease liability right of use, long term	282,625	335,641
Total long term liabilities	329,448	403,988

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,270	3,270
Common stock, $0.001 par value, 100,000,000 shares authorized: 13,191,707 and 13,099,272 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	13,192	13,099
Common stock subscribed	-	-
Common stock payable	3,960	15,000
Treasury stock	(1,065,216)	-
Additional paid in capital	17,962,884	17,586,635
Accumulated deficit	(13,667,538)	(9,800,554)
Total stockholders' equity	3,250,552	7,817,450

Total liabilities and stockholders' equity	$5,956,920	$11,150,114

The accompanying notes are an integral part of these financial statements

Blackboxstocks Inc.

Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Subscriptions	$1,210,474	$1,466,363	$3,877,028	$4,412,536
Other revenues	8,676	5,451	13,923	12,552
Total revenues	1,219,150	1,471,814	3,890,951	4,425,088

Cost of revenues	492,991	469,601	1,572,380	1,274,953

Gross margin	726,159	1,002,213	2,318,571	3,150,135

Operating expenses:
Software development costs	302,273	111,898	832,143	445,591
Selling, general and administrative	1,199,233	1,098,427	3,615,430	2,320,841
Advertising and marketing	417,433	286,057	1,242,573	840,557
Depreciation and amortization	5,521	4,760	16,646	14,465
Total operating expenses	1,924,460	1,501,142	5,706,792	3,621,454

Operating loss	(1,198,301)	(498,929)	(3,388,221)	(471,319)

Other (income) expense:
Interest expense	28,025	30,281	86,220	104,576
Amortization of debt discount and issuance costs	13,314	10,171	39,942	194,267
Investment loss	68,802	-	352,601	-
Gain on forgiveness of note payable	-	(33,405)	-	(33,405)
Total other (income) expense	110,141	7,047	478,763	265,438

Loss before income taxes	(1,308,442)	(505,976)	(3,866,984)	(736,757)

Income taxes	-	-	-	-

Net loss	(1,308,442)	(505,976)	(3,866,984)	(736,757)

Weighted average number of common shares outstanding - basic and diluted	13,185,659	9,717,580	13,184,393	8,942,024

Net loss per share - basic and diluted	$(0.10)	$(0.05)	$(0.29)	$(0.08)

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Common Stock	Common Stock	Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2020	-	$-	5,000,000	$5,000	8,410,386	$8,410	$12,500	$-	$-	$5,401,154	$(7,184,818)	$(1,757,754)

Issuance of shares for cash, net of fees	-	-	-	-	70,772	71	-	-	-	137,935	-	138,006

Issuance of subscribed shares	-	-	-	-	6,411	6	(12,500)	-	-	12,494	-	-

Issuance of shares in settlement of liabilities	-	-	-	-	103,308	104	-	-	-	201,346	-	201,450

Issuance of shares from conversion of Series A preferred shares	-	-	(1,730,002)	(1,730)	1,730,002	1,730	-	-	-	-	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	10,635	-	10,635

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	422,899	-	422,899

Net loss	-	-	-	-	-	-	-	-	-	-	(736,757)	(736,757)

Balances, September 30, 2021	-	$-	3,269,998	$3,270	10,320,879	$10,321	$-	$-	$-	$6,186,463	$(7,921,575)	$(1,721,521)

Balances, December 31, 2021	-	$-	3,269,998	$3,270	13,099,272	$13,099	$-	$15,000	$-	$17,586,635	$(9,800,554)	$7,817,450

Purchase of treasury stock	-	-	-	-	-	-	-	-	(1,065,216)	-	-	(1,065,216)

Cashless exercise of warrants	-	-	-	-	86,387	87	-	-	-	(87)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	95,640	-	95,640

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	250,702	-	250,702

Common stock payable for compensation	-	-	-	-	-	-	-	18,960	-	-	-	18,960

Common stock issued for common stock payable	-	-	-	-	6,048	6	-	(30,000)	-	29,994	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(3,866,984)	(3,866,984)

Balances, September 30, 2022	-	$-	3,269,998	$3,270	13,191,707	$13,192	$-	$3,960	$(1,065,216)	$17,962,884	$(13,667,538)	$3,250,552

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,866,984)	$(736,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,646	14,465
Amortization of note discount and issuance costs	39,942	234,208
Shares issued in settlement of services	-	21,450
Stock based compensation	365,302	433,534
Right of use lease	-	(4,366)
Gain on forgiveness of note payable	-	(33,405)
Investment loss	352,601	-
Changes in operating assets and liabilities:
Accounts receivable	(30,860)	1,292
Inventory	(1,808)	(5,796)
Prepaid expenses and other current assets	142,574	(70,075)
Accounts payable	153,095	181,237
Accrued interest	-	(4,129)
Unearned subscriptions	(663,731)	(243,018)
Net cash used in operating activities	(3,493,223)	(211,360)

Cash flows from investing activities:
Purchase of property and equipment	(63,473)	(60,610)
Purchase of marketable securities	(22,573,384)	-
Sale of marketable securities	25,523,637	-
Net cash provided by (used in) investing activities	2,886,780	(60,610)

Cash flows from financing activities:
Common stock and warrants issued for cash	-	138,006
Principal payments on senior secured note payable	(90,000)	-
Principal payments on notes payable	(21,310)	(1,405)
Principal payments on convertible notes payable	-	(416,197)
Principal payments on notes payable, related parties	-	(859)
Purchase of treasury stock	(1,065,216)	-
Net cash used in financing activities	(1,176,526)	(280,455)

Net decrease in cash	$(1,782,969)	$(552,425)
Cash - beginning of period	2,426,497	972,825
Cash - end of period	$643,528	$420,400

Supplemental disclosures:
Interest paid	$86,220	$108,705
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in settlement of common stock payable	$30,000	$-
Common stock issued in settlement of accrued liabilities	$-	$180,000
Preferred Series A shares converted to common shares	$-	$1,730

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2022 and 2021

1. Organization

Blackboxstocks Inc. (the “Company”) was incorporated on October 4, 2011, under the laws of the State of Nevada under the name SMSA Ballinger Acquisition Corp. to effect the reincorporation of Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, mandated by a Plan of Reorganization confirmed by the United States Bankruptcy Court for the Northern District of Texas for reorganization under Chapter 11 of the United States Bankruptcy Code.

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

Recently Issued Accounting Pronouncements. During the period ended September 30, 2022, there were no new accounting pronouncements issued that management believes the adoption of which will have a material impact on the Company’s financial statements.

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

The Company had total potential additional dilutive securities outstanding at September 30, 2022, as follows:

September 30,
2022
Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Option shares	670,242
Warrant shares	438,336

Revenue Recognition. We operate under a software as a service (SaaS) model whereby we sell monthly and annual subscriptions allowing subscribers access to our platform. We recognize revenue over the subscription period (either monthly or annual) and record cash received but not yet earned as unearned subscriptions on our balance sheet. Additionally, the Company receives revenues from commissions and the sale of promotional products which are presented as other revenues on the accompanying statements of operations. Commission revenues are recognized as they are earned and revenues from the sale of promotional products are recognized upon shipment.

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

The Company’s marketable securities are highly liquid and are quoted on major exchanges and are therefore classified as Level 1 securities. The following table summarizes the Company’s assets that were measured and recognized at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2021	$8,015,882	$-	$-	$8,015,882
Purchases	22,573,384	-	-	22,573,384
Sales	(25,523,637)	-	-	(25,523,637)
Change in fair value	(352,601)	-	-	(352,601)
Balance at September 30, 2022	$4,713,028	$-	$-	$4,713,028

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

On January 7, 2022, the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s common stock. The program will terminate on December 31, 2022, or when the $2,500,000 authorized has been fully utilized. As of September 30, 2022, the Company has repurchased 615,748 shares for an aggregate purchase price of $1,065,216.

On August 11, 2022, the Company entered into a services agreement whereby a third-party service provider would receive 36,000 shares of common stock vesting monthly over 12 months. As of September 30, 2022, 3,000 of the shares have vested and are included in common stock payable.

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2021	558,336	$3.28	5.09
Issued	-	$-	-
Exercised	(120,000)	$1.00	3.28
Warrants as of September 30, 2022	438,336	$4.18	4.78

At September 30, 2022, warrants for the purchase of 374,449 shares were vested and warrants for the purchase of 63,887 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $244,416 as they vest.

6. Incentive Stock Plan

On August 4, 2021, our Board of Directors created and our stockholders approved the 2021 Blackboxstocks, Inc. Incentive Stock Plan (the “2021 Plan”) which became effective August 31, 2021. On October 7, 2022 the Company’s stockholders approved an amendment and restatement of the 2021 Plan to increase the maximum number of authorized shares reserved by 500,000 to a total of 1,250,000 shares. The 2021 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors.

On September 11, 2021, 6,048 shares of restricted common stock were granted with 25% vesting at issuance and the remaining shares vesting quarterly over nine months. As of September 30, 2022, all 6,048 of the restricted common stock shares have vested and been issued.

On August 11, 36,000 shares of restricted stock were granted with vesting occurring monthly for twelve months. On September 11, 2022, 29,412 shares of restricted common stock were granted with 25% vesting quarterly over twelve months. As of September 30, 2022, 3,000 shares of the restricted common stock shares have vested.

The following table presents the Company’s options as of September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2021	675,833	$3.07	9.69
Issued	82,000	$1.77	10.00
Forfeited	(87,591)	$3.02	9.10
Exercised	-	$-	-
Options as of September 30, 2022	670,242	$2.92	9.03

At September 30, 2022, options to purchase 294,192 shares were vested and options to purchase 376,050 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $530,130 as they vest.

7. Debt

Notes Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) the Company was awarded a loan of $130,200. The loan carries an interest rate of 1% and matured on May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry and interest rate of 1% and mature on May 4, 2025. As of September 30, 2022 and December 31, 2021, the unpaid balances of the note totaled $75,485 and $96,795, respectively.

On November 12, 2020, the Company executed a Loan Agreement with certain Lenders (“the Lenders”) and FVP Servicing LLC, as agent for the Lenders in connection with the issuance of a senior secured note (the “FVP Note”) in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company also entered into an agreement with an affiliate of FVP to provide certain credit and debit card processing services for the Company, which services will continue for a period of one year after the loan is repaid and contains a right of first refusal to continue to provide such services in the future subject to certain limitations. Mr. Kepler executed a guaranty in favor of FVP in connection with the loan. Proceeds from the loan were used to repay an existing senior secured loan balance of $100,000 along with accrued interest, settle certain outstanding trade payables in the amount of $133,880 and for general working capital purposes. In addition, the Company granted the Lenders a security interest in substantially all of its assets. As of September 30, 2022 and December 31, 2021, the unpaid balances of the FVP Note totaled $900,000 and $990,000, respectively.

On March 9, 2022 the Company and FVP amended the loan agreement to change the Debt Service Coverage Ratio measurement date from the quarter ended December 31, 2021 to the quarter ending September 30, 2022. The Company was in compliance with all debt covenants at September 30, 2022. The FVP Note was repaid in full at its maturity on November 14, 2022

8. Commitments and Contingencies

In August 2017 the Company acquired and was assigned all right, title and interest in an office lease with Teachers Insurance and Annuity Association of America (“TIAA”) for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. During September 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet. On February 22, 2021 the Company amended its lease with (“TIAA”) to expand its space by approximately 847 square feet for a total of 2,685 square feet and extended the expiration date to September 30, 2025. On April 14, 2021, the Company amended its lease with TIAA extending the lease expiration until September 30, 2028. The Company records rent expense associated with this lease on a straight-line basis in conjunction with the terms of the underlying lease. During the nine months ended September 30, 2022, the Company’s office rental expenses totaled approximately $71,700.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2022	$21,648
2023	87,934
2024	89,948
2025	91,122
2026	93,136
Thereafter	167,645
Total remaining lease payments	$551,433
Less: imputed interest	(197,454)
Present Value of remaining lease payments	$353,979

Current	$71,354
Noncurrent	$282,625

Weighted-average remaining lease term (years)	4.55
Weighted-average discount rate	10.00%

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

9. Subsequent Events

On October 7, 2022 the Company’s stockholders approved an amendment and restatement to the 2021 Plan to increase the maximum number of authorized shares by 500,000 to a total of 1,250,000 shares. See Note 6.

On October 25, 2022, Blackboxstocks Inc. (the “Company”) received a written notification (the “Notification Letter”) from the Nasdaq Listing Qualifications (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company no longer meets the minimum bid price requirement. The Notification Letter has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market and, at this time, the common stock will continue to trade on the Nasdaq Capital Market under the symbol “BLBX”.

The Notification Letter provides that the Company has 180 calendar days, or until April 24, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. In the event the Company does not regain compliance by April 24, 2023, the Company may then be eligible for additional 180 days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules

As discussed in Note 7 above, The FVP Note was repaid in full at its maturity on November 14, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2021 as well as with our condensed financial statements and the notes thereto included elsewhere herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Report.

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

Liquidity and Capital Resources

At September 30, 2022, we had cash and marketable securities totaling $5,356,556 as compared to cash and marketable securities totaling $10,442,379 at December 31, 2021. Our cash flows used in operations were ($3,493,223) for the nine months ended September 30, 2022 as compared to ($211,360) for the same period in the prior year.

Net cash from investing activities for the nine months ended September 30, 2022 was $2,886,780 as compared to ($60,610) for the prior year period. The volume of marketable securities purchases and sales for the current period was substantially the result of trading activity in a Company account that is used to research and test specific trading techniques. The account used for those specific activities had an account balance of approximately $90,000. We expect our capital expenditures to remain at or below their current level through 2023.

Net cash used in financing activities was ($1,176,526) for the nine months ended September 30, 2022 as compared to ($280,455) for the prior year period. The purchase of $1,065,216 of treasury stock pursuant to the Company’s stock repurchase plan was the primary component of the use of cash in the nine months ended September 30, 2022. During the nine months ended September 30, 2021, principal payments on debt totaling $417,056 were partially offset by sales of common stock totaling $138,006 The stock repurchase plan initially authorized the repurchase of up to $2,500,000 of the Company’s common stock and expires on December 31, 2022. The Company does not expect that it will fully utilize the total authorized amount of its stock purchase plan prior to December 31, 2022. The senior secured FVP Note with a principal balance of $900,000 at September 30, 2022 matured on November 14, 2022 and was repaid in full.

On November 9, 2021 the Company enter into an underwriting agreement pursuant to which it sold 2,400,000 shares of its Common Stock at an offering price of $5.00 in an underwritten public offering upon consummation of which our shares became listed on the NASDAQ Capital Market. Net proceeds to the Company after underwriting discounts and offering expenses were approximately $10,510,000. We expect to use proceeds from this offering to further develop our Blackbox System platform, expand our product offerings, fund marketing efforts to grow our subscriber base, as well as for general and administration expenses and other general corporate purposes.

We believe that the Company has sufficient capital resources to fund current operations and debt service requirements for the twelve months following the issuance of this report.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022 and 2021, our revenue was $1,219,150 and $1,471,814, respectively, a decrease of 17%. We believe 2022 revenues continue to be negatively impacted by macro-economic factors including poor overall performance in the stock market, high inflation and sluggish gross domestic product (GDP) growth. The S&P 500 dropped by 24.1% during the nine months of 2022. In addition to the poor market performance, inflation measured by the consumer price index (CPI) remained high at an average of 8.3% for the three months ended September 30, 2022 while GDP growth in the third quarter was only 2.6% annualized following two quarters of negative growth. We believe that these factors may have constricted disposable cash of prospective subscribers. Although we believe that our platform enables our subscribers to profit in both bull and bear markets, we attribute some of our decline in revenues to a higher level of hesitancy resulting from the poor macro-economic data. In order to combat this, we implemented promotional programs in March of 2022 and again in the August /September 2022 timeframe around Labor Day. Average users for the three months ended September 30, 2022 was 5,197 as compared to 5,535 for the prior year period. Cost of revenues for the three months ended September 30, 2022 and 2021 were $492,991 and $469,601, resulting in gross margins of 60% and 68%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. Cost of goods sold increased by $23,390 for the quarter ended September 30 2022 as compared to the prior year primarily as a result of an increase in the cost of our program moderators and higher costs associated with our new broadcast enabled social media feature. As noted above, our promotional event resulted in increased user counts but limited revenue that offset the costs which resulted in a lower gross margin percentage of 60% as compared to 68% for the 2021 period.

For the three months ended September 30, 2022, operating expenses were $1,924,460 as compared to $1,501,142 for the same period in 2021, an increase of $423,318 or 28%. We experienced higher expenditures in most of our expense categories for the 2022 period. Software development costs increased from $111,898 for the three months ended September 30, 2021 to $302,273 for the three months ended September 30, 2022, an increase of 170%. The increased software development costs were primarily the result of increased personnel costs including external contractors and were incurred for improvements to our platform and new product development. Advertising and marketing costs increased from $286,057 for the three months ended September 30, 2021 to $417,433 for the three months ended September 30, 2022, an increase of 46%. Selling, general and administrative expenses increased from $1,098,427 for the three months ended September 30, 2021 to $1,199,233 for the three months ended September 30, 2022, an increase of 9%. The primary components of the increase were increases in salary and public investor relations which were partially offset by higher stock-based compensation in the prior year period.

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

Our loss from operations for the three months ended September 30, 2022 was $1,198,301 as compared to a loss from operations of $498,929 for the prior year period. Lower sales and gross margin resulting from promotions combined with higher operating expenses resulted in the loss from operations. Non-operating expenses for the three months ended September 30, 2022 were $110,141 as compared to $7,047 for the prior year period.

Comparison of Nine Months Ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, we generated sales of $3,890,951 as compared to sales of $4,425,088 for the same period in 2021. As noted above, we believe that the macro-economic environment in 2022 has been detrimental to our sales. Our average subscriber count for the first nine months of 2022 increased from 5,503 for the nine months ended September 30, 2021 to 5,695, an increase of 3.5%. Although the subscriber count was higher for the 2022 period, revenues declined due to lower average revenues per subscriber, primarily resulting from the promotions described above. Cost of sales for the nine months ended September 30, 2022 were $1,572,380 as compared to $1,274,953 for the nine months ended September 30, 2021. The increase of $297,427 was primarily due to an increase in the cost of our program moderators and higher costs associated with our new broadcast enabled social media feature. As noted above, our promotional event resulted in increased user counts but limited revenue that offset the costs which resulted in a lower gross margin percentage of 60% as compared to 71% for the 2021 period.

For the nine months ended September 30, 2022, our operating expenses were $5,706,792 as compared to $3,621,454 for the same period in 2021. Selling general and administrative expenses increased to $3,615,430 for the nine months ended September 30, 2022 as compared to $2,320,841 for the same period in 2021, an increase of $1,294,589. The 2022 increase was driven primarily by higher personnel costs. In addition, investor relations expense and stock compensation were higher for the nine months ended September 30, 2022. Advertising and marketing expense increased to $1,242,573 for the nine months ended September 30, 2022 as compared to $840,557 for the prior year period reflecting a higher cost of acquiring new subscribers. The increase was partially attributable to approximately $153,000 of television advertising done in the second quarter. Software development costs increased from $445,591 for the nine months ended September 30, 2021 to $832,143 for the nine months ended September 30, 2022. The increased software development costs were primarily the result of increased personnel costs including outside contractors and were incurred for improvements to our platform including our online social media component, development of a native application which was released at the end of April and new product development.

EBITDA (Non-GAAP Financial Measure)

We report our financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, management believes the presentation of certain non-GAAP financial measures provides useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations, and that when GAAP financial measures are viewed in conjunction with the non-GAAP financial measures, investors are provided with a more meaningful understanding of the Company’s ongoing operating performance. In addition, these non-GAAP financial measures are among the primary indicators management uses (i) to compare operating performance on a consistent basis, (ii) for planning purposes including the preparation of its internal annual operating budget and (iii) as a basis for evaluating performance. For all non-GAAP financial measures in this release, we have provided corresponding GAAP financial measures for comparative purposes in the report.

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

Reconciliation of net loss to EBITDA

The following table sets forth a reconciliation of net loss to EBITDA

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(1,308,442)	$(505,976)	$(3,866,984)	$(736,757)
Interest	28,025	30,281	86,220	104,576
Investment loss	68,802	-	352,601	-
Depreciation and amortization	5,521	4,760	16,646	14,465
Amortization of debt discount	13,314	10,171	39,942	194,267
Stock compensation	117,090	433,534	365,302	433,534
EBITDA	$(1,075,690)	$(27,230)	$(3,006,273)	$10,085

Off Balance Sheet Arrangements

As of September 30, 2022, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2022, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Use of Proceeds of Registered Securities

On January 7, 2022 the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program will terminate on December 31, 2022 or when the $2,500,000 authorized has been fully utilized. As of September 30, 2022, the Company has repurchased 615,748 shares of common stock for an aggregate purchase price of $1,065,216. This use of proceeds was not anticipated or disclosed in the Company’s prospectus.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares that May Yet Be Purchase under the Plans or Programs
July 1, 2022 through July 31, 2022	17,873	$1.32	516,901	$1,530,965
August 1, 2022 through August 31, 2022	17,392	$1.29	534,293	$1,508,564
September 1, 2022 through September 30, 2022	81,455	$0.91	615,748	$1,434,784
Total	615,748	$1.73	615,748	$1,434,784

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

November 14, 2022	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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