Form 10-K
period 2022-12-31
BLACKBOXSTOCKS INC.
filed 2023-04-14
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 726-9203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BLBX	The NASDAQ Capital Market

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex‐change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect a correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (3,633,493 shares of common stock) as of June 30, 2022 was $5,377,570 (computed by reference to the price at which the common equity was last sold ($1.48) as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

As of April 11, 2023, 3,145,786 shares of common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “Blackboxstocks,” or the “Company” refers to Blackboxstocks Inc., a Nevada corporation.

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

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties described herein and actual results may differ materially from those included within the forward-looking statements. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Overview of Business

We have developed a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels combined with a social media element and educational materials. Our web-based platform and native iOS and Android applications (the “Blackbox System”) employ “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. We continuously scan the New York Stock Exchange (“NYSE”), NASDAQ, Chicago Board Options Exchange (the “CBOE”) and other options markets, analyzing over 10,000 stocks and over 1,500,000 options contracts multiple times per second. We provide our subscribing members with a fully interactive social media platform that is integrated into our dashboard, enabling our members to exchange information and ideas quickly and efficiently through a common network. We believe that the Blackbox System is a disruptive financial technology platform that uniquely integrates proprietary analytics with a community supported by a broadcast enabled social media system which connects traders of all kinds worldwide on an intuitive and user-friendly platform.

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

Our Mission

Our mission is to provide powerful proprietary analytics in a simple and concise format to level the playing field for the average retail investor. We strive to educate our members through our live trading community as well as our scheduled, calendared classes with live instructors. We want every member to feel they are part of a team with the goal of improving financial literacy. We believe that we are the antithesis of the “trading guru” platforms that feature a trading or investing expert that charges for what are often expensive courses. We do not charge for our classes. We do not upsell our members. All education and community programs are free with the subscription to our platform.

Revenue Model

We generate revenue from a software as a service (or SaaS) model whereby members pay either an annual or monthly fee for a subscription to our platform. We do not currently offer more than one level of subscription with varying levels of features. All members have full access to all of the features and educational resources of our platform.

Monthly subscriptions are currently priced at $99 and annual subscriptions are currently priced at $959 (a discount of $241). We occasionally offer gift cards and promotional discounts on our subscriptions.

Development of the Blackbox System

The Blackbox System was launched and made available for use to subscribing customers worldwide in September 2016. The initial product was a web-based platform focused on providing proprietary analytics and broadcast enabled social media for our community of members. In 2022 we launched full-featured native iOS and Android applications. Our product offering is comprised of three key elements: stock and options trading analytics, social media interaction, and educational programs and resources.

Stock and Options Trading Analytics

Our preconfigured dashboard is designed to be simple and easy to navigate and includes real-time proprietary alerts, stock and options scanners, financial news, institutional grade charting, and our proprietary analytics that can be utilized by traders of all levels. Our Blackbox System populates the stock and option data in real time and provides a wide range analytics and tools for traders. We offer many of the standard market tool features used by traders but differentiate our product with an array of unique proprietary features and derived data. These proprietary features are designed to filter out “market noise” and locate, in real-time, specific stocks and options that are likely to become market movers.

Standard Features

(Including but not limited to)

●	Real Time NYSE/NASDAQ/OTC Market Data
●	Real Time OPRA Options Trade Data
●	Real Time Streaming Market News Feed
●	Symbol Specific News
●	Options News and Upgrades/Downgrades
●	Institutional Grade Charts
●	Multi-Chart Capability
●	Earnings and Dividend Dates
●	Daily Advancers / Decliners Scanner
●	User-specific Watch List

Proprietary Features

(Including but not limited to)

●	Real Time Algorithm Driven Stock & Options Alerts
●	User Defined Symbol Specific Alert Criteria
●	Options Flow Scanner / Heatmap
●	Pre-Configured Pre/Post Market Scanners
●	Stock and Option Volume Ratio Scanner
●	Volatility Indicator

Added in 2022:

●	Dark Pool Analysis
●	Insider Buying Analysis
●	Gamma Exposure
●	FINRA Short Interest Analysis
●	Net Options Delta and Dollar Flow
●	Feature Rich Text- and Audio-based Social Media Components

In 2022, we added several new proprietary studies to the Blackbox system to help both options and stock traders. These studies encompass advanced data tools with real time data that are easy for traders of all levels to use.

Dark Pool Analysis: we added dark pool trades on our charting system that updates in real time. Dark Pools are privately organized financial forums or exchanges for securities trading. Using our system, traders can easily see levels where large institutions or funds are trading. The Dark Pool Volume Profile is an indicator that visually displays a Dark Pool transaction directly on to the chart. The Volume Profile bar is overlayed at the price level at which the Dark Pool transaction is executed. The length of the volume profile is a visual representation of the share size of the dark pool transaction. The Dark Pool Volume Profile will also display historical activity when you change the time frame.

Insider Buying Analysis: we use the EDGAR portal to access all Form 4’s filed and update our charts where you find insiders buying stocks. This is a powerful tool for traders to easily see where the insiders or management are buying.

Gamma Exposure (GEX): Gamma is a measure of the rate of change of an options delta and it represents the rate at which an options delta will change as the price of the underlying changes. This proprietary study tracks the Gamma levels of all strike prices in real time by displaying a green/red bar at the strike prices. The day opens with the gamma levels from Open Interest and will adjust accordingly throughout the day as options are bought and sold. Finding the largest levels of Gamma Exposure (GEX) can serve as potential levels of support and/or resistance.

FINRA Short Interest Analysis: all the FINRA short interest data for stocks is plotted on our charts to let traders see how the shorting ratio of trades in the dark pools has changed over time.

Net Options Delta and Dollar Flow: This BlackBox proprietary study shows you the daily Net Options Delta (NOD) on a ticker. The delta of a net options position is the ratio of the change in the value of the position to the change in the price of the underlying asset. In other words, it is a measure of how much the value of the options position will change for a small change in the price of the underlying asset. Every single option trade is calculated in real time and the NOD of the stock is updated. This is further broken down into Put and Call NOD. Options dollar flow is a metric that measures the net flow of money into or out of options contracts. It is calculated by taking the difference between the total premium paid for call options and the total premium paid for put options. Positive dollar flow indicates a bullish sentiment, where in turn a negative dollar flow would indicate a bearish sentiment. This proprietary BlackBox study breaks down the dollar flow into three expiration time frames from near term, monthly and total.

Brokerage Integrations

We have trading integrations with the online brokerages E*Trade and TradeStation. These integrations allow our members to execute trades through E*Trade or TradeStation directly from the Blackbox platform. Our members that use this integration feature have access to certain custom tools. One of these tools is a “quick-click” feature that loads our system’s stock and options alerts with two simple clicks, greatly reducing the time it takes for order entry. This feature is especially helpful for the order entry of option contracts, as they are detailed, lengthy, and cumbersome to enter. The system has been designed to quickly integrate with new brokers and we intend to expand the number of brokerages with whom we have trading integrations in the future.

Education

We offer all members full access to our curriculum of classes, orientations, and live market sessions. All of our education programs are free to our members. Our curriculum includes classes for beginner, intermediate, and advanced-level traders. We believe education is vital to increasing the probability of our members long term success in the markets. We have many regularly calendared live webinars, Q&A sessions, as well as recorded classes. In addition to our regularly calendared classes, we often feature ad hoc classes taught by seasoned members of our community. The educators of these classes often specialize in specific market sectors or trading strategies. Classes and webinar events offered to our members include but are not limited to:

Beginner	Intermediate	Advanced
Trading With Swan	Dark Pool Basics	Options Adjustments
Intro to the Market	Technical Analysis 101	Understanding options for a Bull & Bear Market
Charting 101	Blackbox Trading System -Stocks	Options Strategies for Higher Volatility
Stock Basics	Blackbox Trading System -Options	Insights for Options Core Concepts
	Understanding Options Flow	Short Term Options Explained
Implied & Historical Volatility
Options Pricing Explained

In addition to our internal curriculum, we have partnered with the Options Industry Council (OIC), a nonprofit organization funded by the Options Clearing Corporation (OCC) with the mission of providing the investing public a better understanding of the options markets. Classes taught by the OIC to our members include but are not limited to:

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

Our Market Opportunity

The global COVID-19 pandemic of 2020 stimulated significant change for online technologies including financial and trading related companies such as Blackbox. More than 10 million new brokerage accounts were opened by individuals in 2020 — more than ever in one year, according to Devin Ryan, an analyst at JMP Securities. This newfound interest in the market was very positive for us as our user base grew rapidly in the first quarter of 2021. The combination of an influx of new investors as well as the tendency for those new investors to gravitate towards innovative financial technology have been positive long term macro-economic trends for us.

It is difficult to quantify the number of people that can be classified as day traders, since the term is somewhat ambiguous, especially since there has been a large influx of self-directed investors in 2020 and 2021. The two types of traders often overlap and separating these demographics can be difficult. Recent data suggest the following size for this growing market:

●

20%: One in 5 people in the U.S. invested in stocks, or mutual funds, in the final three months of 2020, up from 15% in the second quarter, a Conference Board survey showed. Harry Robertson, Business Insider, Feb 10, 2021

●

31 YEARS: The median age of user of Robinhood, one of the original commission-free online brokerages. More young adults are joining. Apex Clearing, which helps facilitate trades for brokerages, told Reuters around 1 million of new accounts it opened last year belonged to Gen Z investors, with an average age of 19. John McCrank, Reuters Jan 29, 2021

●

~$15.5 TRILLION: Total client assets at two of the top retail-focused brokerages. Fidelity Investments had $8.8 trillion in customer assets at the end of the third quarter, up from $8.3 trillion at the end of 2019. Schwab had $6.69 trillion in client assets as of Dec. 31, and 29.6 million brokerage accounts, up 66% and 140%, respectively, from a year earlier. John McCrank, Reuters Jan 29, 2021

We believe that the market opportunity for the technology that we have developed and targeted towards day traders can be utilized for self-directed investors as well as institutions -a substantially broader market. We intend to develop mobile applications for self-directed investors that provide them with financial information and data that is not commonly provided by retail brokers. Our first product aimed at this initiative will be Stock Nanny (see “New Products” below). We also intend to market our technologies to institutional financial companies for integration into their existing products or for sub-licensing to their customers.

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

Development of Native Applications for iOS and Android

We currently have fully-featured native applications for iOS and Android devices which were released in April of 2022. We believe this app has been especially useful for the many new members that joined when they worked from home during the COVID lockdowns and returned to the workplace. We believe that our mobile applications provide our members additional flexibility in their ability to access our platform when away from a desktop computer.

Platform Upgrades

Since the end of 2021, we have made significant upgrades and changes to our platform. We launched version 2.0 of the application which was a complete rewrite of the application front-end and overhaul of the backend to take advantage of modern technology capabilities that were widely unavailable when the product was initially released. This resulted in much better performance, a smaller resource footprint, and improved reliability and scale. Other development initiatives included the ability to view multiple charts, an enhanced social media capability, and enhanced charting studies, which include additions of new features or indicators such as our Go-NoGo indicator, gamma exposure, net options delta and others.

We believe that technological developments to the Blackbox System and platform have been and will continue to be critical to the success of our company. Although we have experienced significant growth and received positive feedback from our members, we believe adding these new technology sets in parallel will be significant drivers of future growth.

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

Stock Nanny

We are currently developing a new product named Stock Nanny in the form of a mobile app for iOS and Android that will provide real-time portfolio alerts for a broad demographic of investors. Many of these alerts are a product of derived data currently generated on the Blackbox platform. This app will be designed to integrate with online brokerage platforms and allow the user to import their current stock positions and stocks on their watchlist into our app. We believe these alerts will be extremely useful for portfolio management, loss mitigation, and other investment strategies. We plan to provide extensive menu options to allow the user to customize this application to their specific needs. This will be a stand-alone product and we plan to target all self-directed retail investors, not just day traders or swing traders allowing the Company to address a much broader segment of the market. We expect to release this product in the second quarter of 2023.

Enterprise Products for Professionals

We do not currently market to persons or entities deemed by the exchanges as “professional traders” or financial institutions. A professional trader is generally defined by the exchanges as a person that:

●

Is registered or qualified with the Securities and Exchange Commission, the Commodities Futures Trading Commission, any state securities agency, any securities exchange or association, or any commodities or futures contract market or association.

●	Is engaged as an “investment advisor” as that term is defined in Section 201(11) of the Investment Advisor's Act of 1940 (whether or not registered or qualified under that Act).
●

Is employed by a bank or another organization that is exempt from registration under Federal and/or state securities laws to perform functions that would require him or her to be so registered or qualified if he or she were to perform such functions for an organization not so exempt.

The exchanges charge a substantial premium for their data to users who meet the criteria described above. In addition to the higher rates, the onboarding and subsequent approval process by these exchanges is cumbersome and not easily accomplished solely through an online process. We are currently working with our data provider and the individual exchanges to develop a streamlined digital onboarding process. We believe this will allow us to expand our reach to the “financial professional” market that we do not currently service. We believe our existing platform’s features will be well received by investment professionals once we are able to mitigate regulatory and pricing hurdles. In addition, we are targeting providing access to our products or subsets of our systems to financial institutions. Poor market performance in 2022 presented significant challenges to retail oriented companies in our industry including us. In order to provide different and more stable revenue streams, we believe it is important for us to use our existing technology base as a basis to develop new revenue streams from professional and institutional customers

Cryptocurrency Analytics Platform

We have been working on a quotation system and trading integration partnership that will allow our members to trade cryptocurrency through the “Blackbox Cryptos” platform. This new platform will include the same interactive social media component we provide to members of our current Blackbox platform. As a result of the significant disruption in cryptocurrency markets during 2022 including significant declines in the prices of most major cryptocurrencies as well as the widely publicized collapse of FTX amid serious allegations of fraud and wrongdoing by its founder Sam Bankman-Fried, we have postponed completion and introduction of this product pending additional market stabilization.

Additional Exchanges in Major Markets

We plan to expand into other markets and create products similar to our Blackbox System that provide proprietary analytics for people trading on other major exchanges in the world. Exchanges we are exploring include the Indian Stock markets (BSE and NSE), Canadian Securities Exchange (CSE), Toronto Stock Exchange (TSX), Brasilian BOVESPA, Frankfurt Stock Exchange (FWB) and the London Stock Exchange (LSE). We are also exploring expansion into China with focus on the Hong Kong Stock Exchange (HKSE) and the mainland Shenzhen Stock Exchange (SZSE).  We may execute on this strategy by marketing to or partnering with large financial firms in one or more of those respective markets.

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

Marketing of the Blackbox System

We launched our Blackbox System and platform for use in the United States and made it available to subscribers in September 2016. Use of the platform is sold on a monthly or annual subscription basis to individual consumers through our website at https://blackboxstocks.com. We believe our Blackbox System subscriptions are priced competitively with similar web-based trading tools. We primarily use a combination of digital marketing campaigns and customer referral compensation plans in our advertising program. Our digital advertising efforts are comprised of display and video ads, along with banner and text ads across multiple search and social platforms. We also utilize targeted email marketing and a strategic global marketing campaign for brand awareness. We believe that this form of advertising has been and will continue to be effective in attracting subscribers. We continuously monitor and evaluate the effectiveness of specific social media platforms and allocate marketing funds accordingly. We also promote our subscriptions through an established compensated customer referral program. We offer certain subscribers the right to promote the Blackbox System and receive referral fees for subscribers generated from such subscribers’ effort. Generally, we pay referring subscribers $25 for each subscription generated and $25 for each month the subscriber continues their subscription. We incurred $379,353 and $515,580 in customer referral expenditures in each of the years ended December 31, 2022 and 2021, respectively. We expect to continue utilizing the customer referral sales program as it has proven to be an extremely efficient form of advertising. Our advertising and marketing expense was $1,468,702 and $1,250,882 for the years ended December 31, 2022 and 2021, respectively. We intend to continue to deploy a significant amount of marketing funds on both digital campaigns and customer referral programs in the future. In addition, we may also utilize television and radio advertising. In March of 2023, we introduced Blackbox Beat, a weekly show featuring some of our team traders discussing current financial and trading topics of interest to our traders. Blackbox Beat is currently on YouTube and represents a new marketing and branding initiative designed to provide greater exposure to our platform and our people.

Our marketing of products targeted toward institutional customers is anticipated to rely less on the current digital marketing that we have historically utilized and is not expected to utilize affiliate marketing strategies.

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

We have agreements with E*Trade and TradeStation permitting the integration of our platform with their brokerage platforms. These integrations allow our users to trade directly from our platform using their E*Trade or TradeStation account. In addition, TradeStation advertises our platform to 140,000 users through its webinars and in their internal app store. We believe the ability to enable our members to execute trades with third party brokers without having to leave our platform is particularly valuable to options traders who are able to execute more complicated orders without having to re-enter option contract information on another platform. We intend to integrate our platform with other brokers.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business including, but not limited to, privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, and other communications, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance and securities law compliance. In particular, we are subject to federal, state and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, content and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Competition

We operate in a highly competitive environment. Although, we believe that our Blackbox System is the only platform that has successfully merged a comprehensive analytics system or “scanner” and a social media platform within the same “dashboard” allowing members to view the same real-time data in parallel, there are a number of companies that offer one or more features that are similar to or attempt to address the same market as we do. Some of these competitors have financial and other resources that are significantly greater than ours. The greatest amount of competition exists within products that provide trading analytics often referred to as “scanners”. We compete with these entities based on a number of factors including price, ease of use, standard features and proprietary features (if applicable). Ultimately, we believe the primary factor used in evaluating the trading analytics by any platform is the user’s ability to derive actionable information from that platform. This is where we believe our proprietary features differentiate the Blackbox System.

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

Employees

As of April 6, 2023, the Company has fourteen full-time employees. We also currently have eighteen contract workers that primarily serve as team traders on our Blackbox System platform or developers.

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

Corporate Information

Our principal executive offices are located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240, and our telephone number is (972) 726-9203. Our website is https://blackboxstocks.com. The information on, or that can be accessed through, our website is not part of this Report on Form 10-K. We have included our website address as an inactive textual reference only.

Additional Information

We file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and disclose certain material events in current reports on Form 8-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as Blackboxstocks, that can be filed electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

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

On October 25, 2022, we received a written notification (the “Notification Letter”) from the Nasdaq Listing Qualifications (“Nasdaq”) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. We have until April 24, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. In the event the Company does not regain compliance by April 24, 2023, the Company may then be eligible for additional 180 days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel. On March 14, 2023 our Board of Directors unanimously approved an amendment to our Articles of Incorporation, as amended to date, effecting a reverse split of the Company’s Common Stock at a ratio of up to one-for-seven, with our Board of Directors being authorized to determine the exact ratio within such range. On April 10, 2023, we implemented the reverse split at a ratio of one for four. Although the Company believes that the reverse split will increase the price of our stock, we cannot guarantee that the price of our stock will change or change enough for us to regain compliance with Nasdaq listing rules.

We are required to meet certain financial and liquidity criteria to maintain our Nasdaq listing. If we violate Nasdaq listing requirements, our common stock may be delisted. If we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock would significantly impair our ability to raise capital and the value of your investment.

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

Since commencement of our increased advertisement spend in February 2020, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not necessarily indicative of our future revenue growth. Nevertheless, this expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

In order to achieve profitability, we must increase revenue levels.

We need to increase current revenue levels by increasing paid subscriptions to our Blackbox System platform or develop additional revenue sources from new products if we are to attain and maintain consistent profitability. If we are unable to achieve increased revenue levels, losses could continue for the near term and possibly longer, and we may not attain profitability or generate positive cash flow from operations in the future.

We intend to introduce new products and services. There can be no assurance that we will be able to introduce such products and services effectively or profitably.

We intend to expand our product and service offering including the introduction of products and services which employ and expand upon our current proprietary system and technology. These products and services are expected to include applications targeted for investors who are not day traders or swing traders and products designed for professional traders. We expect to introduce these products and services in 2023 and spend significant capital on advertising and marketing of the products and services. If we are unable to generate significant revenue from this or other new products and services, we may incur significant operating losses.

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

We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our solutions and services. In addition, we obtain a portion of the data that we use from various securities and option exchanges. We believe that we have all rights necessary to use the data that is incorporated into our solutions and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and solutions.

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

We may pursue the registration of our domain names, trademarks, and service marks in the United States. We also strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our technology or intellectual property rights. Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technology or intellectual property by others.

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

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space leased from Teachers Insurance and Annuity Association of America. During the years ended December 31, 2022 and 2021 we incurred approximately $103,000 and $77,000, respectively, in office rental expense. Future minimum rental payments under the extended lease are approximately $530,000.

We believe that the existing facilities at March 30, 2023, will be adequate to meet our operational requirements through 2023. We believe that all such facilities are adequately covered by appropriate property insurance.

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

Market Information

Our Common Stock, $0.001 par value, began trading on the Nasdaq Capital Market on November 9, 2021 under the symbol “BLBX”.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of April 11, 2023, we had 638 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of April 11, 2023, we had 3,145,786 shares of our Common Stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the subheading "Securities Authorized for Issuance Under Equity Compensation Plans" included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

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

On January 7, 2022 the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program will terminate on December 31, 2023 or when the $2,500,000 authorized has been fully utilized. As of April 6, 2023, the Company has repurchased 687,761 shares of common stock for an aggregate purchase price of $1,102,375. This use of proceeds was not anticipated or disclosed in the Company’s prospectus.

Other than as described above, the proceeds of the public offering have been used as described in the prospectus to promote and market our Blackbox System platform and increase our subscriber base, and for general and administration expenses.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding purchases made under the Company’s stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program was authorized and publicly announced on January 7, 2022 and will terminate on December 31, 2023 or when the $2,500,000 authorized has been fully utilized.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase under the Plans or Programs
October 1, 2022 through October 31, 2022	34,079	$0.63	649,827	$1,406,787
November 1, 2022 through November 30, 2022	13,000	$0.51	662,827	$1,404,307
December 1, 2022 through December 31, 2022	24,934	$0.36	687,761	$1,397,625
Total	687,761	$1.60	687,761	$1,397,625

Item 6.	[Reserved]

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2022 and 2021 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

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

Overview

We are a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels. Our web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the trading price of a stock or option. Our Blackbox System continuously scans the NASDAQ, NYSE, CBOE, and other options markets, analyzing over 10,000 stocks and up to 1,500,000 options contracts multiple times per second. We also provide our users with a fully interactive social media platform that is integrated into our dashboard, enabling our users to exchange information and ideas quickly and efficiently including the ability to broadcast on their own channels to share trading strategies and market insight within the Blackbox community.

We launched our platform for domestic use and made it available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through our website.

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is listed on the Nasdaq Capital Market under the symbol “BLBX.” Our corporate website is located at http://https://blackboxstocks.com.

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2022, the Company incurred an operating loss of $4,546,026 and a net loss of $5,019,882 as compared to an operating loss of $2,277,839 and net loss of $2,615,736 for the prior year. Cash flows from operations were $(4,285,039) and $(672,485) for 2022 and 2021 respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition to the operating initiatives, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2022 and through April 6, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Share-Based Payment

All share-based payments to employees, directors and contractors, including grants of stock options, restricted shares or warrants, are recognized in the statement of operations based on their fair values at the time of grant in accordance with ASC Topic 718, Compensation - Stock Compensation.

During the period ended December 31, 2021, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; a risk-free interest rate of 1.30%, expected volatility of 50% based on the volatility of comparable publicly traded entities, various exercise prices, and terms of 10 years.

During the period ended December 31, 2022, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 2.72% to 3.37%, expected volatility ranging from 110% to 127% based on the volatility of the Company’s common stock, various exercise prices, and terms of 10 years.

Liquidity and Capital Resources

At December 31, 2022, the Company had a cash balance of $425,578 and marketable securities valued at $3,216,280, which equal a combined cash and securities total value of $3,641,858. The Company incurred negative cash flow from operations of $(4,285,039) for the year ended December 31, 2022 as compared to negative cash flow from operations of $(672,485) in the prior year. Cash flows used in investing activities excluding marketable securities were $65,941 and $63,912 for the years ended December 31, 2022 and 2021, respectively, and were related primarily to the purchase of server equipment and office furniture. We expect capital expenditures to remain at approximately the same level for 2023 in order to maintain our current operations. Cash flows from financing for the year ended December 31, 2022 was $(2,120,823) and was driven primarily by $990,000 in repayments of debt and $1,102,375 in purchases of treasury stock. Cash flows from financing for the year ended December 31, 2021 was $10,194,239 and was driven primarily by the initial public offering that closed on November 15, 2021.

As noted above, the Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on what terms.

Initial Public Offering

On November 15, 2021, the Company completed an initial public offering of 2,400,000 shares of common stock at a price of $5.00 per share in connection with our uplist to the Nasdaq exchange. After underwriting discounts and expenses, the company realized net proceeds from the offering of $10,519,914. Proceeds from the offering are used to promote and market our Blackbox System platform and increase our subscriber base and for general and administration expenses. In addition, we intend to develop and market additional products and services that employ or are complementary to our Blackbox System. We expect to release a new product utilizing the proprietary Blackbox System that target traditional investors that do not necessarily engage in day trading or swing trading. We believe that the market for this type of product is significant and we intend to devote significant resources to advertise and market this product. In addition, we anticipate hiring additional personnel to aid in the development and improvement of our existing and future products and services.

Stock Repurchase Plan

On January 7, 2022, the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s common stock. The program will terminate on December 31, 2023 or when the $2,500,000 authorized has been fully utilized. As of April 6, 2023, the Company has repurchased 687,761 shares for an aggregate purchase price of $1,102,375. We do not expect the capital used in conjunction with the plan to impede our operations for the foreseeable future.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

For the years ended December 31, 2022 and 2021, the Company’s revenue was $4,959,109 and $6,112,324, respectively. The decrease of $1,153,215 or 18.9% was driven primarily by a decline in subscribers which we believe resulted from an unfavorable macro-economic environment in 2022. During 2022, we ran several promotions that offered our monthly subscription for $1 to $5 as opposed to the regular price of $99.97 which caused revenues to decline greater than the decline in subscribers. Our average subscriber count for the year ended December 31, 2022 was 5,420 or 2.6% lower than the year ended December 31, 2021. Gross margin for the year ended December 31, 2022 was $2,878,230 or 58% of revenues as compared to 2021 gross margin of $4,260,969 or 69.7% of revenues. The decrease in the gross margin percentage from 2021 to 2022 was due to a lower average revenue per subscriber as a result of the promotions discussed above. The primary costs of operating our platform include data feeds of real time prices from exchanges, news feeds, personnel costs of our moderators as well as general system expenses.

For the year ended December 31, 2022, our operating expenses increased to $7,424,256 as compared to $6,538,808 in 2021. This increase of $885,448 or 13.5% was due to substantial increases in our operating expenses in all categories. Software development expenses incurred the highest percentage increase of 87.2% for the year ended December 31, 2022 as compared to the previous year. The $560,268 increase in expense for 2022 resulted significant investment in the technological infrastructure of the Blackbox system, the release of our mobile application for IOS and Android devices as well as new product development. We expect that our development expense will continue to increase in 2023 although the specific timing of those increases is uncertain. Our selling, general and administrative costs increased by $104,353 or 2.3% to $4,729,686 for the year ended December 31, 2022. Advertising and marketing expenses increased by $217.820 to $1,468,702. We relied on digital marketing as our primary medium for advertising and marketing but also incurred approximately [$155,000] in television related advertising. We will continue to evaluate our advertising and marketing plans in 2023 in order to improve its cost effectiveness.

For the year ended December 31, 2021, other income (expense) was a net expense of $337,897 as compared to other expenses of $473,856 for the year ended December 31, 2022. The primary components of the 2021 expense were interest expense of $135,492 and amortization of debt discount of $247,522. For the year ended December 31, 2022 other expense included interest expense of $98,541, amortization of debt discount of $46,597 and an investment loss of $328,718.

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

Reconciliation of net loss to EBITDA

	Year ended December 31,
	2022	2021
Net loss	$(5,019,882)	$(2,615,736)
Adjustments:
Interest expense	98,541	135,492
Depreciation and amortization expense	22,728	19,721
Amortization of debt discount	46,597	247,522
Gain on forgiveness of note payable	-	(33,405)
Stock based compensation	482,460	1,353,020
Total Adjustments	650,326	1,722,350
EBITDA	$(4,369,556)	$(893,386)

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2022 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, our principal executive officer and principal financial officer have assessed the effectiveness of internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2022, our internal controls over financial reporting were effective and there are no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal controls over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Directors and Executive Officers

The following table sets forth the names, ages and positions of our executive officers and directors. All directors of our Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board and hold office until their death, resignation or removal from office.

Name	Age	Position(s) Held
Executive Officers
Gust Kepler	58	Director, President and Chief Executive Officer
Robert Winspear	57	Director, Chief Financial Officer and Secretary
Eric Pharis	47	Chief Operating Officer
Charles Smith	52	Chief Technology Officer
Non-Employee Directors
Ray Balestri*	63	Director (1) (2) (3)
Keller Reid*	62	Director (1) (2) (3)
Dalya Sulaiman*	56	Director (1) (2) (3)

* Independent Director as defined by Nasdaq Rule 5605(a)(2).

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

(3) Member of the Nominating and Governance Committee.

Executive Officers

Gust Kepler, Chairman of the Board, President and Chief Executive Officer. Mr. Kepler was appointed to serve as a director and our President and Chief Executive Officer on December 1, 2015. Mr. Kepler also serves as the President of G2 International, Inc. (“G2”). G2 is a consulting firm with expertise in investment banking founded by Mr. Kepler in 2002. G2’s primary focus is taking private companies public and providing advice regarding capitalization, strategic planning and investor relations. Prior to founding G2, Mr. Kepler founded Parallax Entertainment, Inc. (“Parallax”) in 1996. Parallax was an independent record label, online promotional vehicle and e-commerce solution for musicians on the Internet. Mr. Kepler managed all aspects of the label including A&R, production, marketing and distribution. In 2000, Mr. Kepler successfully completed a direct public offering for the company and Parallax subsequently became a publicly traded company on the OTC Bulletin Board. Mr. Kepler was also the cofounder of Glance Toys, Ltd. (“Glance Toys”) which was formed in 1990. Glance Toys designed, manufactured and marketed products classified in junior sporting goods category. Products included foam balls, flying discs and beach products, some of which received patents. Glance Toy’s products were sold nationally in prominent chains such as Wal-Mart, Target, Toys R Us, 7-Eleven, and numerous other well-known retailers. The Company believes that Mr. Kepler’s experience as the Company’s founder and Chief Executive Officer as well as his previous experience in marketing and advising public companies on capitalization and investor relations give him the qualifications and skills to serve as a member of the Board.

Robert Winspear, Director, Chief Financial Officer and Secretary. Mr. Winspear was appointed as a Director and our Chief Financial Officer and Secretary on September 11, 2021. Prior to joining the Company, Mr. Winspear had been the President of Winspear Investments LLC, a Dallas based private investment firm specializing in lower middle market transactions, since 2002. Winspear Investments has made investments in a wide range of industries including banking, real estate, distribution, supply chain management, mega yacht marinas and hedge funds. Mr. Winspear was Vice President, Secretary and Chief Financial Officer of Excel Corporation, a credit card processing company (formerly EXCC:OTC) from May of 2014 to June of 2017. Mr. Winspear is on the board of directors of Alpha Financial Technologies/EAM Corporation, located in Dallas, Texas and VII Peaks Co-Optivist Income BDC II, Inc. an investment management company located in Orinda, California. Mr. Winspear earned a BBA and a MPA from the University of Texas at Austin. The Company believes that Mr. Winspear’s broad experience in accounting, finance, mergers and acquisitions as well as corporate governance with public and private entities gives him the qualifications and skills necessary to serve as a director of our Company.

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

Charles Smith, Chief Technology Officer, Mr. Smith was appointed Chief Technology Officer on December 1, 2021. Prior to be appointed Chief Technology Officer, Mr. Smith served as a principal of Cyfeon Solutions, a consulting firm he founded in 2009. Cyfeon is a Financial Services vertical focused on operational and regulatory compliance and since 2016 was the lead architect and developer of the Company’s web-based application. Mr. Smith earned an MBA from Southern Methodist University, a BBA in CIS from Texas State University and served four years in the United States Marine Corps.

Non-Employee Directors

Ray Balestri, Director. Mr. Balestri was appointed to serve as a director on September 11, 2021. Mr. Balestri has been a partner with Bell Nunnally since 2009 and has over 30 years’ experience as a corporate attorney.  His practice focuses on assisting businesses with a wide variety of matters, including mergers and acquisitions, business sales and spin-offs, private placements, private equity and venture capital investments, C-level employment agreements and employee equity plans, and general corporate counseling in a broad array of industries. In addition to his legal experience Mr. Balestri has significant investment experience in a wide variety of private companies with over 40 holdings through his family investment partnership. Mr. Balestri earned a B.S. in mathematics from the University of Illinois and a J.D. from Harvard University. The Company believes that Mr. Balestri’s substantial legal knowledge as well as his merger and acquisition experience gives him the qualifications and skills necessary to serve as a director of our Company

Keller Reid, Director. Mr. Reid was appointed as a director on January 31, 2023. Mr. Reid has served as the Director of Technology and Trading for Ackerman Capital, a Dallas Based family office, for the past fourteen years. In that position, he has accumulated an extensive knowledge and background in both the technology and strategic aspects of trading systems. Previously, Mr. Reid served as Vice President, Head of Execution Sales and Strategy at Apex Clearing (formerly Penson Execution Services). While at Penson, Mr. Reid developed an electronic routing algorithm that was granted a patent by the United States Patent and Trademark Office, (U.S. 8015099). Mr. Reid holds a Bachelor of Science degree from Carnegie Mellon University

Dalya Sulaiman, Director. Ms. Sulaiman was appointed to serve as a director on September 11, 2021. Ms. Sulaiman has been founder and CEO of Dalya Imar Insaat, a construction company based in Istanbul Turkey since 2008. In addition to her role at Dalya Imar Insaat, Ms. Sulaiman serves as a consultant to Tepe Construction (a family-owned construction company) on industrial and commercial construction projects globally and represents certain food and beverage brands expanding into new markets. Ms. Sulaiman also manages other real estate investments for MAM Abramenko as well as brand management. Ms. Sulaiman graduated from Texas Christian University with a BBA. The Company believes that Ms. Sulaiman’s international business experience and relationships gives her the qualifications and skills necessary to serve as a director of our Company.

Family Relationships

There are no family relationships between any director or officer of the Company and any other such person.

Involvement in Certain Legal Proceedings

No director nor any executive officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has he or she been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2022, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Leadership Structure of the Board

The Board does not currently have a policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time. Gust Kepler currently serves as Chief Executive Officer of the Company and Chairman of the Board. The Company does not currently have a lead independent director.

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

The Board has also delegated the oversight and management of certain risks to the Audit and Compensation Committees of the Board. The Audit Committee is responsible for the oversight of Company risks relating to accounting matters, financial reporting and related party transactions. To satisfy these oversight responsibilities, the Audit Committee meets with, receives and discusses reports from the Chief Financial Officer, the Company’s independent registered public accountant, and the Company’s outside counsel as needed. The Compensation Committee is responsible for the oversight of risks relating to the Company’s compensation and benefit programs. To satisfy these oversight responsibilities, the Compensation Committee meets with, receives and discusses reports from the Chief Executive Officer and the Chief Financial Officer to understand the financial, human resources and stockholder implications of compensation and benefit decisions.

The Board has also addressed risk through the adoption of corporate policies. The Board has adopted a Code of Ethics and Business Conduct that is designed to ensure that directors, officers and employees of the Company are aware of their legal and ethical responsibilities and conduct the Company’s business in a consistently legal and ethical manner.

Hedging Policy

The Company’s insider trading policy prohibits all officers and directors of the Company and its subsidiaries, and any other person designated from time to time by the Company as being a “Company Insider,” as well as his or her immediate family members, from participating in hedging or monetization transactions, such as prepaid variable forwards, equity swaps, collars, and exchange funds, involving Company securities.

Committees

The Board has established Audit, Compensation, and Nominating and Governance Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. The functions of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee are described below.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee’s responsibilities include, among other things: (i) selecting and retaining an independent registered public accounting firm to act as our independent auditors, setting the compensation for our independent auditors, overseeing the work done by our independent auditors and terminating our independent auditors, if necessary, (ii) periodically evaluating the qualifications, performance and independence of our independent auditors, (iii) pre-approving all auditing and permitted non-audit services to be provided by our independent auditors, (iv) reviewing with management and our independent auditors our annual audited financial statements and our quarterly reports prior to filing such reports with the SEC, including the results of our independent auditors’ review of our quarterly financial statements, and (v) reviewing with management and our independent auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements. The Audit Committee also prepares the Audit Committee report that is required to be included in our annual proxy statement pursuant to the rules of the SEC. We have adopted an Audit Committee charter which can be found on our investor website at https://https://blackboxstocks.com.

The Audit Committee is composed of Ray Balestri (Chairman), Keller Reid, and Dalya Sulaiman. The Audit Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Audit Committee met 4 times in 2022. Under the applicable rules and regulations of the Nasdaq Capital Market, each member of the Audit Committee must be considered independent in accordance with Nasdaq Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of the members is “independent” as that term is defined under applicable Nasdaq and SEC rules. The Audit Committee has at least one financial expert (as defined by 407 (d)(5)(ii) of Regulation S-K). The board has also determined that Ray Balestri meets the qualifications of an "audit committee financial expert," as defined under the applicable rules and regulations of the SEC.

Compensation Committee

The Compensation Committee is composed of Ray Balestri (Chairman), Keller Reid and Dalya Sulaiman, each of whom is an independent director, as defined by Nasdaq Rule 5605(a)(2). The Compensation Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Compensation Committee met twice in 2022. The Compensation Committee is empowered to advise management and make recommendations to the Board with respect to the compensation and other employment benefits of executive officers, key employees and directors of the Company. The Compensation Committee also administers the Company’s stock incentive plan for officers, directors, employees and consultants. The Compensation Committee is authorized, among other powers, to determine from time to time the individuals to whom options shall be granted, the number of shares to be covered by each option and the time or times at which options shall be granted pursuant to our stock incentive plans. We have adopted a Compensation Committee charter which can be found on our investor website at https://https://blackboxstocks.com.

Compensation Committee Processes and Procedures

The Compensation Committee meets at least once annually and with greater frequency if necessary. The agenda for each meeting is developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer and the Chief Financial Officer. The Compensation Committee meets from time to time in executive session. In addition, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent. To date, the Compensation Committee has not engaged any consultants.

Nominating and Governance Committee

The Nominating and Governance Committee is composed of Ray Balestri (Chairman), Keller Reid and Dalya Sulaiman, each of whom is an independent director, as defined by Nasdaq Rule 5605(a)(2). The Nominating and Governance Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Nominating and Governance Committee met one time in 2022. We have adopted a Nominating and Governance Committee charter which can be found on our investor website at https://blackboxstocks.com.

The Nominating and Governance Committee has not adopted a formal policy with regard to consideration of director candidates recommended by security holders. For vacancies which are anticipated on the Board, the Nominating and Governance Committee intends to seek out and evaluates potential candidates from a variety of sources that may include recommendations by security holders, members of management and the Board, consultants and others. The minimum qualifications for potential candidates for the Board include demonstrated business experience, decision-making abilities, personal integrity and a good reputation. While diversity is not a leading factor in the Nominating and Governance Committee’s evaluation of potential candidates and there is no formal policy for considering diversity when nominating a potential director, it is a consideration that is evaluated along with other qualifications of potential candidates. In light of the foregoing, it is believed that a formal, written policy and procedure with regard to consideration of director candidates recommended by security holders is not necessary in order for the Nominating and Governance Committee to perform its duties. The Corporate Nominating and Governance Committee identifies and recommends to the Board individuals qualified to serve as directors of the Company, advises the Board with respect to its committees’ composition, oversees the evaluation of the Board, and oversees other matters of corporate governance.

Code of Business Conduct and Ethics

We have adopted a formal Code of Ethics and Business Conduct applicable to all Board members, officers and employees. Our Code of Ethics and Business Conduct can be found on the Corporate Governance section of the investor relations page of our website at https://blackboxstocks.com.

Item 11.	Executive Compensation.

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid to our principal executive officer and our two other most highly compensated executive officers serving during the last completed fiscal year (collectively, the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(4)	Stock Awards (5)	Total
Gust Kepler, Director, President and Chief	2022	$66,833	$7,481	--	$74,321
Executive Officer (Principal Executive Officer)	2021	$12,000	$70,618	--	$82,612
Robert Winspear, Director, Chief Financial	2022	$200,000	--	--	$200,000
Officer and Secretary (Principal Financial Officer) (1) (2)	2021	$60,641	--	$351,608	412,249
Charles Smith, Chief Technology Officer (3)	2022	$180,000	$--	--	$180,000
	2021	$15,000	--	$103,024	$118,024

(1) Other than the remuneration discussed above, during the periods described we had no retirement, pension, profit sharing, or similar program for the benefit of the officers, directors or employees of the Company.

(2) Mr. Winspear was appointed Chief Financial Officer and Secretary on September 11, 2021. The 2021 salary noted in the table above reflects a partial year of his annual salary of $200,000. Mr. Winspear was granted a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.95. The warrant vests over three years.

(3) Mr. Smith was appointed Chief Technology Officer on November 29, 2021. The 2021 salary noted in the table above reflects a partial year at his annual salary. Mr. Smith was granted an option to purchase 50,000 shares of Common Stock at a price of $3.42 per share. The option vests monthly over 36 months and is exercisable for ten years.

(4) Reflects cash bonus payment.

(5) The assumptions used to value the equity compensation shown above can be found in the Company’s 2022 financial statements contained in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our Named Executives as of December 31, 2022:

		Equity Awards
		Number of Securities Underlying Unexercised awards		Exercise Price	Expiration Date
Name	Date	Exercisable	Unexercisable
Gust Kepler		0	0
Robert Winspear (1)	9-11-2021	41,667	58,333	$1.95	9-11-2031
Charles Smith (2)	11-29-2021	18,056	31,944	$3.42	11-29-2031

(1)	Equity award is in the form of a warrant
(2)	Equity award is in the form of a stock option

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards at Fiscal Year End Tables

Gust Kepler, a director and our President and Chief Executive Officer was paid an annual salary of $12,000 until September 1, 2022 at which time his salary was increased to 200,000. Mr. Kepler was paid a discretionary cash bonus of $7,481 and $70,618 in 2022 and 2021, respectively.

Robert Winspear, a director and our Chief Financial Officer and Secretary was appointed to serve as Chief Financial Officer and Secretary on September 11, 2021. Mr. Winspear’s salary is $200,000 per year. Mr. Winspear was also granted a warrant to purchase 100,000 shares of Common Stock at a price of $1.95 per share. The shares vest ratably over 36 months and the warrant is exercisable for ten years. Prior to joining the Company, Winspear Investments LLC, which is jointly owned by Mr. Winspear and his wife, performed consulting services for the Company and received 48,000 and 100,000 shares of stock as compensation for such services in 2020 and 2021, respectively.

Charles Smith was appointed to serve as our Chief Technology Officer on November 29, 2021. Mr. Smith’s salary is $180,000 per year. Mr. Smith was granted an option to purchase 50,000 shares of Common Stock at a price of $3.42 per share. The option vests monthly over 36 months and is exercisable for ten years. Prior to joining the Company Cypheon Solutions Inc., which is 100% owned by Mr. Smith, performed consulting services for the Company and was paid $183,062 during 2021.

Employment Agreements

The Company has not entered into any other employment agreement or consulting agreement with any Named Executive or director of the Company providing for compensation and all serve at the discretion of our Board.

Compensation of Directors

Prior to 2021, we did not pay compensation to Company directors for their service on our Board. Our non-employee directors are currently paid an annual cash retainer of, or equity incentives valued at, $30,000 per year and receive an option grant of 5,000 shares of our common stock. Officers do not receive additional compensation for serving as directors.

The following table sets forth certain information with respect to the compensation paid to our non-employee directors, excluding reasonable travel expenses, for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Andrew Malloy (1) (2)	30,000	0	4,792	0	0	34,792
Ray Balestri (1)	0	30,000	4,792	0	0	34,792
Dalya Sulaiman (1)	30,000	0	4,792	0	0	34,792

(1)

Non-employee directors receive an annual retainer of $30,000 payable in cash or stock. Mr. Malloy and Ms. Sulaiman were in paid in cash and Mr. Balestri received a grant of 29,412 shares that vest over one year. Non-employee directors also receive an option to purchase 5,000 shares of Common Stock which vests over one year.

(2)	Mr. Malloy resigned as a director on January 26, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the aggregate number of shares subject to outstanding equity awards held by our non-employee directors as of December 31, 2022.

Name	Grant date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested ($)
Andrew Malloy (1)	9-11-20219-11-2022	3,750	$1,125
Ray Balestri	9-11-20219-11-2022	33,162	$9,949
Dalya Sulaiman (1)	9-11-20219-11-2022	3,750	$1,125

(1) Based on options for 5,000 shares granted to Mr. Malloy and Ms. Sulaiman which vest over twelve months and a market price of $0.30 on December 31, 2022.

(2) Based on an option for 5,000 shares and a restricted stock of 29,412 shares granted to Mr. Balestri which vest over twelve months and a market price of $0.30 on December 30, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan

On August 4, 2021, our Board of Directors and our stockholders approved the adoption of the 2021 Stock Incentive Plan (the “2021 Plan”) and it became effective August 31, 2021. We amended the 2021 Plan effective October 6, 2022 to increase the number of shares available for issuance from 750,000 to 1,250,000 and again on February 6, 2023 to increase the number of shares available for issuance from 1,250,000 to 2,450,000. Participation in the 2021 Plan will continue until all of the benefits to which the participants are entitled have been paid in full. The following table sets forth our equity compensation 2021 plan information as of December 31, 2022.

Plan	Number of securities to be issued upon exercise of outstanding options and rights (1)	Weighted- average exercise price of outstanding options and rights (1)	Number of securities remaining available for issuance under equity compensation plans
2021 Stock Incentive Plan	654,500	$2.91	524,040
Total	654,500	$2.91	524,040

(1) Excludes restricted stock grants for 65,412 shares under the 2021 Plan. Because there is no exercise price associated with the restricted stock grants, such shares are not included in the weighted-average price calculation.

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series A Preferred Stock as of April 11, 2023, unless otherwise indicated, by: (1) each person known to us to be the beneficial owner of more than 5% of each class of our capital stock; (2) each director of the Company; (3) the Company’s current named executive officers and (4) all current directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 3,145,786 shares of Common Stock and 3,269,998 shares of Series A Preferred Stock outstanding as of April 11, 2023. All Common Stock amounts have been adjusted for the 1 for 4 reverse stock split effected on April 10, 2023. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.

*Less than 1%

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock

As Individuals	Gust Kepler (2)	583,209	18.5%

	Eric Pharis	197,904	6.3%

	Robert Winspear (3)	57,139	1.	8%

	Charles Smith (4)	42,570	1.	4%

	Ray Balestri (5)(7)	29,966	1.	3%

	Dalya Sulaiman (5)	42,395	*
	Keller Reid (6)	1,082	*

As a Group	Executive Officers and Directors as a group (7 persons)	954,265	30.3%

	David Kyle	208,334	6.1	7%

	Stephen Chiang 8 Kitchener Link City Square Residences #21-14 Singapore 207226	250,000	8.0%

Series A Preferred Stock
As a Group	Officers and Directors (1 person)	3,269,998	100%

As Individuals	Gust Kepler	3,269,998	100%

*Less than 1%

(1) Beneficial ownership is calculated in accordance with the rules of the SEC in accordance with Rule 13d-3(d)(1) of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days following April 14, 2023 are deemed outstanding. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 192 shares owned by Judy Children Inheritance Trust for which Mr. Kepler serves as trustee. Excludes 3,269,998 shares of Series A Preferred Stock held by Mr. Kepler (separately noted in the table) which may be converted on a 5-for-1 share ratio (for a total of 653,999 shares of common stock) based upon the Company’s current market capitalization and the limitations provided for in our Conversion Agreement with Mr. Kepler. Each share of Series A Preferred Stock held by Mr. Kepler is entitled to 100 votes on all stockholder matters, and along with the common stock held by Mr. Kepler collectively represents approximately 60.1% of our issued and outstanding capital stock and approximately 99.2% of the voting power of our stockholders.

(3) Includes 37,000 shares owned by Winspear Investments LLC which is 100% owned by Mr. Winspear and his wife, and 6,250 shares owned by ACM Winspear Investments L.P. of which Mr. Winspear is general partner. Also includes 13,889 shares underlying a warrant exercisable by Mr. Winspear for 100,000 shares that vest over 36 months.

(4) Includes 36,667 shares owned by Cyfeon Solutions Inc which is controlled by Mr. Smith and 5,903 shares underlying an option granted to Mr. Smith to purchase 12,500 shares which vest over 36 months.

(5) Includes 2,188 shares underlying options that are exercisable within 60 days of the date of this Annual Report resulting from an option granted to Mr. Balestri and Ms. Sulaiman to purchase 2,500 shares of Common Stock under the 2021 Plan which vest ratably over twelve months. and 1,250 shares underlying an option exercisable within 60 days of April 6, 2023

(6) Includes 313 shares underlying an option that is exercisable within 60 days of the date of this Annual Report resulting from an option to purchase 1,250 shares of Common Stock under the 2021 Plan which vest ratably over twelve months

(7) Includes 12,500 shares held by Balestri Family Investments LP, 7,353 shares of restricted stock granted in lieu of the retainer for non-employee directors that becomes unrestricted within 60 days and 5,092 shares held by Mr. Balestri for his minor children.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

The Company did not have any transactions with related parties during 2022.

Director Independence

Our common stock is listed on the Nasdaq Capital Market. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.

In order to be considered independent for purposes of Rule 10A-3 and Rule 10C-1, a member of an audit committee or compensation committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that each of Messrs. Keller Reid and Ray Balestri and Ms. Dalya Sulaiman representing three of our five directors, are considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Item 14.	Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following table sets forth aggregate fees billed to the Company for professional services by our independent registered public accounting firm, Turner, Stone & Company, L.L.P. for the fiscal years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees (1)	$55,968	$72,565
Audit-Related Fees (2)	---	---
Tax Fees (3)	5,000	3,750
All Other Fees	---	---
Total Fees	60,968	76,315

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

Audit Committee Pre-Approval

Our Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for us by our independent auditor, including the fees and terms thereof. All of the services described above were approved by our Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

The following documents are filed as part of this l Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits [update]

The following exhibits are filed with this Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
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

3.4

Certificate of Amendment to Articles of Incorporation dated effective as of July 15, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2019)

3.5

Amended and Restated Bylaws of Blackboxstocks, Inc. adopted and effective on April 18, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2022)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2020)
4.2	Form of Warrant for the Purchase of Common Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2019)
4.3

Blackboxstocks, Inc. 2021 Stock Incentive Plan (amended and restated effective as of February 6, 2023) (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on December 29, 2022)

4.4	Common Stock Purchase Warrant issued to Alexander Capital, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2021)

10.1

Second Amendment to Office Lease dated September 19, 2017 between Teachers Insurance and Annuity Association of America and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Commission on April 17, 2018).

10.2

Loan Agreement dated November 12, 2020 between FPV Servicing LLC and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2020)

10.3

Note dated November 12, 2020 payable to Feenix Venture Partners Opportunity Fund II LP (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2020)

10.4

Security Agreement dated November 12, 2020 between FPV Servicing LLC and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2020)

10.5

Underwriting Agreement by and between Blackboxstocks, Inc. and Alexander Capital, L.P., dated November 9, 2021 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2021)

10.6	Conversion Rights Agreement dated effective as of October 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2021)
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

Item 16.	Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2023	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Director

Date: April 14, 2023	By:	/s/ Robert Winspear
Robert Winspear
Chief Financial Officer, Secretary and Director

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities set forth opposite their names and on April 14, 2023.

Name	Title

/s/ Gust Kepler	President, Chief Executive Officer and Director
Gust Kepler	(Principal Executive Officer)

/s/ Robert Winspear	Chief Financial Officer, Secretary and Director
Robert Winspear	(Principal Accounting and Financial Officer)

/s/ Ray Balestri	Director
Ray Balestri

/s/ Keller Reid	Director
Keller Reid

/s/ Dalya Sulaiman	Director
Dalya Sulaiman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Blackboxstocks Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blackboxstocks Inc. as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Blackboxstocks Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a loss of cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Blackboxstocks Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Blackboxstocks Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as Blackboxstocks Inc.’s auditor since 2015.

Dallas, Texas

April 14, 2023

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

Blackboxstocks Inc.

Balance Sheets

December 31, 2022 and 2021

	December 31,
	2022	2021

Assets
Current assets:
Cash	$425,578	$2,426,497
Accounts receivable, net of allowance for doubtful accounts of $68,589 at December 31, 2022 and 2021, respectively	59,613	18,585
Inventory	15,464	13,567
Marketable securities	3,216,280	8,015,882
Prepaid expenses and other current assets	190,120	227,440
Total current assets	3,907,055	10,701,971

Property and equipment:
Office, computer and related equipment, net of depreciation of $104,410 and $81,682 at December 31, 2022 and 2021, respectively	93,086	49,873
Right of use lease, net of amortization of $213,459 and $150,829 at December 31, 2022 and 2021, respectively	335,640	398,270
Total property and equipment	428,726	448,143

Total assets	$4,335,781	$11,150,114

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$730,099	$585,615
Accrued interest	1,613	6,544
Unearned subscriptions	1,022,428	1,302,036
Lease liability right of use, current	70,002	62,630
Senior secured note payable, net of debt issuance costs of $-0- and $46,597 at December 31, 2022 and 2021, respectively (Note 8)	-	943,403
Note payable, current portion (Note 8)	28,733	28,448
Total current liabilities	1,852,875	2,928,676

Long term liabilities:
Note payable (Note 8)	39,614	68,347
Lease liability right of use, long term	265,639	335,641
Total long term liabilities	305,253	403,988

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at December 31, 2022 and 2021, respectively	3,270	3,270
Common stock, $0.001 par value, 100,000,000 shares authorized: 13,191,707 and 13,099,272 issued and outstanding at December 31, 2022 and 2021, respectively	13,192	13,099
Common stock payable	23,340	15,000
Treasury stock	(1,102,375)	-
Additional paid in capital	18,060,662	17,586,635
Accumulated deficit	(14,820,436)	(9,800,554)
Total stockholders' equity	2,177,653	7,817,450

Total liabilities and stockholders' equity	$4,335,781	$11,150,114

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Operations

For the years ended December 31, 2022 and 2021

	December 31,
	2022	2021
Revenue:
Subscriptions	$4,927,002	$6,087,081
Other revenues	32,107	25,243
Total revenues	4,959,109	6,112,324

Cost of revenues	2,080,879	1,851,355

Gross margin	2,878,230	4,260,969

Operating expenses:
Software development costs	1,203,140	642,872
Selling, general and administrative	4,729,686	4,625,333
Advertising and marketing	1,468,702	1,250,882
Depreciation and amortization	22,728	19,721
Total operating expenses	7,424,256	6,538,808

Operating loss	(4,546,026)	(2,277,839)

Other (income) expense:
Interest expense	98,541	135,492
Amortization of debt discount and issuance costs	46,597	247,522
Gain on forgiveness of note payable	-	(33,405)
Investment (income) loss	328,718	(11,712)
Total other (income) expense	473,856	337,897

Loss before income taxes	(5,019,882)	(2,615,736)

Income taxes	-	-

Net loss	$(5,019,882)	$(2,615,736)

Weighted average number of common shares outstanding - basic and diluted	13,186,236	9,644,973

Net loss per share - basic and diluted	$(0.38)	$(0.27)

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2022 and 2021

							Common	Common		Additional
	Preferred Stock		Series A		Common Stock		Stock	Stock	Treasury	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2020	-	$-	5,000,000	$5,000	8,410,386	$8,410	$12,500	$-	$-	$5,401,154	$(7,184,818)	$(1,757,754)

Issuance of shares and warrants for cash, net of fees	-	-	-	-	2,470,772	2,471	-	-	-	10,655,449	-	10,657,920

Issuance of subscribed shares	-	-	-	-	6,411	6	(12,500)	-	-	12,494	-	-

Issuance of shares in settlement of liabilities	-	-	-	-	92,308	93	-	-	-	179,907	-	180,000

Issuance of shares for services	-	-	-	-	175,000	175	-	-	-	668,325	-	668,500

Issuance of shares from conversion of Series A preferred shares	-	-	(1,730,002)	(1,730)	1,730,002	1,730	-	-	-	-	-	-

Common stock payable for compensation	-	-	-	-	-	-	-	15,000	-	-	-	15,000

Issuance of shares for cashless exercise of warrants	-	-	-	-	214,393	214	-	-	-	(214)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	165,431	-	165,431

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	504,089	-	504,089

Net loss	-	-	-	-	-	-	-	-	-	-	(2,615,736)	(2,615,736)

Balances, December 31, 2021	-	$-	3,269,998	$3,270	13,099,272	$13,099	$-	$15,000	$-	$17,586,635	$(9,800,554)	$7,817,450

Purchase of treasury stock	-	-	-	-	-	-	-	-	(1,102,375)	-	-	(1,102,375)

Cashless exercise of warrants	-	-	-	-	86,387	87	-	-	-	(87)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	127,520	-	127,520

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	316,600	-	316,600

Common stock payable for compensation	-	-	-	-	-	-	-	38,340	-	-	-	38,340

Common stock issued for common stock payable	-	-	-	-	6,048	6	-	(30,000)	-	29,994	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(5,019,882)	(5,019,882)

Balances, December 31, 2022	-	$-	3,269,998	$3,270	13,191,707	$13,192	$-	$23,340	$(1,102,375)	$18,060,662	$(14,820,436)	$2,177,653

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Cash Flows

For the years ended December 31, 2022 and 2021

	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,019,882)	$(2,615,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,728	19,721
Amortization of note discount and issuance costs	46,597	247,522
Shares issued in settlement of services	-	668,500
Stock based compensation	482,460	684,520
Gain on forgiveness of note payable	-	(33,405)
Right of use lease	-	(4,365)
Investment (income) loss	328,718	(11,712)
Changes in operating assets and liabilities:
Accounts receivable	(41,028)	(595)
Inventory	(1,897)	4,094
Prepaid expenses and other current assets	37,320	(182,797)
Prepaid expenses, related party	-	36,700
Accounts payable	144,484	233,070
Accrued interest	(4,931)	(3,881)
Unearned subscriptions	(279,608)	285,879
Net cash used in operating activities	(4,285,039)	(672,485)

Cash flows from investing activities:
Purchase of property and equipment	(65,941)	(63,912)
Purchase of marketable securities	(25,537,164)	(8,004,170)
Sale of marketable securities	30,008,048	-
Net cash provided by (used in) investing activities	4,404,943	(8,068,082)

Cash flows from financing activities:
Common stock issued for cash	-	10,657,920
Purchase of treasury stock	(1,102,375)	-
Principal payments on senior secured note payable	(990,000)	(10,000)
Principal payments on notes payable	(28,448)	(1,405)
Principal payments on convertible notes payable	-	(451,417)
Principal payments on notes payable, related parties	-	(859)
Net cash provided by (used in) financing activities	(2,120,823)	10,194,239

Net increase (decrease) in cash	(2,000,919)	1,453,672
Cash - beginning of year	2,426,497	972,825
Cash - end of year	$425,578	$2,426,497

Supplemental disclosures:
Interest paid	$103,473	$139,373
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Cashless exercise of warrants	$87	$-
Common stock issued for common stock payable	$30,000	$-
Common stock issued in settlement of accrued liabilities	$-	$180,000

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Notes to Financial Statements

For the Years Ended December 31, 2022 and 2021

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

The Company changed its name to Blackboxstocks, Inc. and began operating as a financial technology and social media platform in March 2016. The platform offers real-time proprietary analytics and news for stock and options traders of all levels. The Company believes its web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. The software continuously scans the NASDAQ, New York Stock Exchange, CBOE, and other options markets, analyzing over 10,000 stocks and up to 1,500,000 options contracts multiple times per second. The Company also provides users with a fully interactive social media platform that is integrated into our dashboard, enabling users to exchange information and ideas quickly and efficiently through a common network. Recently, the Company also introduced a live audio/video feature that allows members to broadcast on their own channels to share trade strategies and market insight within the community. The platform was initially made available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through the Company website at https://blackboxstocks.com.

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

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2022, the Company incurred an operating loss of $4,546,026 and a net loss of $5,019,882 as compared to an operating loss of $2,277,839 and net loss of $2,615,736 for the prior year. Cash flows from operations were $(4,285,039) and $(672,485) for 2022 and 2021 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition to the operating initiatives, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms.

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

Recently Issued Accounting Pronouncements. During the year ended December 31, 2022, there were several new accounting pronouncements issued by the FASB. Each of the other pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

The Company had total potential additional dilutive securities outstanding at December 31, 2022 and 2021, as follows.

	December 31,	December 31,
	2022	2021
Series A Convertible Preferred Shares	3,269,998	3,269,998
Conversion rate	0.2	0.2
Common shares after conversion	654,000	654,000
Option shares	670,242	675,833
Warrant shares	438,336	558,336

Share-Based Payment. All share based payments to employees, directors, and contractors including grants of stock options, restricted shares or warrants, are recognized in the statement of operations based on their fair values at the time of grant in accordance with ASC Topic 718, Compensation - Stock Compensation.

Revenue Recognition. The Company operates under a software as a service (SaaS) model whereby we sell monthly and annual subscriptions allowing subscribers access to our platform. We recognize revenue over the subscription period (either monthly or annual) and record cash received but not yet earned as deferred revenue on our balance sheet.

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

Advertising Expenses. The Company accounts for its advertising and marketing expenses in accordance with ASC 720-35-50 and expenses all costs as incurred including direct expenses of advertisement placement as well as the cost of producing or creating the advertisement.

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

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The Company’s marketable securities are highly liquid and are quoted on major exchanges and are therefore classified as Level 1 securities.

The following table summarizes the Company’s assets that were measured and recognized at fair value as of December 31, 2022 and 2021:

	Level 1	Level 2	Level 3	Total
Balance at January 1, 2021	$-	$-	$-	$-
Purchases	8,004,170	-	-	8,004,170
Sales	-	-	-	-
Change in fair value	11,712	-	-	11,712
Balance at December 31, 2021	$8,015,882	$-	$-	$8,015,882
Purchases	25,537,164	-	-	25,537,164
Sales	(30,008,048)	-	-	(30,008,048)
Change in fair value	(328,718)	-	-	(328,718)
Balance at December 31, 2022	$3,216,280	$-	$-	$3,216,280

The Company has exposure to market risk associated with its investments. The Company’s investments primarily consist of mutual funds that have underlying investments of short-term debt, commercial paper and U.S. Treasury securities. Although the underlying securities are typically investment grade with minimal risk of default, the current value of the portfolio is subject to increases or decreases based upon changes in the interest rate environment. During 2022, the Federal Reserve increased interest rates seven times by a combined total of 4.25%. These increases in interest rates were the primary factor in the Company’s investment loss of $328,728 for the year ended December 31, 2022. In order to mitigate the interest rate risk, the Company is able to sell its investment position and purchase either investments with shorter term duration or cash equivalents. In addition to its mutual fund investments, the Company also has a small account with less than $100,000 in value that is used for trading strategies under the Blackbox System or in development or test scenarios. These investments are generally large cap equity securities that are purchased and sold in the same day. Due to the nature of the trading activity these investments are subject to short term company specific and market specific risks.

4. Stockholders’ Equity

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes. During 2021, 1,730,002 shares of the Series A Convertible Preferred Stock were converted into Common Stock. All shares of the Series A Convertible Preferred are held by Gust Kepler, the Company’s Chairman and Chief Executive Officer (“Mr. Kepler”). The Company and Mr. Kepler entered into Conversion Rights Agreement dated effective as of October 14, 2021, limiting the rights of the holder(s) of our outstanding shares of Series A Convertible Preferred Stock to convert such shares into Common Stock on a one-for one basis. Pursuant to the terms of the Conversion Rights Agreement, the Designation Conversion Rights are limited and exercisable based upon the Company reaching the following Market Capitalization thresholds, measured on the last day of each calendar quarter:

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

During the year ended December 31, 2021, the Company exchanged a liability of $180,000 for the purchase of a Simple Agreement for Future Tokens into 92,308 shares of common stock at $1.95 per share .

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

During the year ended December 31, 2021, the Company issued 214,393 shares of common stock to third parties for the cashless exercise of 249,949 warrants (Note 5).

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

During January 2022, 86,387 shares of common stock were issued for the cashless exercise of a warrant for the purchase of 120,000 shares (Note 5).

On January 7, 2022, the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s common stock. As of December 31, 2022, the Company has repurchased 687,761 shares for an aggregate purchase price of $1,102,375. The Company extended the stock repurchase plan to terminate on December 31, 2023 or when the $2,500,000 authorized has been fully utilized.

On August 11, 2022, the Company entered into a services agreement whereby a third-party service provider would receive 36,000 shares of common stock vesting monthly over 12 months. As of December 31, 2022, 12,000 of the shares have vested and are included in common stock payable.

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

On November 9, 2021, as part of the Underwriting Agreement (Note 4), the Company issued a warrant to purchase up to 144,000 shares of common stock exercisable for a five-year period at an exercise price of $6.25 per share.

The following table presents the Company’s warrants as of December 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2020	479,554	$1.24	4.34
Issued	328,731	$3.77	7.01
Exercised	(249,949)	$1.04	3.77
Warrants as of December 31, 2021	558,336	$3.28	5.09
Issued	-	$-	-
Exercised	(120,000)	$1.00	3.28
Warrants as of December 31, 2022	438,336	$3.31	4.53

At December 31, 2022, warrants for the purchase of 382,782 shares were vested and warrants for the purchase of 55,554 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $212,536 as they vest.

6. Incentive Stock Plan

On August 4, 2021, our Board of Directors created and our stockholders approved the 2021 Blackboxstocks, Inc. Incentive Stock Plan (the “2021 Plan”) which became effective August 31, 2021. Effective October 7, 2022 the Company’s Stockholders approved an amendment and restatement of the 2021 Plan to increase the numbers of issuable shares from 750,000 to 1,250,000. The 2021 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors.

During the period ended December 31, 2021, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; a risk-free interest rate of 1.30%, expected volatility of 50% based on the volatility of comparable publicly traded entities, various exercise prices, and terms of 10 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

During the period ended December 31, 2022, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 2.72% to 3.37%, expected volatility ranging from 110% to 127% based on the volatility of the Company’s common stock, various exercise prices, and terms of 10 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

During September 2021, 6,048 shares of restricted common stock were granted with 25% vesting at issuance and the remaining shares vesting quarterly over nine months. As of December 31, 2021, 3,024 of the restricted common stock shares had vested and are included in common stock payable. As of December 31, 2022, all 6,048 of the restricted common shares have vested and been issued.

During September 2022, 29,412 shares of restricted common stock were granted with 25% vesting quarterly over twelve months. As of December 31, 2022, 14,706 shares of the restricted common stock shares have vested.

The following table presents the Company’s options as of December 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2020	-	$-	-
Issued	682,500	$3.07	10.00
Forfeited	(6,667)	$2.99	9.69
Exercised	-	$-	-
Options as of December 31, 2021	675,833	$3.07	9.69
Issued	82,000	$1.77	10.00
Forfeited	(87,591)	$3.02	9.10
Exercised	-	$-	-
Options as of December 31, 2022	670,242	$2.92	8.78

At December 31, 2022, options to purchase 343,840 shares were vested and options to purchase 326,402 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $464,232 as they vest.

7. Related Party Transactions

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

During the year ended December 31, 2021, Cyfeon Solutions Inc. provided services related to the development and management of the Company’s software platform totaling $183,062. Cyfeon Solutions Inc. is owned by Brandon Smith, who was appointed as our Chief Technology Officer in December 2021. There was an outstanding payable due to Cyfeon Solutions Inc. of $15,000 at December 31, 2021, which was paid during the year ended December 31, 2022.

The Company entered into Conversion Rights Agreement dated effective as of October 14, 2021, with Mr. Kepler. The Conversion Agreement limits the rights of the holder(s) of our outstanding shares of Series A Preferred Stock to convert such shares into Common Stock (Note 4).

8. Debt

Notes Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company was awarded a loan of $130,200. The loan carries an interest rate of 1% an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of December 31, 2022, the unpaid balance of the note totaled $68,347.

On November 12, 2020, the Company executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC (“FVP”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company also entered into an agreement with an affiliate of FVP to provide certain credit and debit card processing services for the Company, which services will continue for a period of one year after the loan is repaid and contains a right of first refusal to continue to provide such services in the future subject to certain limitations. Mr. Kepler executed a guaranty in favor of FVP in connection with the loan. Proceeds from the loan were used to repay the existing senior secured loan balance of $100,000 along with accrued interest, certain outstanding trade payables in the amount of $133,880 and for general working capital purposes. In addition, the Company granted the Lender a security interest in substantially all of its assets. As of December 31, 2021, the unpaid balance of the note totaled $990,000. The note was repaid in full during November 2022.

On March 9, 2022 the Company and FVP amended the Loan Agreement to change the Debt Service Coverage Ratio measurement date from the quarter ended December 31, 2021 to the quarter ended September 30, 2022, the effect of which was to cure what would otherwise have caused a breach of the Debt Service Coverage Ratio for the quarter ended December 31, 2021.

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

The Company records rent expense associated with this lease on a straight-line basis in conjunction with the terms of the underlying lease. During the years ended December 31, 2022 and 2021, the Company’s office rental expenses totaled approximately $103,00 and $77,000, respectively.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2023	$87,934
2024	89,948
2025	91,122
2026	93,136
2027	95,150
Thereafter	72,495
Total remaining lease payments	$529,785
Less: imputed interest	(194,144)
Present Value of remaining lease payments	$335,641

Current	$70,002
Noncurrent	$265,639

Weighted-average remaining lease term (years)	4.36
Weighted-average discount rate	10.00%

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

During the years ended December 31, 2022 and 2021, a reconciliation of income tax expense at the statutory rate of 21% to income tax expense at the Company’s effective tax rate is as follows:

	2022	2021
Income tax benefit at statutory rate	$1,063,000	$549,000
Temporary differences	-	-
Permanent differences	(115,000)	(146,000)
Valuation allowance	(948,000)	(403,000)
Provision for federal income taxes	$-	$-

At December 31, 2022, the Company had approximately $11,542,654 of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carryforward have been fully offset by a valuation allowance. These losses may be used to offset future taxable income and, if not fully utilized, begin to expire in the year 2038.

11. Subsequent Events

On February 6, 2023 the Company’s stockholders approved the amendment and restatement the 2021 Plan to increase the number of shares available for issuance from 1,250,000 to 2,450,000 shares.

On March 16, 2023 the Company purchased 1,130,002 shares of Common Stock from Mr. Kepler at a price of $0.07 per share. The purchase of these shares was done in lieu of Mr. Kepler in order to reduce Mr. Kepler’s cash bonus for 2022. As a result, the Company has recorded $79,100 as a current asset on the accompanying balance sheet as of December 31, 2022. These shares from Mr. Kepler were subsequently retired and added back to authorized but unissued shares. In February of 2023, the Company also retired 687,761 shares of Common Stock acquired pursuant to its stock repurchase plan.

On April 10, 2023, the Company filed an Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to effect the Reverse Stock Split at a Split Ratio of one-for-four. The Amendment took effect April 10, 2023 at 4:01 p.m. Eastern Daylight Time (the “Effective Time”) and the Company’s Common Stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on April 11, 2023 under the Company’s existing symbol “BLBX.”

There was no change in the par value of our Common Stock or Preferred Stock.

As a result of the Reverse Stock Split, every 4 shares of the Company’s Common Stock issued and outstanding immediately prior to the Effective Time was consolidated into one issued and outstanding share. In addition, proportionate adjustments were made to the exercise prices of the Company’s outstanding stock options and warrants and to the number of shares issued and issuable under the Company’s existing stock incentive plans.