Form 10-Q
period 2023-03-31
BLACKBOXSTOCKS INC.
filed 2023-05-15
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 726-9203
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

=Securities registered pursuant to Section 12(b) of the Act:

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

The number of shares outstanding of the registrant’s Common Stock as of May 12, 2023 was 3,154,303.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of March 31, 2023 and December 31, 2022

(Unaudited)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash	$249,818	$425,578
Accounts receivable, net of allowance for doubtful accounts of $68,589 at March 31, 2023 and December 31, 2022, respectively	219,708	59,613
Inventory	15,464	15,464
Marketable securities	2,180,590	3,216,280
Prepaid expenses and other current assets	128,460	190,120
Total current assets	2,794,040	3,907,055

Property and equipment:
Office, computer and related equipment, net of depreciation of $114,928 and $104,410 at March 31, 2023 and December 31, 2022, respectively	82,568	93,086
Right of use lease, net of amortization of $231,346 and $213,459 at March 31, 2023 and December 31, 2022, respectively	317,753	335,640
Total property and equipment	400,321	428,726

Total assets	$3,194,361	$4,335,781

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$974,843	$730,099
Accrued interest	1,613	1,613
Unearned subscriptions	872,649	1,022,428
Lease liability right of use, current	68,683	70,002
Note payable, current portion (Note 8)	28,805	28,733
Total current liabilities	1,946,593	1,852,875

Long term liabilities:
Note payable (Note 8)	32,386	39,614
Lease liability right of use, long term	249,071	265,639
Total long term liabilities	281,457	305,253

Commitments and contingencies (Note 9)

Stockholders' equity (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,270	3,270
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,125,987 and 3,297,927 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,126	3,298
Common stock payable	42,720	23,340
Treasury stock	-	(1,102,375)
Additional paid in capital	17,637,999	18,070,556
Accumulated deficit	(16,720,804)	(14,820,436)
Total stockholders' equity	966,311	2,177,653

Total liabilities and stockholders' equity	$3,194,361	$4,335,781

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Revenue:
Subscriptions	$854,990	$1,270,930
Other revenues	4,014	1,556
Total revenues	859,004	1,272,486

Cost of revenues	447,631	579,962

Gross margin	411,373	692,524

Operating expenses:
Software development costs	355,044	184,884
Selling, general and administrative	1,777,634	1,224,723
Advertising and marketing	214,981	298,796
Depreciation and amortization	10,518	5,275
Total operating expenses	2,358,177	1,713,678

Operating loss	(1,946,804)	(1,021,154)

Other (income) expense:
Interest expense	165	29,243
Amortization of debt discount and issuance costs	-	13,314
Investment (income) loss	(46,601)	178,732
Total other (income) expense	(46,436)	221,289

Loss before income taxes	(1,900,368)	(1,242,443)

Income Taxes	-	-

Net loss	(1,900,368)	(1,242,443)

Weighted average number of common shares outstanding – basic and diluted	3,304,620	3,295,455
Net loss per share – basic and diluted	$(0.58)	$(0.38)

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Series A		Common Stock		Common Stock	Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2021	-	$-	3,269,998	$3,270	3,274,818	$3,275	$15,000	$-	$17,596,459	$(9,800,554)	$7,817,450

Purchase of treasury stock	-	-	-	-	-	-	-	(859,612)	-	-	(859,612)

Cashless exercise of warrants	-	-	-	-	21,597	21	-	-	(21)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	31,880	-	31,880

Issuance of options for compensation	-	-	-	-	-	-	-	-	82,653	-	82,653

Common stock payable for compensation	-	-	-	-	-	-	7,500	-	-	-	7,500

Net loss	-	-	-	-	-	-	-	-	-	(1,242,443)	(1,242,443)

Balances, March 31, 2022	-	$-	3,269,998	$3,270	3,296,415	$3,296	$22,500	$(859,612)	$17,710,971	$(11,042,997)	$5,837,428

Balances, December 31, 2022	-	$-	3,269,998	$3,270	3,294,927	$3,928	$23,340	$(1,102,375)	$18,070,556	$(14,820,436)	$2,177,653

Purchase of treasury stock	-	-	-	-	-	-	-	(79,100)	-	-	(79,100)

Retirement of treasury stock	-	-	-	-	(454,441)	(454)	-	1,181,475	(1,181,021)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	31,880	-	31,880

Issuance of options for compensation	-	-	-	-	-	-	-	-	61,464	-	61,464

Issuance of stock for compensation	-	-	-	-	282,501	282	-	-	655,120	-	655,402

Common stock payable for compensation	-	-	-	-	-	-	19,380	-	-	-	19,380

Net loss	-	-	-	-	-	-	-	-	-	(1,900,368)	(1,900,368)

Balances, March 31, 2023	-	$-	3,269,998	$3,270	3,125,987	$3,126	$42,720	$-	$17,637,999	$(16,720,804)	$966,311

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,900,368)	$(1,242,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,518	5,275
Amortization of note discount and issuance costs	-	13,314
Stock based compensation	768,126	122,033
Investment (income) loss	(46,601)	178,732
Changes in operating assets and liabilities:
Accounts receivable	(160,095)	7,511
Inventory	-	(495)
Prepaid expenses and other current assets	(17,440)	131,849
Accounts payable	244,744	115,371
Accrued interest	-	-
Unearned subscriptions	(149,779)	(124,335)
Net cash used in operating activities	(1,250,895)	(793,188)

Cash flows from investing activities:
Purchase of marketable securities	(889,018)	(9,855,275)
Sale of marketable securities	1,971,309	9,770,181
Net cash provided by (used in) investing activities	1,082,291	(85,094)

Cash flows from financing activities:
Principal payments on senior secured note payable	-	(30,000)
Principal payments on notes payable	(7,156)	(7,085)
Purchase of treasury stock	-	(859,612)
Net cash used in financing activities	(7,156)	(896,697)

Net decrease in cash	$(175,760)	$(1,774,979)
Cash - beginning of period	425,578	2,426,497
Cash - end of period	$249,818	$651,518

Supplemental disclosures:
Interest paid	$165	$29,243
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Treasury stock purchased with other assets	$79,100	$-
Retirement of treasury stock	$1,181,475	$-

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2023 and 2022

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

2. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2023. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the three months ended March 31, 2023, the Company incurred an operating loss of $1,946,804 and a net loss of $1,900,368. In addition, for the year ended December 31, 2022, the Company incurred an operating loss of $4,546,026 and a net loss of $5,019,882. Cash flows used in operations totaled $1,250,895 for the three months ended March 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.. Management has implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition to the operating initiatives, the Company has entered into a non-binding letter of intent to undertake a merger transaction with Evtec Group Limited, Evtec Aluminium Limited and Evtec Automotive Limited (collectively “Evtec”). Evtec is a supplier of proprietary parts for leading Luxury, Performance, and Electric Vehicle “EV” brands including Jaguar Land Rover, Aston Martin, and Ford, among many others. The Company intends to acquire Evtec by issuing common shares sufficient to give Evtec approximately 91.6% of the total post-merger common shares outstanding via a reverse merger. Evtec has substantially larger operations and anticipates revenue of approximately $119 million for its fiscal year ended March 31, 2024. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs. There can be no assurance that the Company operational changes will impact its cash flow, whether or not it will be able to complete the proposed Evtec transaction and if that transaction will provide sufficient cash flow or capital to meet the Company’s needs or if it will be able to raise additional capital or on what terms.

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

Recently Issued Accounting Pronouncements. During the three months ended March 31, 2023, there were no new accounting pronouncements issued that management believes the adoption of which will have a material impact on the Company’s financial statements. During the three months ended March 31, 2023, there were no new accounting pronouncements issued that management believes the adoption of which will have a material impact on the Company’s financial statements.

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

The Company had total potential additional dilutive securities outstanding at March 31, 2023, as follows.

March 31,
2023
Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Option shares	156,542
Warrant shares	109,584

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

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The Company’s marketable securities are highly liquid and are quoted on major exchanges and are therefore classified as Level 1 securities.

The following table summarizes the Company’s assets that were measured and recognized at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2022	$3,216,280	$-	$-	$3,216,280
Purchases	889,018	-	-	889,018
Sales	(1,971,309)	-	-	(1,971,309)
Change in fair value	46,601	-	-	46,601
Balance at March 31, 2023	$2,180,590	$-	$-	$2,180,590

4. Stockholders’ Equity

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock (the “Series A Stock”) rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes. During 2021, 1,730,002 shares of the Series A Stock were converted into 432,501 shares of Common Stock. All currently issued and outstanding shares of the Series A Stock are held by Gust Kepler, the Company’s Chairman and Chief Executive Officer (“Mr. Kepler”). The Company and Mr. Kepler entered into Conversion Rights Agreement dated effective as of October 14, 2021, limiting the rights of the holder(s) of our outstanding shares of Series A Stock to convert such shares into Common Stock on a one-for one basis. Pursuant to the terms of the Conversion Rights Agreement, the Designation Conversion Rights are limited and exercisable based upon the Company reaching the following Market Capitalization thresholds, measured on the last day of each calendar quarter:

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

On August 11, 2022, the Company entered into a services agreement whereby a third-party service provider would receive 9,000 shares of common stock vesting monthly over 12 months. As of March 31, 2023, 5,250 of the shares have vested and are included in common stock payable.

In February of 2023, the Company retired 171,940 shares of Common Stock acquired pursuant to its stock repurchase plan. In March of 2023, the Company acquired 282,501 shares of its common stock from Mr. Kepler at a price of $0.28 per share and then retired these shares returning them to authorized but unissued shares (See Note 7.).

On April 10, 2023, the Company filed an Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to effect the Reverse Stock Split at a Split Ratio of one-for-four. The Amendment took effect April 10, 2023 and the Company’s Common Stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on April 11, 2023 under the Company’s existing symbol “BLBX.” (see Note 7)

There was no change in the par value of our Common Stock or Preferred Stock.

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

The impact of the reverse stock split has been retroactively applied to these financial statements.

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2022	109,584	$13.24	4.53
Issued	-	$-	-
Exercised	-	$-	-
Warrants as of March 31, 2023	109,584	$13.24	4.28

At March 31, 2023, warrants for the purchase of 97,779 shares were vested and warrants for the purchase of 13,889 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $180,656 as they vest.

6. Incentive Stock Plan

On August 4, 2021, our Board of Directors created and our stockholders approved the 2021 Blackboxstocks, Inc. Incentive Stock Plan (the “2021 Plan”) which became effective August 31, 2021. Effective October 7, 2022, the Company’s Stockholders approved an amendment and restatement of the 2021 Plan to increase the numbers of issuable shares from 187,500 to 312,500. On February 6, 2023 the Company’s stockholders approved another amendment and restatement of the 2021 Plan to increase the number of shares available for issuance from 312,500 to 612,500 shares. The 2021 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors.

During September 2022, 7,353 shares of restricted common stock were granted with 25% vesting quarterly over twelve months. As of March 31, 2023, 3,677 shares of the restricted common stock shares have vested.

During February 2023, 282,501 shares of restricted common stock were granted. The restricted shares, valued at $655,402, were vested at issuance.

The following table presents the Company’s options as of March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2022	167,561	$11.68	8.78
Issued	-	$-	-
Forfeited	(11,019)	$11.96	8.42
Exercised	-	$-	-
Options as of March 31, 2023	156,542	$11.69	8.53

At March 31, 2023, options to purchase 93,481 shares were vested and options to purchase 63,061 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $338,689 as they vest.

7. Related Party Transactions

On March 16, 2023, the Company purchased 282,501 shares of Common Stock from Mr. Kepler at a price of $0.28 per share. The purchase of these shares was done in lieu of Mr. Kepler’s cash bonus for 2022. The shares acquired from Mr. Kepler were subsequently retired and added back to authorized but unissued shares.

8. Debt

Notes Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company was awarded a loan of $130,200. The loan carries an interest rate of 1% and an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of March 31, 2023, the unpaid balance of the note totaled $61,191.

9. Commitments and Contingencies

During August 2017 the Company acquired and was assigned all right, title and interest in an office lease with Teachers Insurance and Annuity Association of America (“TIAA”) for approximately 1,502 square feet of office space at 5430 LBJ Freeway, Dallas, Texas. During September 2017 the Company amended the lease to expand its space by approximately 336 square feet for a total of 1,838 square feet and extended the expiration date to September 30, 2022. During February 2021, the Company amended its lease with TIAA to expand its space by approximately 847 square feet for a total of 2,685 square feet and extended the expiration date to September 30, 2025. On April 14, 2021, the Company amended its lease with TIAA extending the lease expiration until September 30, 2028. During the three months ended March 31, 2023, the Company’s rental expenses totaled approximately $32,000.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2023	$66,286
2024	89,948
2025	91,122
2026	93,136
2027	95,150
Thereafter	72,495
Total remaining lease payments	$508,137
Less: imputed interest	(190,383)
Present Value of remaining lease payments	$317,754

Current	$68,683
Noncurrent	$249,071

Weighted-average remaining lease term (years)	4.18
Weighted-average discount rate	10.00%

The Company is not currently a defendant in any material litigation or any threatened litigation that could have a material effect on the Company’s financial statements.

10. Subsequent Events

On April 10, 2023, the Company filed an Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to effect the Reverse Stock Split at a Split Ratio of one-for-four. The Amendment took effect April 10, 2023 and the Company’s Common Stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on April 11, 2023 under the Company’s existing symbol “BLBX.”

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2022 as well as with our condensed financial statements and the notes thereto included elsewhere herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Report.

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

We believe the Blackbox System is a unique and disruptive financial technology platform combining proprietary analytics and broadcast enabled social media to connect traders of all types worldwide on an intuitive, user-friendly system. The complexity of our backend analytics is neatly hidden from the end user by our simple and easy to navigate dashboard which includes real-time alerts, scanners, financial news, institutional grade charting and proprietary analytics.

We launched the Blackbox System web application for domestic use and made it available to subscribers in September 2016. Subscriptions for the use of the Blackbox System web application are sold on a monthly and/or annual subscription basis to individual consumers through our website at https:/.blackboxstocks.com.

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is quoted on the Nasdaq Stock Market LLC (the “Nasdaq”) under the symbol “BLBX.” Our corporate website is located at https:/.blackboxstocks.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Report on Form 10-Q.

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the three months ended March 31, 2023 the Company incurred an operating loss of $1,946,804 and a net loss of $1,900,368. In addition, for the year ended December 31, 2022, the Company incurred an operating loss of $4,546,026 and a net loss of $5,019,882. Cash flows from operations were $(1,250,895) for the three months ended March 31, 2023 and $(4,285,039) for the year ended December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition to the operating initiatives, the Company has entered into a non-binding letter of intent to undertake a  merger transaction with Evtec Group Limited, Evtec Aluminium Limited and Evtec Automotive Limited (collectively “Evtec”). Evtec is a supplier of proprietary parts for leading Luxury, Performance, and Electric Vehicle “EV” brands including Jaguar Land Rover, Aston Martin, and Ford, among many others. The Company intends to acquire Evtec by issuing common shares sufficient to give Evtec approximately 91.6% of the total post-merger common shares outstanding via a reverse merger. Evtec has substantially larger operations and anticipates revenue of approximately $119 million for its fiscal year ended March 31, 2024. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs. There can be no assurance that the Company operational changes will impact its cash flow or, whether or not it will be able to complete the proposed transaction and if that transaction will provide sufficient cash flow or capital to meet the Company’s needs or if it will be able to raise additional capital or on what terms.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K for the year ending December 31, 2022 filed with the Securities and Exchange Commission on April 14. 2023.

Liquidity and Capital Resources

At March 31, 2023, we had cash and marketable securities totaling $2,430,408 as compared to cash and marketable securities totaling $3,641,858 at December 31, 2022. Our cash flows used in operations were $1,250,895 for the three months ended March 31, 2023 as compared to $793,188 for the same period in the prior year.

Net cash from investing activities for the three months ended March 31, 2023 was $1,082,291 as compared to ($85,094) for the prior year period. The increase in in the cash flow from investing activities was due to the liquidation of marketable securities in order to fund the Company’s operations.  The volume of marketable securities includes trading activity in a Company account that is used to research and test specific trading techniques although the account holds less than $100,000. We do not expect capital expenditures to be significant for the remainder of 2023.

Net cash used in financing activities was ($7,156) for the three months ended March 31, 2023 as compared to ($896,697) for the prior year period. The repayment of $7,156 in debt was the primary component of the use of cash in the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company made treasury stock purchases totaling $859,612 and principal payments on debt totaling $37,085.

As noted above, the Company intends to pursue the merger transaction with Evtec however there can be no assurance that it will be able to complete the transaction or that such a transaction will provide the Company with sufficient liquidity to fund its operations. In addition, the Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on what terms.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023 and 2022, our revenue was $859,004 and $1,272,486, respectively, a decrease of 33%. We believe 2023 revenues were negatively impacted by macro-economic factors including poor overall performance in the stock market, high inflation and sluggish gross domestic product (GDP) growth. Additionally, inflation measured by the consumer price index (CPI) remained high at 5.0% for the twelve months ended March 31, 2023, while GDP growth in the first quarter of 2023 was only 1.1% annualized following periods of negative growth during 2022. We believe that these factors may have constricted disposable cash of prospective subscribers. Although we believe that our platform enables our subscribers to profit in both bull and bear markets, we attribute some of our decline in revenues to a higher level of hesitancy resulting from the poor macro-economic data. Average users for the three months ended March 31, 2023 was 3,555 as compared to 5,709 for the prior year period. Cost of revenues for the three months ended March 31, 2023 and 2022 were $447,631 and $579,962, resulting in gross margins of 48% and 54%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The gross margin percentage declined due to lower revenues and a higher percentage of fixed versus variable costs.

For the three months ended March 31, 2023, operating expenses were $2,358,177 as compared to $1,713,678 for the same period in 2022, an increase of $644,499 or 38%. We experienced higher expenditures in most of our expense categories for the 2023 period. Selling, general and administrative expenses increased from $1,224,723 for the three months ended March 31, 2022 to $1,777,634 for the three months ended March 31, 2023, an increase of 45%. The increase in selling, general and administrative expenses of $552,911 was due to higher stock-based compensation which was only partially offset by lower investor and public relations expense. Advertising and marketing expenses decreased by $83,815 or 28% from $298,796 for the three months ended March 31, 2022 to $214,981 for the three months ended March 31, 2023. Software development costs also increased by $170,160 or 92% from $184,884 in the three months ended March 31, 2022 to $355,044 for the three months ended March 31, 2023. The increased software development costs were incurred for improvements to our platform and our new product Stock Nanny.

We continue to pursue reductions in our operating expenses. With the exception of the unusually high stock compensation expense incurred in the first quarter we expect our selling general and administrative expenses to remain stable or decrease. Our software development costs should decline as we finalize the release of Stock Nanny. Advertising and Marketing expenses will stay at or near their current level until we launch Stock Nanny later this year.

Our loss from operations for the three months ended March 31, 2023, was $1,946,804 as compared to a loss from operations of $1,021,154 for the prior year period. Lower sales combined with higher operating expenses driven by stock-based compensation resulted in the loss from operations. Non-operating income for the three months ended March 31, 2023, was $46,436 as compared to non-operating expense of $221,289 for the prior year period.

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

The following table sets forth a reconciliation of net loss to EBITDA:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(1,900,368)	$(1,242,443)
Adjustments:
Interest expense	165	29,243
Investment (income) loss	(46,601)	178,732
Depreciation and amortization expense	10,518	5,275
Amortization of debt discount	-	13,314
Stock based compensation	768,126	122,033
Total adjustments	$732,208	$348,597
EBITDA	$(1,168,160)	$(893,846)

Off Balance Sheet Arrangements

As of March 31, 2023, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2023, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on April 14, 2023 for the year ended December 31, 2022, as supplemented by the "Risk Factors" sections in our registration statement on Form S-1 filed with the SEC on October 5, 2021, as amended on November 5, 2021 and the information contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2022 and the registration statement, as amended, are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

There have been no sales of unregistered securities during the period covered by the Report that have not been previously reported as required in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and/or current reports on Form 8-K.

Use of Proceeds of Registered Securities

On January 7, 2022 the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program will terminate on December 31, 2023 or when the $2,500,000 authorized has been fully utilized. As of March 31, 2023, the Company has repurchased 171,940 shares of common stock for an aggregate purchase price of $1,102,375 (as adjusted for the April 10, 2023 reverse stock split at a ratio of 4 for 1) under the stock repurchase plan. In addition, the Company repurchased an additional 282,501 shares of common stock for $79,100 outside of the stock repurchase plan. This use of proceeds was not anticipated or disclosed in the Company’s prospectus.

Other than as described above, the proceeds of the public offering have been used as described in the prospectus to promote and market our Blackbox System platform and increase our subscriber base, and for general and administration expenses.

Purchases of Equity Securities by Issuer

The Company authorized a stock repurchase plan for up to $2,500,000 of the Company’s Common Stock on January 7, 2022. This plan  will terminate on December 31, 2023 or when the $2,500,000 authorized has been fully utilized. As of March 31, 2023, the Company had purchased a total of 171,940 shares at a total cost of $1,102,375 (as adjusted for the April 10, 2023 reverse stock split at a ratio of 4 for 1) under the plan. No purchases of treasury stock were made during the first three months of 2023 under the plan. In addition, the Company repurchased an additional 282,501 shares of common stock for $79,100 outside of the stock repurchase plan.

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

May 15, 2023	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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