Form 10-Q
period 2023-06-30
BLACKBOXSTOCKS INC.
filed 2023-08-14
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of August 12, 2023 was 3,184,579.

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

part1PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of June 30 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash	$272,564	$425,578
Accounts receivable, net of allowance for doubtful accounts of $68,589 at June 30, 2023 and December 31, 2022	289,958	59,613
Inventory	15,464	15,464
Marketable securities	673,174	3,216,280
Prepaid expenses and other current assets	144,722	190,120
Total current assets	1,395,882	3,907,055

Property and equipment:
Office, computer and related equipment, net of depreciation of $125,607 and $104,410 at June 30, 2023 and December 31, 2022, respectively	74,772	93,086
Right of use lease, net of amortization of $249,062 and $213,459 at June 30, 2023 and December 31, 2022, respectively	300,037	335,640
Total property and equipment	374,809	428,726

Investments	8,424,000	-

Total assets	$10,194,691	$4,335,781

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$750,097	$730,099
Accrued interest	1,613	1,613
Unearned subscriptions	720,516	1,022,428
Lease liability right of use, current	67,371	70,002
Note payable, current portion (Note 8)	28,877	28,733
Total current liabilities	1,568,474	1,852,875

Long term liabilities:
Note payable (Note 8)	25,139	39,614
Lease liability right of use, long term	232,667	265,639
Total long term liabilities	257,806	305,253

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at June 30, 2023 and December 31, 2022	3,185	3,270
Series B Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 2,400,000 and -0- issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,400	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,184,579 and 3,297,927 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,270	3,298
Common stock payable	-	23,340
Treasury stock	(15,291)	(1,102,375)
Additional paid in capital	26,520,145	18,070,556
Accumulated deficit	(18,145,298)	(14,820,436)
Total stockholders' equity	8,368,411	2,177,653

Total liabilities and stockholders' equity	$10,194,691	$4,335,781

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Subscriptions	$734,648	$1,395,624	$1,589,638	$2,666,554
Other revenues	2,750	3,691	6,764	5,247
Total revenues	737,398	1,399,315	1,596,402	2,671,801

Cost of revenues	426,975	499,427	874,606	1,079,389

Gross margin	310,423	899,888	721,796	1,592,412

Operating expenses:
Software development costs	227,250	344,986	582,294	529,870
Selling, general and administrative	1,350,378	1,191,474	3,128,012	2,416,197
Advertising and marketing	153,415	526,344	368,396	825,140
Depreciation and amortization	10,679	5,850	21,197	11,125
Total operating expenses	1,741,722	2,068,654	4,099,899	3,782,332

Operating loss	(1,431,299)	(1,168,766)	(3,378,103)	(2,189,920)

Other (income) expense:
Interest expense	147	28,952	312	58,195
Amortization of debt discount and issuance costs	-	13,314	-	26,628
Investment (income) loss	(6,952)	105,067	(53,553)	283,799
Total other (income) expense, net	(6,805)	147,333	(53,241)	368,622

Loss before income taxes	(1,424,494)	(1,316,099)	(3,324,862)	(2,558,542)

Income taxes	-	-	-	-

Net loss	(1,424,494)	(1,316,099)	(3,324,862)	(2,558,542)

Weighted average number of common shares outstanding - basic	3,158,593	3,296,415	3,231,203	3,295,938
Net loss per share - basic	$(0.45)	$(0.40)	$(1.03)	$(0.78)

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2021	-	$-	3,269,998	$3,270	-	$-	3,274,927	$3,275	$15,000	$-	$17,596,459	$(9,800,554)	$7,817,450

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(945,449)	-	-	(945,449)

Cashless exercise of warrants	-	-	-	-	-	-	21,597	22	-	-	(22)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	-	63,760	-	63,760

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	169,452	-	169,452

Common stock payable for compensation	-	-	-	-	-	-	-	-	15,000	-	-	-	15,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,558,542)	(2,558,542)

Balances, June 30, 2022	-	$-	3,269,998	$3,270	-	$-	3,296,524	$3,297	$30,000	$(945,449)	$17,829,649	$(12,359,096)	$4,561,671

Balances, December 31, 2022	-	$-	3,269,998	$3,270	-	$-	3,297,927	$3,298	$23,340	$(1,102,375)	$18,070,556	$(14,820,436)	$2,177,653

Issuance of stock for fractional shares resulting from reverse split	-	-	-	-	-	-	8,838	9	-	-	(9)	-	-

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(94,391)	-	-	(94,391)

Retirement of treasury stock	-	-	-	-	-	-	(454,441)	(454)	-	1,181,475	(1,181,021)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	-	63,760	-	63,760

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	307,274	-	307,274

Issuance of stock for compensation	-	-	-	-	-	-	332,255	332	(23,340)	-	837,985	-	814,977

Issuance of stock for investment	-	-	-	-	2,400,000	2,400	-	-	-	-	8,421,600	-	8,424,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,324,862)	(3,324,862)

Balances, June 30, 2023	-	$-	3,269,998	$3,270	2,400,000	$2,400	3,184,579	$3,185	$-	$(15,291)	$26,520,145	$(18,145,298)	$8,368,411

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,324,862)	$(2,558,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,197	11,125
Amortization of note discount and issuance costs	-	26,628
Stock based compensation	1,173,761	248,212
Investment (income) loss	(53,553)	283,799
Changes in operating assets and liabilities:
Accounts receivable	(230,345)	(3,000)
Inventory	-	(1,808)
Prepaid expenses and other current assets	(33,702)	124,605
Accounts payable	32,248	221,849
Unearned subscriptions	(301,912)	(391,400)
Net cash used in operating activities	(2,717,168)	(2,038,532)

Cash flows from investing activities:
Purchase of property and equipment	(2,883)	(30,584)
Purchase of marketable securities	(5,417,253)	(13,753,390)
Sale of marketable securities	8,013,912	14,750,753
Net cash provided by investing activities	2,593,776	966,779

Cash flows from financing activities:
Principal payments on senior secured note payable	-	(60,000)
Principal payments on notes payable	(14,331)	(14,189)
Purchase of treasury stock	(15,291)	(945,449)
Net cash used in financing activities	(29,622)	(1,019,638)

Net decrease in cash	$(153,014)	$(2,091,391)
Cash - beginning of period	425,578	2,426,497
Cash - end of period	$272,564	$335,106

Supplemental disclosures:
Interest paid	$312	$58,195
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Treasury stock purchased with other assets	$79,100	$-
Retirement of treasury stock	$1,181,475	$-
Issuance of stock for investment	$8,424,000	$-

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Notes to Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

The Company changed its name to Blackboxstocks, Inc. and began operating as a financial technology and social media platform in March 2016. The platform offers real-time proprietary analytics and news for stock and options traders of all levels. The Company believes its web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. The software continuously scans the NASDAQ, New York Stock Exchange, CBOE, and other options markets, analyzing over 10,000 stocks and up to 1,500,000 options contracts multiple times per second. The Company also provides users with a fully interactive social media platform that is integrated into our dashboard, enabling users to exchange information and ideas quickly and efficiently through a common network. The Company also introduced a live audio/video feature that allows members to broadcast on their own channels to share trade strategies and market insight within the community. The platform was initially made available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly or annual subscription basis to individual consumers through the Company website at http://www.blackboxstocks.com.

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

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the six months ended June 30, 2023, the Company incurred an operating loss of $3,378,103 and a net loss of $3,324,862. In addition, for the year ended December 31, 2022, the Company incurred an operating loss of $4,546,026 and a net loss of $5,019,882. Cash flows used in operations totaled $2,717,168 for the six months ended June 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition to the operating initiatives, the Company has entered into a non-binding letter of intent to undertake a merger transaction with Evtec Group Limited, Evtec Aluminium Limited and Evtec Automotive Limited (collectively “Evtec”). Evtec is a supplier of proprietary parts for leading Luxury, Performance, and Electric Vehicle “EV” brands including Jaguar Land Rover, Aston Martin, and Ford, among many others. The Company intends to acquire Evtec by issuing common shares sufficient to give Evtec approximately 91.6% of the total post-merger common shares outstanding via a reverse merger. As discussed in Note 3, the Company entered into a share exchange agreement with Evtec as a preliminary step towards the completion of the merger.. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms.

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

Recently Issued Accounting Pronouncements. During the six months ended June 30, 2023, there were no new accounting pronouncements issued that management believes the adoption of which will have a material impact on the Company’s financial statements.

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

The Company had total potential additional dilutive securities outstanding at June 30, 2023, as follows.

June 30,
2023
Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Series B Convertible Preferred Shares	2,400,000
Option shares	219,285
Warrant shares	109,584

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

3. Investments and Marketable Securities

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

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The Company’s marketable securities are highly liquid and are quoted on major exchanges and are therefore classified as Level 1 securities.

The following table summarizes the Company’s assets that were measured and recognized at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2022	$3,216,280	$-	$-	$3,216,280
Purchases	5,417,253	-	-	5,417,253
Sales	(8,013,912)	-	-	(8,013,912)
Change in fair value	53,553	-	-	53,553
Balance at June 30, 2023	$673,174	$-	$-	$673,174

Investments

On June 9, 2023, the Company entered into a securities exchange agreement with Evtec Group Limited (“Evtec Group”) whereby the Company issued 2,400,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”) (Note 4) in exchange for 4,086 preference shares of Evtec Group. The Series B Stock is convertible into common stock of the Company on a one for one share basis. Upon conversion of the Series B Stock, the 2,400,000 shares would represent approximately 43% of the Company’s total common shares outstanding. The Evtec Group preference shares are convertible into ordinary shares of Evtec Group on a one-for-one basis upon a change in control or the listing of Evtec Group on Nasdaq or the London Stock Exchange. Upon conversion, the Evtec shares held by the Company would represent 14% of the outstanding common stock of Evtec Group.

The Company’s initial investment in Evtec Group was measured at $8,424,000 in accordance with ASC 820-10-30. The value of the Series B Stock issued by the Company was set by the closing price of its common stock on the day prior to closing of $3.51 as reported by Nasdaq. As a result, the 2,400,000 Series B Stock shares were valued at $8,424,000.

Evtec Group operates through a single subsidiary, Evtec Automotive Limited, as a supplier of critical automotive parts to the automobile manufacturing industry. Evtec Group is based in the UK and provides complete assemblies to auto manufacturers, simplifying sourcing, saving time on procurement, and increasing production efficiency. Their pick and pack service supplies aftermarket automotive products, as well as offering kitting and fulfilment for non-automotive businesses. Their business focuses on premium luxury brands and a market transition to electric vehicles and includes Jaguar Land Rover Group as their largest customer.

4. Stockholders’ Equity

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value, 2,400,000 of which are designated as “Series B Convertible Preferred Stock” at $0.001 par value, and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock (the “Series A Stock”) rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes on matters submitted to Company stockholders. There are 3,269,998 shares of Series A Stock outstanding which are all held by Gust Kepler, the Company’s Chairman and Chief Executive Officer (“Mr. Kepler”). The Company and Mr. Kepler entered into Conversion Rights Agreement dated effective as of October 14, 2021, limiting the rights of the holder(s) of our outstanding shares of Series A Stock to convert such shares into Common Stock on a one-for-one basis as provided in the certificate of designation. Pursuant to the terms of the Conversion Rights Agreement, the Series A Stock designated conversion rights are limited and exercisable based upon the Company reaching the following Market Capitalization thresholds, measured on the last day of each calendar quarter:

●	If the Company’s Market Capitalization is less than $150,000,000, the outstanding Series A Stock will be convertible into Common Stock on a 5-for-1 share basis;
●

If the Company’s Market Capitalization is equal to or greater than $150,000,000 but less than $200,000,000, the outstanding Series A Stock will be convertible into Common Stock on a 3.3-for-1 share basis;

●

If the Company’s Market Capitalization is equal to or greater than $200,000,000 but less than $250,000,000, the outstanding Series A Stock will be convertible into Common Stock on a 2.5-for-1 share basis;

●

If the Company’s Market Capitalization is equal to or greater than $250,000,000 but less than $350,000,000 the outstanding Series A Stock will be convertible into Common Stock on a 1.75-for-1 share basis;

●

If the Company’s Market Capitalization is equal to or greater than $350,000,000 the outstanding Series A Stock will thereafter convertible into Common Stock pursuant to the designated conversion right (on a 1-for-1 share basis).

The Conversion Rights Agreement terminates when the last share of Series A Stock is either converted or the largest Market Capitalization Threshold is met.

The Series B Stock has no dividend rights and no voting rights except as required by law or the Company’s Bylaws. The Series B Stock is convertible into common shares on a one-for-one basis. Prior to the stockholder approval, the Series B Stock is not convertible into more than 19.9% of the Company’s outstanding common stock.

In February of 2023, the Company retired 171,940 shares of Common Stock acquired pursuant to its stock repurchase plan. In March of 2023, the Company acquired 282,501 shares of its common stock from Mr. Kepler at a price of $0.28 per share and then retired these shares returning them to authorized but unissued shares (See Note 7).

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

The impact of the reverse stock split has been retroactively applied to these financial statements.

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2022	109,584	$13.24	4.53
Issued	-	$-	-
Exercised	-	$-	-
Warrants as of June 30, 2023	109,584	$13.25	4.03

At June 30, 2023, warrants for the purchase of 99,862 shares were vested and warrants for the purchase of 9,722 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $148,776 as they vest.

6. Incentive Stock Plan

On August 4, 2021, our Board of Directors and stockholders approved the 2021 Blackboxstocks, Inc. Incentive Stock Plan (the “2021 Plan”) which became effective August 31, 2021. Effective October 7, 2022, the Company’s Stockholders approved an amendment and restatement of the 2021 Plan to increase the numbers of issuable shares from 187,500 to 312,500. On February 6, 2023 the Company’s stockholders approved an additional amendment and restatement of the 2021 Plan to increase the number of shares available for issuance from 312,500 to 612,500 shares. The 2021 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors.

During September 2022, 7,353 shares of restricted common stock were granted with 25% vesting quarterly over twelve months. As of June 30, 2023, 5,515 shares of the restricted common stock shares have vested.

During the six months ended June 30, 2023, 315,902 shares of restricted common stock were granted. The restricted shares, valued at $776,214, were vested at issuance.

The following table presents the Company’s options as of June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2022	167,561	$11.68	8.78
Issued	75,000	$3.65	10.00
Forfeited	(23,276)	$11.03	8.73
Exercised	-	$-	-
Options as of June 30, 2023	219,285	$9.00	8.85

At June 30, 2023, options to purchase 152,776 shares were vested and options to purchase 66,509 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $340,072 as they vest.

7. Related Party Transactions

On March 16, 2023, the Company purchased 282,501 shares of Common Stock from Mr. Kepler at a price of $0.28 per share. The purchase of these shares was done in lieu of Mr. Kepler receiving a cash bonus for 2022. The shares acquired from Mr. Kepler were subsequently retired and added back to authorized but unissued shares.

8. Debt

Note Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company received a loan of $130,200. The loan carries an interest rate of 1% and an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of June 30, 2023, the unpaid balance of the note was $54,016.

9. Commitments and Contingencies

The Company leases approximately 2,685 square feet of office space in Dallas Texas pursuant to an office lease with Teachers Insurance and Annuity Association of America that expires on September 30, 2028. During the period ended June 30, 2023, the Company’s rental expenses totaled approximately $63,000.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2023	$44,303
2024	89,948
2025	91,122
2026	93,136
2027	95,150
Thereafter	72,495
Total remaining lease payments	$486,154
Less: imputed interest	(186,116)
Present Value of remaining lease payments	$300,038

Current	$67,371
Noncurrent	$232,667

Weighted-average remaining lease term (years)	4.01
Weighted-average discount rate	10.00%

The Company is party to threatened or actual litigation occurring in the normal course of business but does not believe that the outcome of these matters could have a material effect on the Company’s financial statements.

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

Overview

Blackboxstocks, Inc. is a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels. Our web-based software (the “Blackbox System”) employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. We continuously scan the New York Stock Exchange (“NYSE”), NASDAQ, Chicago Board Options Exchange (the “CBOE”) and other options markets, analyzing over 10,000 stocks and over 1,500,000 options contracts multiple times per second. We provide our users with a fully interactive social media platform that is integrated into our dashboard, enabling our users to exchange information and ideas quickly and efficiently through a common network. We have also introduced a live audio/video feature that allows our members to broadcast on their own channels to share trading strategies and market insight within the Blackbox community. We employ a subscription based Software as a Service (“SaaS”) business model and maintain a growing base of users that spans over 40 countries.

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

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the six months ended June 30, 2023 the Company incurred an operating loss of $3,378,103 and a net loss of $3,324,862. In addition, for the year ended December 31, 2022, the Company incurred an operating loss of $4,546,026 and a net loss of $5,019,882. Cash flows used in operations were $2,717,168 for the six months ended June 30, 2023 and $4,285,039 for the year ended December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has implemented a number of initiatives aimed at improving operating cash flow including new product development, revised marketing strategies and expense reductions. In addition to the operating initiatives, the Company has executed a binding letter of intent to undertake an acquisition of Evtec Group Limited and Evtec Aluminium Limited (collectively “Evtec”). Evtec is a supplier of proprietary parts for leading luxury, performance, and electric vehicle “EV” brands including Jaguar Land Rover, Aston Martin, and Ford, among many others. The Company intends to acquire Evtec by issuing common shares sufficient to give Evtec approximately 91.6% of the total post-merger common shares outstanding via a reverse merger. Evtec has substantially larger operations and anticipates revenue of approximately $119 million for its fiscal year ended March 31, 2024. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs. There can be no assurance that the Company’s operational changes will impact its cash flow or, whether or not the Company will be able to complete the proposed transaction or if that transaction will provide sufficient cash flow or capital to meet the Company’s needs or if it will be able to raise additional capital or on acceptable terms.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 14. 2023.

Liquidity and Capital Resources

At June 30, 2023, we had cash and marketable securities totaling $945,738 as compared to cash and marketable securities totaling $3,641,858 at December 31, 2022. Our cash flows used in operations were $2,717,168 for the six months ended June 30, 2023 as compared to $2,038,532 for the same period in the prior year.

Net cash from investing activities for the six months ended June 30, 2023 was $2,593,776 as compared to $966,779 for the prior year period. The increase in in the cash flow from investing activities was due to the liquidation of marketable securities in order to fund the Company’s operations.  The volume of marketable securities includes trading activity in a Company account that is used to research and test specific trading techniques although the account holds less than $100,000. We do not expect capital expenditures to be significant for the remainder of 2023.

Net cash used in financing activities was $29,622 for the six months ended June 30, 2023 as compared to $1,019,638 for the prior year period. During the six months ended June 30, 2022, the Company made treasury stock purchases totaling $945,449 which accounted for the majority of the higher use of cash.

As noted above, the Company intends to pursue the planned acquisition transaction with Evtec however there can be no assurance that it will be able to complete the transaction or that such a transaction will provide the Company with sufficient liquidity to fund its operations. In addition, the Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on acceptable terms.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, our revenue was $737,398, as compared to $1,399,315, for the three months ended June 30, 2022. We believe 2023 revenues continue to be adversely impacted by sluggish macro-economic issues compounded by a significant increase in the number of competitors. Average members for the three months ended June 30, 2023 was 3,987 as compared to 6,202 for the prior year period. Average monthly revenue per member was $62.47 for the three months ended June 30, 2023 as compared to $75,21 in the prior year period. The decrease in average monthly revenue per member was due to a larger proportion of annual members as well as a higher level of promotional members for the 2023 period. Cost of revenues for the three months ended June 30, 2023 and 2022 were $426,975 and $499,427, resulting in gross margins of 42% and 64%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The gross margin percentage declined due to lower revenues and a higher percentage of fixed versus variable costs.

For the three months ended June 30, 2023, operating expenses were $1,741,722 as compared to $2,068,654 for the same period in 2022, a decrease of $326,932 or 16%. The Company significantly reduced expenditures in software development costs and advertising and marketing and had modest increases in selling general and administrative expenses for the 2023 period. Selling, general and administrative expenses increased from $1,191,474 for the three months ended June 30, 2022 to $1,350,378 for the three months ended June 30, 2023, an increase of $158,904 or 13%. The increase was primarily driven by higher stock-based compensation and legal fees which were partially offset by lower non-stock-based compensation expense. Advertising and marketing expenses decreased by $372,929 or 72% from $526,344 for the three months ended June 30, 2022 to $153,415 for the three months ended June 30, 2023 as the Company continues to reposition its marketing strategy. Software development costs decreased by $117,736 or 34% from $344,986 in the three months ended June 30, 2022 to $227,250 for the three months ended June 30, 2023. The decreased software development costs reflected lower development costs for our new product Stock Nanny as it nears release.

We continue to pursue reductions in our operating expenses. With the exception of the unusually high stock compensation expense incurred in the first two quarters this year we expect our selling general and administrative expenses to remain stable or decrease. Our software development costs should decline as we finalize the release of Stock Nanny. We expect that advertising and marketing expenses will stay at or near their current level until we launch Stock Nanny later this year.

Our loss from operations for the three months ended June 30, 2023, was $1,431,299 as compared to a loss from operations of $1,168,766 for the prior year period. Lower revenues combined with higher operating expenses driven by stock-based compensation resulted in the higher loss from operations. Non-operating income for the three months ended June 30, 2023, was $6,805 as compared to non-operating expense of $147,333 for the prior year period.

Comparison of Six Months Ended June 30, 2023 and 2022

Revenues for six months ended June 30, 2023 were $1,596,402 as compared to $2,671,801 for the six months ended June 30, 2023. We believe the decline of $1,076,916 or 40% was due the macro-economic conditions discussed above as well as an increase in the number of competitors for the Company’s product. Average member count for the six months ended June 30, 2023 was 3,756 as compared to 5,954 for the prior year period. Cost of revenues for the six months ended June 30, 2023 was $874,606 as compared to $1,079,389 for the six months ended June 30, 2022. Gross margin was $721,796 or 45% for the six months ended June 30, 2023 as compared to $1,592,412 or 60% for the prior year period.

Operating expenses for the six months ended June 30, 2023 were $4,099,899 or $317,567 higher than the same period in June 2023. Software development costs of $582,294 for the six months ended June 30, 2023 were $52,424 or 10% higher than the same period in 2022 due to higher development costs incurred in the first quarter of 2023 for Stock Nanny. Selling, general and administrative costs of $3,128,012 for the six months ended June 30, 2023 were $711,815 higher than the same period in 2022. This increase was caused by stock compensation expense of $1,173,761 for the six months ended June 30, 2023 which was $925,549 higher than the same period in 2022. Advertising and marketing expenses were 368,396 for the six months ended June 30, 2023 or 55% lower than the same period in 2022. Loss from operations was $3,378,103 as compared to 2,189,920 for the six months ended June 30 2023 and 2022 respectively. The higher loss in the 2023 period was caused by lower revenues and gross margin as well as higher compensation expense which was only partially offset by lower advertising and marking expenses.

Other income was $53,241 for the six months ended June 30, 2023 as comparted to other expense of $368,622 for the prior year period. The 2022 period included investment losses on the companies fixed income portfolio of $283,799 as well as higher interest expense on the Company’s senior debt which was repaid in 2022.

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

The following table sets forth a reconciliation of net loss to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(1,424,494)	$(1,316,099)	$(3,324,862)	$(2,558,542)
Adjustments:
Interest expense	147	28,952	312	58,195
Investment (income) loss	(6,952)	105,067	(53,553)	283,799
Depreciation and amortization	10,679	5,850	21,197	11,125
Amortization of debt discount	-	13,314	-	26,628
Stock based compensation	405,632	126,179	1,173,761	248,212
Total adjustments	$409,506	$279,362	$1,141,717	$627,959
EBITDA	$(1,014,988)	$(1,036,737)	$(2,183,145)	$(1,930,583)

Off Balance Sheet Arrangements

As of June 30, 2023, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2023, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As reported in our current report on Form 8-K filed June 15, 2023, on June 9, 2023, the Company entered into a Securities Exchange Agreement Evtec. Under the terms of the Securities Exchange Agreement the Company issued 2,400,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Share Consideration”), in exchange for 4,086 newly issued preference shares of Evtec Group Limited. The shares representing the Series B Share Consideration were issued in reliance upon an exemption from registration pursuant to 4(a)(2) under the Securities Act of 1933, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

As reported in our current report on Form 8-K filed June 15, 2023,on June 9, 2023, the Company entered into a Securities Exchange Agreement Evtec. Under the terms of the Securities Exchange Agreement the Company issued 2,400,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Share Consideration”), in exchange for 4,086 newly issued preference shares of Evtec Group Limited. The shares representing the Series B Share Consideration were issued in reliance upon an exemption from registration pursuant to 4(a)(2) under the Securities Act of 1933, as amended.

Use of Proceeds of Registered Securities

On January 7, 2022 our Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program will terminate on December 31, 2023 or when the $2,500,000 authorized has been fully utilized. As of June 30, 2023, the Company has repurchased 176,940 shares of common stock for an aggregate purchase price of $1,117,666 (as adjusted for the April 10, 2023 reverse stock split at a ratio of 4 for 1) under the stock repurchase plan. In addition, the Company repurchased an additional 282,501 shares of common stock for $79,100 outside of the stock repurchase plan. This use of proceeds was not anticipated or disclosed in the Company’s prospectus.

Other than as described above, the proceeds of the public offering have been used as described in the prospectus to promote and market our Blackbox System platform and increase our subscriber base, and for general and administration expenses.

Purchases of Equity Securities by Issuer

The following table sets forth information regarding purchases made under the Company’s stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program was authorized and publicly announced on January 7, 2022 and will terminate on December 31, 2023 or when the $2,500,000 authorized has been fully utilized. As noted above, as of June 30, 2023, the Company has repurchased 176,940 shares of common stock for an aggregate purchase price of $1,117,666. In addition, the Company repurchased an additional 282,501 shares of common stock for $79,100 outside of the stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase under the Plans or Programs
April 1, 2023 through April 30, 2023	0	$-	171,940	$1,397,625
May 1, 2023 through May31, 2023	0	$-	171,940	$1,397,625
June 1, 2023 through June 30, 2023	5,000	$3.06	176,940	$1,382,334
Total	5,000	$3.06	176,940	$1,382,334

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

August 14, 2023	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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