Form 10-Q
period 2023-09-30
BLACKBOXSTOCKS INC.
filed 2023-11-14
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of November 12, 2023 was 3,187,815.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Balance Sheets

As of September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash	$463,288	$425,578
Accounts receivable, net of allowance for doubtful accounts of $68,589 at September 30, 2023 and December 31, 2022, respectively	82,098	59,613
Inventory	3,464	15,464
Marketable securities	2,276	3,216,280
Prepaid expenses and other current assets	259,393	190,120
Total current assets	810,519	3,907,055

Property and equipment:
Office, computer and related equipment, net of depreciation of $136,707 and $104,410 at September 30, 2023 and December 31, 2022, respectively	63,394	93,086
Right of use lease, net of amortization of $266,476 and $213,459 at September 30, 2023 and December 31, 2022, respectively	282,623	335,640
Total property and equipment	346,017	428,726

Investments	8,424,000	-

Total assets	$9,580,536	$4,335,781

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$825,087	$730,099
Accrued interest	1,613	1,613
Unearned subscriptions	571,379	1,022,428
Lease liability right of use, current	66,079	70,002
Note payable, current portion (Note 8)	28,950	28,733
Total current liabilities	1,493,108	1,852,875

Long term liabilities:
Note payable (Note 8)	17,874	39,614
Lease liability right of use, long term	216,545	265,639
Total long term liabilities	234,419	305,253

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,270	3,270
Series B Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 2,400,000 and -0- issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,400	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,197,815 and 3,297,927 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,198	3,298
Common stock payable	-	23,340
Treasury stock	(15,291)	(1,102,375)
Additional paid in capital	26,676,475	18,070,556
Accumulated deficit	(18,817,043)	(14,820,436)
Total stockholders' equity	7,853,009	2,177,653

Total liabilities and stockholders' equity	$9,580,536	$4,335,781

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Subscriptions	$727,218	$1,210,474	$2,316,856	$3,877,028
Other revenues	1,250	8,676	8,014	13,923
Total revenues	728,468	1,219,150	2,324,870	3,890,951

Cost of revenues	327,928	492,991	1,202,534	1,572,380

Gross margin	400,540	726,159	1,122,336	2,318,571

Operating expenses:
Software development costs	173,665	302,273	755,959	832,143
Selling, general and administrative	957,372	1,199,233	4,085,384	3,615,430
Advertising and marketing	127,632	417,433	496,028	1,242,573
Depreciation and amortization	11,100	5,521	32,297	16,646
Total operating expenses	1,269,769	1,924,460	5,369,668	5,706,792

Operating loss	(869,229)	(1,198,301)	(4,247,332)	(3,388,221)

Other (income) expense:
Interest expense	210	28,025	522	86,220
Amortization of debt discount and issuance costs	-	13,314	-	39,942
Other income	(188,760)	-	(188,760)	-
Investment (income) loss	(8,934)	68,802	(62,487)	352,601
Total other (income) expense	(197,484)	110,141	(250,725)	478,763

Loss before income taxes	(671,745)	(1,308,442)	(3,996,607)	(3,866,984)

Income Taxes	-	-	-	-

Net loss	(671,745)	(1,308,442)	(3,996,607)	(3,866,984)

Weighted average number of common shares outstanding - basic	3,196,230	3,296,415	3,222,361	3,296,098
Net loss per share - basic	$(0.21)	$(0.40)	$(1.24)	$(1.17)

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2021	-	$-	3,269,998	$3,270	-	$-	3,274,927	$3,275	$15,000	$-	$17,596,459	$(9,800,554)	$7,817,450

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(1,065,216)	-	-	(1,065,216)

Cashless exercise of warrants	-	-	-	-	-	-	21,597	22	-	-	(22)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	-	95,640	-	95,640

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	250,702	-	250,702

Common stock payable for compensation	-	-	-	-	-	-	-	-	18,960	-	-	-	18,960

Common stock issued for common stock payable	-	-	-	-	-	-	1,512	2	(30,000)	-	29,998	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,866,984)	(3,866,984)

Balances, September 30, 2022	-	$-	3,269,998	$3,270	-	$-	3,298,036	$3,299	$3,960	$(1,065,216)	$17,972,777	$(13,667,538)	$3,250,552

Balances, December 31, 2022	-	$-	3,269,998	$3,270	-	$-	3,297,927	$3,298	$23,340	$(1,102,375)	$18,070,556	$(14,820,436)	$2,177,653

Issuance of stock for partial shares resulting from reverse split	-	-	-	-	-	-	8,838	9	-	-	(9)	-	-

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(94,391)	-	-	(94,391)

Retirement of treasury stock	-	-	-	-	-	-	(454,441)	(454)	-	1,181,475	(1,181,021)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	-	95,640	-	95,640

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	376,544	-	376,544

Issuance of stock for compensation	-	-	-	-	-	-	345,491	345	(23,340)	-	893,165	-	870,170

Issuance of stock for investment	-	-	-	-	2,400,000	2,400	-	-	-	-	8,421,600	-	8,424,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,996,607)	(3,996,607)

Balances, September 30, 2023	-	$-	3,269,998	$3,270	2,400,000	$2,400	3,197,815	$3,198	$-	$(15,291)	$26,676,475	$(18,817,043)	$7,853,009

The accompanying notes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	For the nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,996,607)	$(3,866,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	32,297	16,646
Amortization of note discount and issuance costs	-	39,942
Stock based compensation	1,330,104	365,302
Investment (income) loss	(62,487)	352,601
Changes in operating assets and liabilities:
Accounts receivable	(22,485)	(30,860)
Inventory	12,000	(1,808)
Prepaid expenses and other current assets	(148,373)	142,574
Accounts payable and accrued expenses	107,238	153,095
Unearned subscriptions	(451,049)	(663,731)
Net cash used in operating activities	(3,199,362)	(3,493,223)

Cash flows from investing activities:
Purchase of property and equipment	(2,605)	(63,473)
Purchase of marketable securities	(6,418,134)	(22,573,384)
Sale of marketable securities	9,694,625	25,523,637
Net cash provided by investing activities	3,273,886	2,886,780

Cash flows from financing activities:
Principal payments on senior secured note payable	-	(90,000)
Principal payments on notes payable	(21,523)	(21,310)
Purchase of treasury stock	(15,291)	(1,065,216)
Net cash used in financing activities	(36,814)	(1,176,526)

Net increase (decrease) in cash	$37,710	$(1,782,969)
Cash - beginning of period	425,578	2,426,497
Cash - end of period	$463,288	$643,528

Supplemental disclosures:
Interest paid	$441	$86,220
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Treasury stock purchased from related party with other assets	$79,100	$-
Retirement of treasury stock	$1,181,475	$-
Issuance of stock for investment	$8,424,000	$-
Common stock issued in settlement of common stock payable	$-	$30,000

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

2. Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2023. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the nine months ended September 30, 2023, the Company incurred an operating loss of $4,247,332 and a net loss of $3,996,607. In addition, for the year ended December 31, 2022, the Company incurred an operating loss of $4,546,026 and a net loss of $5,019,882. Cash flows used in operations totaled $3,199,362 for the nine months ended September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms.

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

Recently Issued Accounting Pronouncements. During the nine months ended September 30, 2023, there were no new accounting pronouncements issued that management believes the adoption of which will have a material impact on the Company’s financial statements.

Earnings or (Loss) Per Share. Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period. Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements for periods of loss.

The Company had total potential additional dilutive securities outstanding at September 30, 2023, as follows.

Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Series B Convertible Preferred Shares	2,400,000
Option shares	211,875
Warrant shares	109,584

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

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The Company’s marketable securities are highly liquid and are quoted on major exchanges and are therefore classified as Level 1 securities.

The following table summarizes the Company’s assets that were measured and recognized at fair value as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2022	$3,216,280	$-	$-	$3,216,280
Purchases	6,418,134	-	-	6,418,134
Sales	(9,694,625)	-	-	(9,694,625)
Change in fair value	62,487	-	-	62,487
Balance at September 30, 2023	$2,276	$-	$-	$2,276

Investments

Evtec Group Limited (“Evtec”) operates through a single subsidiary, Evtec Automotive Limited, as a supplier of critical automotive parts to the automobile manufacturing industry. Evtec is based in the UK and provides complete assemblies to auto manufacturers, simplifying sourcing, saving time on procurement, and increasing production efficiency. Their pick and pack service supplies aftermarket automotive products, as well as offering kitting and fulfilment for non-automotive businesses. Their business focuses on premium luxury brands and a market transition to electric vehicles and includes Jaguar Land Rover Group as their largest customer.

On June 9, 2023, the Company entered into a share exchange agreement with Evtec whereby the Company issued 2,400,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”) (Note 4) in exchange for 4,086 preferred shares of Evtec. Upon conversion of the Series B Stock, the 2,400,000 shares would represent approximately 43% of the total common shares outstanding. The Evtec preferred shares are convertible into common shares of Evtec on a one-for-one basis upon a change in control or the listing of Evtec on Nasdaq or the London Stock Exchange. Upon conversion, the Evtec shares held by the Company would represent 14% of the outstanding ordinary shares of Evtec.

The Company’s initial investment in Evtec was measured at $8,424,000 in accordance with ASC 820-10-30. The value of the Series B Stock issued by the Company was set by the closing price of its common stock on the day prior to closing of $3.51 as reported by Nasdaq. As a result, the 2,400,000 Series B Stock shares were valued at $8,424,000.

4. Stockholders’ Equity

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value, 5,000,000 of which are designated as “Series B Convertible Preferred Stock” at $0.001 par value, and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”).

Shares of Series A Convertible Preferred Stock (the “Series A Stock”) rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes on matters submitted to Company stockholders. There are 3,269,998 shares of Series A Stock outstanding which are all held by Gust Kepler, the Company’s Chairman and Chief Executive Officer (“Mr. Kepler”). The Company and Mr. Kepler entered into Conversion Rights Agreement dated effective as of October 14, 2021, limiting the rights of the holder(s) of our outstanding shares of Series A Stock to convert such shares into Common Stock on a one-for-one basis as provided in the certificate of designation (the "Designation Conversion Rights"). Pursuant to the terms of the Conversion Rights Agreement, the Designation Conversion Rights are limited and exercisable based upon the Company reaching the following market capitalization ("Market Capitalization") thresholds, measured on the last day of each calendar quarter:

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

On August 11, 2022, the Company entered into a services agreement whereby a third-party service provider received 9,000 shares of common stock vesting monthly over 12 months. As of September 30, 2023, all of the shares have vested.

In February of 2023, the Company retired 171,940 shares of Common Stock acquired pursuant to its stock repurchase plan. In March of 2023, the Company acquired 282,501 shares of its common stock from Mr. Kepler at a price of $0.28 per share and then retired these shares returning them to authorized but unissued shares (See Note 7).

On April 10, 2023, the Company filed an Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to effect a reverse stock split of the Company's outstanding common stock at a split ratio of one-for-four. The Amendment took effect April 10, 2023 and the Company’s Common Stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on April 11, 2023 under the Company’s existing symbol “BLBX.”

There was no change in the authorized shares or par value of our common stock or preferred stock in connection with the reverse split.

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

The impact of the reverse stock split has been retroactively applied to these financial statements.

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2022	109,584	$13.24	4.53
Issued	-	$-	-
Exercised	-	$-	-
Warrants as of September 30, 2023	109,584	$13.25	3.78

At September 30, 2023, warrants for the purchase of 101,945 shares were vested and warrants for the purchase of 7,639 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $116,896 as they vest.

6. Incentive Stock Plan

On August 4, 2021, our Board of Directors created and our stockholders approved the 2021 Blackboxstocks, Inc. Incentive Stock Plan (the “2021 Plan”) which became effective August 31, 2021. Effective October 7, 2022, the Company’s Stockholders approved an amendment and restatement of the 2021 Plan to increase the numbers of issuable shares from 187,500 to 312,500. On February 6, 2023 the Company’s stockholders approved a subsequent amendment and restatement of the 2021 Plan to increase the number of shares available for issuance from 312,500 to 612,500 shares. The 2021 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors.

During September 2022, 7,353 shares of restricted common stock were granted with 25% vesting quarterly over twelve months. As of September 30, 2023, all shares of the restricted common stock shares have vested.

During the nine months ended September 30, 2023, 329,138 shares of restricted common stock were granted. The restricted shares, valued at $815,987, vested at issuance.

The following table presents the Company’s options as of September 30, 2023:

Options as of December 31, 2022	167,561	$11.68	8.78
Issued	75,000	$3.65	10.00
Forfeited	(30,686)	$9.90	8.78
Exercised	-	$-	-
Options as of September 30, 2023	211,875	$9.09	8.59

At September 30, 2023, options to purchase 159,849 shares were vested and options to purchase 52,026 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $270,802 as they vest.

7. Related Party Transactions

On March 16, 2023, the Company purchased 282,501 shares of Common Stock from Mr. Kepler at a price of $0.28 per share. The purchase of these shares was done in order to reduce Mr. Kepler’s cash bonus for 2022. The shares acquired from Mr. Kepler were subsequently retired and added back to authorized but unissued shares.

8. Debt

Note Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company received a loan of $130,200. The loan carries an interest rate of 1% and an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of September 30, 2023, the unpaid balance of the note totaled $46,824.

9. Commitments and Contingencies

The Company leases approximately 2,685 square feet of office space in Dallas Texas pursuant to an office lease with Teachers Insurance and Annuity Association of America that expires on September 30, 2028. During the period ended September 30, 2023, the Company’s rental expenses totaled approximately $94,000.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2023	$22,151
2024	89,948
2025	91,122
2026	93,136
2027	95,150
Thereafter	72,495
Total remaining lease payments	$464,002
Less: imputed interest	(181,376)
Present Value of remaining lease payments	$282,624

Current	$66,079
Noncurrent	$216,545

Weighted-average remaining lease term (years)	3.84
Weighted-average discount rate	10.00%

From time to time the Company is party to threatened or actual litigation occurring in the normal course of business but does not believe that the outcome of these matters could have a material effect on the Company’s financial statements.

The Company has applied for a tax credit under the CARES Act known as an Employee Retention Credit or “ERC” and has recorded $188,760 as other income on the accompanying statement of operations for the ERC. All tax forms are subject to audit and if audited, the Company may have to return or portion or all of the ERC if the Internal Revenue Service denies some or all of the claims for the credit as the Company may not have met all of the criteria to be eligible for the credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2022 as well as with our financial statements and the notes thereto included elsewhere herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Report.

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

We launched the Blackbox System web application for domestic use and made it available to subscribers in September 2016. Subscriptions for the use of the Blackbox System web application are sold on a monthly and/or annual subscription basis to individual consumers through our website at https://blackboxstocks.com.

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is quoted on the Nasdaq Stock Market LLC (the “Nasdaq”) under the symbol “BLBX.” Our corporate website is located at https://blackboxstocks.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Report on Form 10-Q.

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the nine months ended September 30, 2023 the Company incurred an operating loss of $4,247,332 and a net loss of $3,996,607. In addition, for the year ended December 31, 2022, the Company incurred an operating loss of $4,546,026 and a net loss of $5,019,882. Cash flows used in operations were $3,199,362 for the nine months ended September 30, 2023 and $4,285,039 for the year ended December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has implemented a number of initiatives aimed at improving operating cash flow including new product development, revised marketing strategies and expense reductions. In addition to the operating initiatives, the Company has executed a binding letter of intent to undertake an acquisition of  Evtec Group Limited and Evtec Aluminium Limited (collectively “Evtec”). Evtec is a supplier of proprietary parts for leading luxury, performance, and electric vehicle “EV” brands including Jaguar Land Rover, Aston Martin, and Ford, among many others. The Company intends to acquire Evtec by issuing common shares sufficient to give Evtec approximately 91.6% of the total post-acquisition common shares outstanding via a reverse merger. Evtec has substantially larger operations than the Company. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs. There can be no assurance that the Company’s operational changes will impact its cash flow or, whether or not the Company will be able to complete the proposed transaction or if that transaction will provide sufficient cash flow or capital to meet the Company’s needs or if it will be able to raise additional capital or on acceptable terms.

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

Liquidity and Capital Resources

At September 30, 2023, we had cash and marketable securities totaling $465,564 as compared to cash and marketable securities totaling $3,641,858 at December 31, 2022. Our cash flows used in operations were $3,199,362 for the nine months ended September 30, 2023 as compared to $3,493,223 for the same period in the prior year.

Net cash from investing activities for the nine months ended September 30, 2023 was $3,273,886 as compared to 2,886,780 for the prior year period. The increase in the cash flow from investing activities was due to the liquidation of marketable securities in order to fund the Company’s operations.  The volume of marketable securities includes trading activity in a Company account that is used to research and test specific trading techniques although the account holds less than $100,000. We do not expect capital expenditures to be significant for the remainder of 2023.

Net cash used in financing activities was $36,814 for the nine months ended September 30, 2023 as compared to $1,176,526 for the prior year period. The repayment of $21,523 in debt was the primary component of the use of cash in the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company made treasury stock purchases totaling $1,065,216 which accounted for the majority of the higher use of cash.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, our revenue was $728,468, as compared to $1,219,150, for the three months ended September 30, 2022. We believe 2023 revenues continue to be adversely impacted by sluggish macro-economic issues compounded by a significant increase in the number of competitors. Average users for the three months ended September 30, 2023 was 3,174 as compared to 5,197 for the prior year period. Average monthly revenue per user was $76.37 for the three months ended September 30, 2023 as compared to $78.19 in the prior year period.

Cost of revenues for the three months ended September 30, 2023 and 2022 were $327,928 and $492,991, resulting in gross margins of 55% and 60%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The gross margin percentage declined due to lower revenues and a higher percentage of fixed versus variable costs.

For the three months ended September 30, 2023, operating expenses were $1,269,769 as compared to $1,924,460 for the same period in 2022, a decrease of $654,691 or 34%. We significantly reduced expenditures in software development costs, advertising and marketing and selling general and administrative expenses for the 2023 period. Selling, general and administrative expenses decreased from $1,199,233 for the three months ended September 30, 2022 to $957,372 for the three months ended September 30, 2023, a decrease of $241,861 or 20%. The decrease was primarily driven by lower compensation expense. Advertising and marketing expenses decreased by $289,801 or 69% from $417,433 for the three months ended September 30, 2022 to $127,623 for the three months ended September 30, 2023 as the Company continues to reposition its marketing strategy. Software development costs decreased by $128,608 or 43% from $302,273 in the three months ended September 30, 2022 to $173,665 for the three months ended September 30, 2023. The decreased software development costs reflected lower development costs for our new product Stock Nanny as it nears release.

We continue to pursue reductions in our operating expenses. With the exception of the unusually high stock compensation expense incurred in the first two quarters this year we expect our selling general and administrative expenses to remain stable or decrease. Our software development costs should decline as we finalize the release of Stock Nanny. Advertising and Marketing expenses will stay at or near their current level until we launch Stock Nanny.

Our loss from operations for the three months ended September 30, 2023, was $869,229 as compared to a loss from operations of $1,198,301 for the prior year period. Lower sales combined with operating expenses driven by stock-based compensation resulted in the loss from operations. Non-operating income for the three months ended September 30, 2023, was $197,484 as compared to non-operating expense of $110,141 for the prior year period. Other income for the three months ended September 30, 2023 included $188,760 for expected tax credits from the Care’s Act Employee Retention Credit less estimated expenses.

Comparison of Nine Months Ended September 30, 2023 and 2022

Revenues for nine months ended September 30, 2023 were $2,324,870 as compared to $3,890,951 for the nine months ended September 30, 2023. We believe the decline of $1,566,081 or 40% was due to the macro-economic conditions discussed above as well as an increase in the number of competitors for the Company’s product. Average member count for the nine months ended September 30, 2023 was 3,564 as compared to 5,695 for the prior year period. Average monthly revenue per user was $72.23 for the nine months ended September 30, 2023 as compared to $75.64 for the prior year

Cost of revenues for the nine months ended September 30, 2023 was 1,202,534 as compared to $1,572,380 for the nine months ended September 30, 2022. Gross margin was $1,122,336 or 48% for the nine months ended September 30, 2023 as compared to $2,318,571 or 60% for the prior year period.

Operating expenses for the nine months ended September 30, 2023 were $5,369,668 or $337,124 less than the same period in 2022. Software development costs of $755,959 for the nine months ended September 30, 2023 were $76,184 or 9% lower than the same period in 2022 due to higher development costs incurred in the first quarter of 2023 for Stock Nanny, offset by decreased costs in the second and third quarters. Selling, general and administrative costs of $4,085,384 for the nine months ended September 30, 2023 were $469,954 higher than the same period in 2022. This increase was caused by stock compensation expense of $1,330,104 for the nine months ended September 30, 2023 which was $964,802 higher than the same period in 2022. Advertising and marketing expenses were $496,028 for the nine months ended September 30, 2023 or 60% lower than the same period in 2022.

Loss from operations was $4,247,332 as compared to $3,388,221 for the nine months ended September 30 2023 and 2022 respectively. The higher loss in the 2023 period was caused by lower revenues and gross margin as well as higher stock compensation expense which was only partially offset by lower software development costs and advertising and marking expenses.

Other income was $250,725 for the nine months ended September 30, 2023 as compared to other expense of $478,763 for the prior year period. The 2022 period included investment losses on the companies fixed income portfolio of $352,601 as well as higher interest expense on the Company’s senior debt which was repaid in 2022. As discussed above, the 2023 amounts include expected tax credits of $188,760.

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

EBITDA is defined by us as net income (loss) before interest expense, income tax, depreciation and amortization expense and certain non-cash transactions. EBITDA is not a measure of operating performance under GAAP and therefore should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Also, EBITDA should not be considered as a measure of liquidity. Moreover, since EBITDA is not a measurement determined in accordance with GAAP, and thus is susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to similarly titled measures presented by other companies.

The following table sets forth a reconciliation of net loss to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(671,745)	$(1,308,442)	$(3,996,607)	$(3,866,984)
Adjustments:
Interest expense	210	28,025	522	86,220
Investment (income) loss	(8,934)	68,802	(62,487)	352,601
Depreciation and amortization	11,100	5,521	32,297	16,646
Amortization of debt discount	-	13,314	-	39,942
Stock based compensation	156,343	117,090	1,330,104	365,302
Total adjustments	$158,719	$232,752	$1,300,436	$860,711
EBITDA	$(513,026)	$(1,075,690)	$(2,696,171)	$(3,006,273)

Off Balance Sheet Arrangements

As of September 30, 2023, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2023, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

November 14, 2023	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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