Form 10-K
period 2023-12-31
BLACKBOXSTOCKS INC.
filed 2024-04-01
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 726-9203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BLBX	The NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (2,254,793 shares of common stock) as of June 30, 2023 was $6,764,379 (computed by reference to the price at which the common equity was last sold ($5.92) as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

As of March 29, 2024, 3,226,145 shares of common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “Blackbox,” “Blackboxstocks,” or the “Company” refers to Blackboxstocks Inc., a Nevada corporation.

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

Overview of Business

We have developed a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels combined with a social media element and educational materials. Our web-based platform and native iOS and Android applications (the “Blackbox System”) employ “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. We continuously scan the New York Stock Exchange (“NYSE”), NASDAQ, Chicago Board Options Exchange (the “CBOE”) and other options markets, analyzing over 10,000 stocks and over 1,500,000 options contracts multiple times per second. We provide our subscribing members with a fully interactive audio and text based social media platform that is integrated into our dashboard, enabling our members to exchange information and ideas quickly and efficiently through a common network. We believe that the Blackbox System is a disruptive financial technology platform that uniquely integrates proprietary analytics with a community supported by a broadcast enabled social media system which connects traders of all kinds worldwide on an intuitive and user-friendly platform.

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

We employ a subscription-based Software as a Service (“SaaS”) business model and maintain a growing base of members that spans over 40 countries. We currently offer monthly subscriptions to our platform for $99 per month and annual subscriptions for $959 per year.

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

Standard Features

(Including but not limited to)

●	Real Time NYSE/NASDAQ Market Data
●	Real Time OPRA Options Trade Data
●	Real Time Streaming Market News Feed
●	Symbol Specific News
●	Options News and Upgrades/Downgrades
●	Institutional Grade Charts
●	Multi-Chart Capability
●	Earnings and Dividend Dates
●	Daily Advancers / Decliners Scanner
●	User-specific Watch List

Proprietary and Advanced Features

(Including but not limited to)

●	Real Time Algorithm Driven Stock & Options Alerts
●	User Defined Symbol Specific Alert Criteria
●	Options Flow Scanner / Heatmap
●	Pre-Configured Pre/Post Market Scanners
●	Stock and Option Volume Ratio Scanner
●	Volatility Indicator

●	Dark Pool Analysis
●	Insider Buying Analysis
●	Gamma Exposure
●	FINRA Short Interest Analysis
●	Net Options Delta and Dollar Flow
●	Feature Rich Text- and Audio-based Social Media Components

Added in 2023:

●	Added GoNoGo Trend® indicator
●	Added Team Trades Push Alerts
●	Added Ability to Create and Manage Watchlists in the Mobile Application
●	Optimized and Improved the Mobile Version of the Website
●	Added a Pro Tier
●	Added Additional Filters and Layouts to Extend Functionality of the Application

In 2022 and 2023, we added several new proprietary and advanced studies to the Blackbox system to help both options and stock traders. These studies encompass advanced data tools with real time data that are easy for traders of all levels to use.

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

Go/No-Go Study: We added the GoNoGo Trend ® indicator that provides a simple colored study available in our charts that displays the strength of a stock’s momentum using multiple technical factors.

Team Trade Push Alerts: We provided access to push alert notifications so that our members could get real time alerts on their mobile devices of the trades made by their favorite Blackbox Team Trader(s).

Watchlists for our Mobile Application: We improved our mobile application to include the capability to add watchlists. This feature allows our members to quickly analyze their specific portfolio positions using our powerful mobile application while on the go.

Pro Tier Capability: We added a pro-tier capability allowing professional traders to subscribe to our platform. Professional traders are required to pay substantially higher fees than retail traders for the exchange data we provide them. Due to these higher fees, most applications such as Blackbox are unable to provide access to their systems as it is not economically viable. We now have a new onboarding system that allows us to provide professional traders the ability to use our system.

Brokerage Integrations

We have trading integrations with the online brokerages E*Trade and TradeStation. These integrations allow our members to execute trades through E*Trade or TradeStation directly from our platform. Our members that use this integration feature have access to certain custom tools. One of these tools is a “quick-click” feature that loads our system’s stock and options alerts with two simple clicks, greatly reducing the time it takes for order entry. This feature is especially helpful for the order entry of option contracts, as they are detailed, lengthy, and cumbersome to enter. The system has been designed to quickly integrate with new brokers and we intend to expand the number of brokerages with whom we have trading integrations in the future.

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

Beginner	Intermediate	Advanced
Blackbox Intro Live	Dark Pool Basics	Options Adjustments
Intro to the Market	Technical Analysis 101	Understanding options for a Bull & Bear Market
Charting 101	Blackbox Trading System -Stocks	Options Strategies for Higher Volatility
Stock Basics	Blackbox Trading System -Options	Insights for Options Core Concepts
	Understanding Options Flow	Short Term Options Explained
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

Our Market Opportunity

We believe the global COVID-19 pandemic of 2020 stimulated significant change for online technologies including financial and trading related companies such as Blackbox. More than 10 million new brokerage accounts were opened by individuals in 2020 — more than ever in one year, according to Devin Ryan, an analyst at JMP Securities. This newfound interest in the market was very positive for us as our user base grew rapidly ind2021. The combination of an influx of new investors as well as the tendency for those new investors to gravitate towards innovative financial technology have been positive long term macro-economic trends for us.

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

Recent Technology and Development Initiatives

We continually upgrade our platform to provide the best user experience and maximum value for our members. Many of the new features or improvements to our existing features are suggested by our members. Much of our platform is community curated and we take pride in collaborating with and implementing the suggestions from our members that use our system every day. Our development efforts in 2023 were largely focused on enhancing core parts of our applications and fine-tuning the overall architecture to improve cost efficiencies, eliminate remaining technical debt, and provide our members with a more stable, scalable, and performant system

Development of Native Applications for iOS and Android

We currently have fully-featured native applications for iOS and Android devices which were released in April of 2022. We believe that our mobile applications provide our members additional flexibility in their ability to access our platform when away from a desktop computer.

Platform Upgrades

Since the end of 2021, we have made significant upgrades and changes to our platform. We launched version 2.0 of the application which was a complete rewrite of the application front-end and overhaul of the backend to take advantage of modern technology capabilities that were widely unavailable when the product was initially released. This resulted in much better performance, a smaller resource footprint, and improved reliability and scale. Other development initiatives included the ability to view multiple charts, an enhanced social media capability, and enhanced charting studies, which include additions of new features or indicators such as our GoNoGo indicator, gamma exposure, net options delta and others.

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

Stock Nanny

We are currently developing a new product named Stock Nanny in the form of a mobile app for iOS and Android that will provide real-time portfolio alerts for a broad demographic of investors. Many of these alerts are a product of derived data currently generated on the Blackbox platform. This app will be designed to integrate with online brokerage platforms and allow the user to import their current stock positions and stocks on their watchlist into our app. We believe these alerts will be extremely useful for portfolio management, loss mitigation, and other investment strategies. We plan to provide extensive menu options to allow the user to customize this application to their specific needs. This will be a stand-alone product and we plan to target all self-directed retail investors, not just day traders or swing traders allowing the Company to address a much broader segment of the market. We expect to release this product in 2024.

Enterprise Products for Professionals

We have not historically marketed our product to persons or entities deemed by the exchanges as “professional traders” or financial institutions. A professional trader is generally defined by the exchanges as a person that:

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

In 2023 we developed a streamlined digital onboarding process allowing financial professionals to be able to use our product. We believe that this is an important first step to not only marketing our existing products to financial professionals but also developing new and even bespoke products for this market segment. We are targeting financial institutions to utilize our products, subsets of our systems or even creating bespoke products on their behalf. Poor market performance in 2022 presented significant challenges to retail oriented companies in our industry including us. In order to provide different and more stable revenue streams, we believe it is important for us to use our existing technology base as a basis to develop new revenue streams from professional and institutional customers.

Marketing of the Blackbox System

We launched our Blackbox System and platform for use in the United States and made it available to subscribers in September 2016. Use of the platform is sold on a monthly or annual subscription basis to individual consumers through our website at https://blackboxstocks.com. We believe our Blackbox System subscriptions are priced competitively with similar web-based trading tools although the number of competitors offering limited aspects of what our system provides at lower prices has increased in 2023. We primarily use a combination of digital marketing campaigns and customer referral compensation plans in our advertising program. Our digital advertising efforts are comprised of display and video ads, along with banner and text ads across multiple search and social platforms. We also utilize targeted email marketing and a strategic global marketing campaign for brand awareness. We believe that this form of advertising has been and will continue to be effective in attracting subscribers. We continuously monitor and evaluate the effectiveness of specific social media platforms and allocate marketing funds accordingly. We also promote our subscriptions through an established compensated customer referral program. We offer certain subscribers the right to promote the Blackbox System and receive referral fees for subscribers generated from such subscribers’ effort. Generally, we pay referring subscribers $25 for each subscription generated and $25 for each month the subscriber continues their subscription. We incurred $187,781 and $379,353 in customer referral expenditures in each of the years ended December 31, 2023 and 2022, respectively. We expect to continue utilizing the customer referral sales program as it has proven to be an efficient form of advertising. Our advertising and marketing expense was $629,984 and $1,468,702 for the years ended December 31, 2023 and 2022, respectively. We significantly reduced the amount of our digital marketing spend during 2023 as part of an overall expense reduction as well as a review of the effectiveness of certain marketing strategies. We intend to continue to deploy a significant amount of marketing funds on both digital campaigns and customer referral programs in the future. In addition, we may also utilize television and radio advertising.

Our marketing of products targeted toward institutional customers is anticipated to rely less on the current digital marketing that we have historically utilized and is not expected to utilize affiliate marketing strategies.

Industry Partners and Relationships

We have several arrangements and agreements with financial industry partners that encompass marketing partnerships, educational resources and licenses. We believe our relationship with large well-known brokerage firms enhance our credibility and provide added value to our members. Among these partnerships are marketing agreements with E*TRADE and TastyTrade whereby these firms provide us with a referral fee for new accounts that we bring to them as well as offering our members discounted commissions on options trades. The referral fees are not currently material to our revenue but we believe the that our initial relationship with these firms is significant and provides us with an opportunity to expand these relationships to bring greater value to our members.

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

Intellectual Property

We rely on a combination of trademark and copyright laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product coding and marks. The Company has registered its name and logo with the United States Patent and Trademark Office (“USPTO”) and is pursuing registration of other brand names and marks.  The proprietary portion of the Blackbox System including its coding and methodology is protected by contractual confidentiality provisions of both employees and independent contractors.

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

In spite of these factors that differentiate us, we believe the following companies may be considered competitors due to similar product features and retail price points: Trade Ideas, Flow Algo, Unusual Whales and Trade Alert. Companies with social media platforms dedicated to financial markets include Stock Twits and Wall Street Bets.

Employees

As of March 28, 2024, the Company had ten full-time employees. We also currently have eighteen contract workers that primarily serve as team traders on our Blackbox System platform or developers.

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

Recent Developments

Binding Amendment to Amended Letter of Intent

On November 24, 2023, the Company entered into a Binding Amendment to Amended Letter of Intent (the “LOI Amendment”) with Evtec Group Limited (“Evtec Group”), Evtec Automotive Limited (“Evtec Automotive”), and Evtec Aluminium Limited (“Evtec Aluminium, and together with Evtec Group and Evtec Automotive, the “Evtec Companies”), which amended a non-binding Amended Letter of Intent (the “LOI”) dated April 14, 2023. Pursuant to the LOI Amendment, the Company agreed to continue to negotiate in good faith to consummate a proposed acquisition of the Evtec Companies contemplated by the LOI (the “Proposed Transaction”), subject to the terms of the LOI Amendment.

As a condition to the Company’s continued good faith negotiations regarding the Proposed Transaction, the Evtec Companies agreed to (i) pay the Company aggregate extension fees totaling $400,000 which were guaranteed by a credit worthy affiliate of the Evtec Companies, (ii) provide extension loans of up to $400,000 to the Company if the Proposed Transaction has not closed on or before April 1, 2024, (iii) pay the Company amounts in cash equal to any documented legal fees and third-party expenses incurred or payable by the Company in connection with the Proposed Transaction up to $175,000, including any such expenses incurred prior to the date of the LOI Amendment, (iv) forfeit and return 2,400,000 shares of the Series B Convertible Preferred Stock (the “Series B Stock”) acquired by Evtec Group under the terms of that certain Securities Exchange Agreement dated June 9, 2023 (the “Securities Exchange Agreement”), and (v) permit the Company to convert each of the 4,086 preferred shares of Evtec Group issued to the Company pursuant to the Securities Exchange Agreement into one ordinary share of Evtec Group. The Company recorded $575,000 as other income on the statement of operations of which $475,000 was outstanding as of December 31, 2023.

As provided for in the LOI Amendment, Evtec Group entered into an agreement with the Company dated November 28, 2023 (the “Forfeiture Agreement”) pursuant to which Evtec Group forfeited all of its right, title and interest in and to the 2,400,000 Series B Stock acquired by Evtec Group pursuant to the Securities Exchange Agreement in order to further induce the Company to continue to negotiate in good faith to consummate the Proposed Transaction. Pursuant to the Forfeiture Agreement, the Company has no obligation to make any payment to Evtec Group, in cash or otherwise, for any such Series B Stock that are so forfeited. The shares of Series B Stock forfeited by Evtec Group were cancelled as of the date as of the date of the Forfeiture Agreement.

Share Exchange Agreement

On December 12, 2023, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Evtec Aluminium, and the shareholders of Evtec (the “Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Share Exchange Agreement, we expect to acquire all of the issued and outstanding share capital of Evtec Aluminium, with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company (the “Exchange”). At the closing of the Exchange, the Evtec Aluminium shareholders will receive shares of our common stock in exchange for capital shares of Evtec Aluminium based on the exchange ratio formula in the Share Exchange Agreement. Upon closing of the Exchange, the Evtec Aluminium shareholders are expected to collectively own 73.2% of the aggregate common stock of the Company.

Closing of the Exchange is subject to various customary closing conditions, and, among other things, conditioned upon (i) organization of a wholly-owned corporate subsidiary expected to be known as Blackbox.io Inc. (“Blackbox Operating”) to hold Company legacy assets and continue the Company’s legacy business operations, (ii) execution of an employment agreement between the Company and Robert L. Winspear, (iii) execution of an Option Agreement by the Company and Gust Kepler for the sale and repurchase of Mr. Kepler’s Series A Stock (described below), (iv) effectiveness of a registration statement registering shares to be issued in the transaction, (v) Evtec Aluminium securing pre-close equity financing in the amount of at least $5,000,000, and (vi) the Evtec Companies’ satisfaction of all obligations set forth in the LOI Amendment. The Share Exchange Agreement contains certain termination rights for both the Company and Evtec Aluminium, and further provides that upon termination of the Share Exchange Agreement under specified circumstances, the terminating party may be required to pay the other party a termination fee of $500,000 plus up to $250,000 in fees and expenses incurred by such other party.

Following the Closing, it is expected that the board of directors of the combined organization will consist of 5 members. Robert Winspear will remain as a director and the remaining 4 directors will be designated by Evtec Aluminium and will include David Roberts, the founder of the Evtec Companies, who is expected to be named Chairman of the Company’s board of directors. Following the Closing, the Company will change its name to Evtec Holdings, Inc. and it is expected that the shares of common stock of the combined organization will be listed on the Nasdaq Capital Market.

The Share Exchange Agreement contains customary representations, warranties and covenants of the Company and Evtec Aluminium, including, among others, (i) a covenant to issue contractual contingent value rights agreements (each a “Contingent Value Rights Agreement” to each holder of Company Common Stock immediately prior to Closing (described below), (ii) if mutually agreed, the Company will use commercially reasonable efforts to effect a reverse stock split of its common stock, (iii) organize Blackbox Operating and contribute all current pre-Closing business assets of the Company to Blackbox Operating and cause Blackbox Operating to assume all pre-Closing business liabilities of the Company, subject to certain reservations, and (iv) covenants that require each of the Company and Evtec Aluminium to (A) conduct its business in the ordinary course during the period between the execution of the Share Exchange Agreement and the Closing or earlier termination of the Share Exchange Agreement, subject to certain exceptions, and (B) not engage in certain kinds of transactions during such period (without the prior written consent of the other). Each of the Company and Evtec Aluminium have agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combination transactions.

Option Agreement

As a condition to the parties’ execution of the Share Exchange Agreement, the Company and Mr. Kepler will execute an Option Agreement (the “Option Agreement”), pursuant to which the Company will have the right to call for redemption and Mr. Kepler will have the right to cause the Company to redeem all of the issued and outstanding Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Stock”), of the Company held by Mr. Kepler in exchange for shares of Series A Convertible Preferred Stock of Blackbox Operating, which shall be substantially similar to the Series A Convertible Preferred Stock of the Company.

Contingent Value Rights Agreements

At the Closing of the Share Exchange Agreement transaction, the Company, a representative of the Company stockholders prior to the Closing, and a to be appointed Rights Agent, will enter into a Contingent Value Rights Agreement. Pursuant to the Share Exchange Agreement and the Contingent Value Rights Agreement, each share of Company common stock held by Company stockholders as of a record date immediately prior to the Closing will receive a dividend of one contingent value right (“CVR”) entitling such holders to receive, in connection with certain transactions involving Blackbox Operating (a “CVR Transaction”), an amount equal to the net proceeds actually received by the Company at the closing of such transaction, or in the event that the Option Agreement is exercised, its pro-rata portion of the aggregate number of shares of Blackbox Operating common stock held by the Company at the time the Option Agreement is exercised. A CVR Transaction is generally a transaction pursuant to which (i) the Company or Blackbox Operating grants, sells, licenses or otherwise transfers some or all of the rights to the Blackbox Operating assets, or other monetizing event of all or any part of the Blackbox Operating assets; or (ii) the exercise of that certain Option Agreement.

The CVR payment obligations will expire on the second anniversary following the Closing. The CVRs will not be transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. Until the CVR expiration date, subject to certain exceptions, the Company will be required to use commercially reasonable efforts to continue the operations of Blackbox Operating and seek to consummate a CVR Transaction.

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

Risks Related to Our Business

We expect to invest heavily in growing our business, which may cause our sales and marketing, research and development, and other expenses to increase and our margins to decline.

We believe that our revenue growth, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks, and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various service offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our customer base may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape, and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or margin improvement could have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

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

We face significant competition and we expect such competition to increase. Our industry and the markets we serve are evolving rapidly and becoming increasingly competitive. Larger and more established companies may focus on our markets and could directly compete with us. Smaller companies could also launch new platforms and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets to continue to focus on these areas. A number of these companies may have greater financial, technological, and other resources than we do and greater name recognition than us, which may enable them to compete more effectively. Specifically, we believe the following companies to be direct competitors: Trade Ideas, Flow Algo, Unusual Whales and Trade Alert. Companies with social media platforms dedicated to financial markets include Stock Twits and Wall Street Bets. Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of our customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share, or decreased customer engagement, any of which could adversely affect our business and operating results.

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

We have registered our “Blackboxstocks” tradename and logo with the USPTO. We may apply for registration of additional product name or marks.

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

Risks Relating to the Exchange

The Company will allocate time and resources to effecting the Exchange and incur non-recurring costs related to the Exchange.

The Company and its management have allocated and will continue to be required to allocate time and resources to effecting the completion of the Exchange and related and incidental activities. There is a risk that the challenges associated with managing these various Exchange initiatives may have a business impact and that consequently the underlying businesses will not perform in line with expectations. This could have an adverse effect on the reputation, business, financial condition or results of operations of the Company.

In addition, the Company expects to incur a number of non-recurring costs associated with the Exchange, including taxes, legal fees, advisor fees, filing fees, mailing expenses, and financial printing expenses. There can be no assurance that the actual costs will not exceed those estimated and the actual completion of the Exchange may result in additional and unforeseen expenses. Many of these costs will be payable whether or not the Exchange is completed. While it is expected that benefits of the Exchange achieved by the Company will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all, particularly if the Exchange are delayed or does not happen at all. These combined factors could adversely affect the business, results of operations or financial condition of the Company.

The Exchange will require Evtec Aluminium to apply for an initial listing on Nasdaq which may not be granted.

The Exchange is expected to be treated as a reverse merger by Nasdaq which requires Evtec Aluminium to apply for an initial listing on the Nasdaq Capital Market. There are numerous listing requirements including but not limited to minimum equity requirements and certain minimum requirements for stockholder holdings and a minimum bid price of $4.00 per share. There can be no assurance that Evtec Aluminium will be able to meet the initial listing requirements of the Nasdaq Capital Market which could result in either the Company’s delisting or termination of the Exchange.

The calculation of the number of Blackboxstocks shares to be issued may be adjusted if there is a change in Evtec Aluminium share capital between the date of Share Exchange Agreement and Closing.

The calculation of the number of the Blackboxstocks shares to be issued in the Exchange may be adjusted in the event that Evtec Aluminium issues any share capital between the date of the Share Exchange Agreement and Closing pursuant to the exchange ratio in the Share Exchange Agreement. The parties may not be permitted to terminate the Share Exchange Agreement because of changes in the exchange ratio.

The Exchange may not be completed on the terms or timeline currently contemplated, or at all, as Blackboxstocks or Evtec Aluminium may be unable to satisfy conditions or obtain the approvals required to complete the Exchange or such approvals may contain material restrictions or conditions.

Completion of the Exchange is subject to numerous conditions. Although the Company is diligently applying its efforts to take, or cause to be taken, all actions to do, or cause to be done, all things necessary, proper or advisable to consummate the Exchange, there can be no assurance that these conditions will be fulfilled or that the Exchange will be completed on the terms or timeline currently contemplated, or at all. We have and will continue to expend time and resources and incur expenses related to the Exchange. Many of these expenses must be paid regardless of whether the Exchange are consummated. Governmental agencies and/or the Nasdaq may not approve the Exchange, may impose conditions to the approval of the Exchange or require changes to the terms of the Exchange. Any such conditions or changes could have the effect of delaying completion of the Exchange, imposing costs on or limiting the revenues of the Company following the Exchange or otherwise reducing the anticipated benefits of the Exchange.

Completion of the Exchange may trigger certain provisions in agreements to which the Company or its planned operating subsidiary is a party.

The completion of the Exchange may trigger certain change in control, consent, assignment or other provisions in agreements to which the Company, its planned operating subsidiary, or Evtec Aluminium is a party. In addition, the completion of the Exchange may trigger certain technical provisions in agreements to which the Company, its planned operating subsidiary or Evtec Aluminium is a party. If such parties are unable to assert that such provisions should not apply, or the parties are unable to comply with or negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, including potentially terminating such agreements or seeking monetary damages. Even if the Company, its operating subsidiary or Evtec Aluminium is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the Company.

Failure to complete the Exchange could adversely affect the market price of our common shares as well as our business, financial condition and results of operations.

If the Exchange is not completed for any reason, the price of our common shares may decline, and our business, financial condition and results of operations may be impacted to the extent that the market price of our common shares reflects positive market assumptions that the Exchange will be completed and the related expected benefits will be realized; based on significant expenses, such as legal, advisory and financial services which generally must be paid regardless of whether the Exchange is completed; based on potential disruption of our business and distraction of our workforce and management team; and the requirement in the Share Exchange Agreement that, under certain limited circumstances, we must pay Evtec Aluminium a termination fee of $500,000, plus, all fees and expenses (up to $250,000) incurred by Evtec Aluminium in connection with the authorization, preparation, negotiation, execution and performance of the Share Exchange Agreement and other contemplated transactions under the Share Exchange Agreement (the “Contemplated Transactions”).

The announcement and pendency of the Exchange could have an adverse effect on the stock price of our common shares as well as our business, financial condition, results of operations or business prospects.

The announcement and pendency of the Exchange could disrupt our businesses in negative ways. For example, customers and other third-party business partners may seek to terminate and/or renegotiate their relationships with the Company as a result of the Exchange, whether pursuant to the terms of their existing agreements or otherwise. In addition, current and prospective employees may experience uncertainty regarding their future roles with the Company upon consummation of the Exchange, which might adversely affect our ability to retain, recruit and motivate key personnel. Should they occur, any of these events could adversely affect the stock price of our common shares, or harm our financial condition, results of operations or business prospects.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the Exchange.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the Exchange. Uncertainty about the effect of the Exchange on our employees may have an adverse effect. This uncertainty may impair our ability to attract, retain and motivate personnel until the Exchange is completed.

Litigation relating to the Exchange, if any, could result in an injunction preventing the completion of the Exchange and/or substantial costs to Blackboxstocks.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Share Exchange Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Share Exchange Agreement already implemented and to otherwise enjoin the parties from consummating the Exchange. One of the conditions to the closing of the Exchange is that no injunction by any governmental entity having jurisdiction over Blackboxstocks or Evtec Aluminium has been entered and continues to be in effect and no law has been adopted, in either case that prohibits the closing of the Exchange. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Exchange, that injunction may delay or prevent the Exchange from being completed within the expected time frame or at all, which may adversely affect our business, financial position and results of operations.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

Risk Management & Strategy

We employ several strategies to identify and to mitigate its cybersecurity risk as a part of it overall risk management strategy. Whereas no entity can be 100% secure against all forms of cyber threats. We strive to identify and minimize the risk where possible. Company management under the direction of its Chief Technology Officer are primarily responsible for identifying risks and adopting appropriate policies with respect to those risks. Third parties may be used to augment company resources in this regard including but not limited to resources provided by the Company’s cyber policy insurance carrier. Risks that are specific to the Company’s operations include security around the servers and systems that are used to host and run the Blackbox System. These servers including their backups are hosted remotely and monitored throughout the day by both operations and technology personnel. The Company has adopted a comprehensive Cyber Security Policy that encompasses and addresses cyber risks that are more common to many businesses including system access, password policies, third party software and similar matters. Blackbox also carries appropriate insurance for cyber related risks.

Governance

Overall governance of our cybersecurity is overseen by the Company’s full board of directors. No specific committee exists to oversee cybersecurity. Brandon Smith, our Chief Technology Officer, is primarily responsible for managing the Company’s cybersecurity risks and related policies. Mr. Smith has over 20 years of experience in technology including software development and infrastructure consulting. In addition to an MBA from Southern Methodist University, Mr. Smith holds a BBA in CIS from Texas State University. Management meets with the board not less than annually to review the company’s cybersecurity risks and policies but will meet with the board on an immediate basis if circumstances so dictate.

Item 2.	Properties.

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space leased from Teachers Insurance and Annuity Association of America. During the years ended December 31, 2023 and 2022 we incurred approximately $126,000 and $103,000, respectively, in office rental expense. Future minimum rental payments under the extended lease are approximately $441,851.

We believe that the existing facilities at March 28, 2024, will be adequate to meet our operational requirements through 2024. We believe that all such facilities are adequately covered by appropriate property insurance.

Item 3.	Legal Proceedings.

The information set forth in Note 9, "Commitments and Contingencies" of the notes to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K relating to our legal proceedings is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, $0.001 par value, began trading on the Nasdaq Capital Market on November 9, 2021 under the symbol “BLBX”.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 28, 2024, we had 618 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of March 28, 2024, we had 3,226,145 shares of our Common Stock issued and outstanding.

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

On January 7, 2022 the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program terminated on December 31, 2023. The Company repurchased 693,368 shares of common stock for an aggregate purchase price of $1,209,125. This use of proceeds was not anticipated or disclosed in the Company’s prospectus.

Other than as described above, the proceeds of the public offering have been used as described in the prospectus to promote and market our Blackbox System platform and increase our subscriber base, and for general and administration expenses.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding purchases made under the Company’s stock repurchase plan for up to $2,500,000 of the Company’s Common Stock. The program was authorized and publicly announced on January 7, 2022 and terminated on December 31, 2023. . The following purchases were made in the fourth quarter of the fiscal year ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase under the Plans or Programs
October 1, 2023 through October 31, 2023	4,407		$2.24	692,168	$0
November 1, 2023 through November 30, 2023	2,300		$2.02	693,368	$0
December 1, 2023 through December 31, 2023	0	$	N/A	693,368	$0
Total	693,368		$1.74	693,368	$0

Item 6.	[Reserved]

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2023 and 2022 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

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

Key Events and Recent Developments

On December 12, 2023, we entered into a Share Exchange Agreement with Evtec Aluminium and the shareholders of Evtec Aluminium (“Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Share Exchange Agreement, we expect to acquire all of the issued and outstanding share capital of Evtec Aluminium, with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company. At the closing of the Exchange, the Evtec Aluminium shareholders will receive shares of our common stock in exchange for capital shares of Evtec Aluminium based on the exchange ratio formula in the Share Exchange Agreement. Upon closing of the Exchange, the Evtec Aluminium shareholders are expected to collectively own 73.2% of the aggregate common stock of the Company. See Part I, Item 1 “Business – Recent Developments.

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

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is listed on the Nasdaq Capital Market under the symbol “BLBX.” Our corporate website is located at https://blackboxstocks.com.

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2023, the Company incurred an operating loss of $5,297,671 and a net loss of $4,664,455 as compared to an operating loss of $4,546,026 and a net loss of $5,019,882 for the year ended December 31, 2022. Cash flows used in operations totaled $3,166,067 for the year ended December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has executed a Share Exchange Agreement with Evtec Aluminium, whereby the Company expects to acquire all of the issued and outstanding share capital of Evtec Aluminium, with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company. The Exchange is expected to be accounted for as a reverse acquisition with Evtec Aluminium being the accounting acquiror. The Company believes that the Exchange with Evtec Aluminium will attract additional capital investment as Evtec Aluminium is substantially larger than Blackbox and has a strong acquisition pipeline. Management has also implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company’s operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms or if it will be able to consummate the planned Exchange with Evtec Aluminium.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2023 and through March 28, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

During the period ended December 31, 2022, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate ranging from 2.72% to 3.37%, expected volatility ranging from 110% to 127% based on the volatility of the Company’s common stock, various exercise prices, and terms of 10 years.

During the period ended December 31, 2023, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 3.73% to 4.44%, expected volatility ranging from 130% to 140% based on the volatility of the Company’s common stock, various exercise prices, and terms of 10 years.

Liquidity and Capital Resources

At December 31, 2023, the Company had a combined balance of cash and marketable securities with a total value of $475,652. The Company incurred negative cash flow from operations of $(3,166,067) for the year ended December 31, 2023 as compared to negative cash flow from operations of $(4,285,039) in the prior year. Cash flows used in investing activities excluding marketable securities were $2,605 and $65,941 for the years ended December 31, 2023 and 2022, respectively, and were related primarily to the purchase of server equipment and office furniture. With the exception of the liquidation of $3,213,325 of marketable securities consisting of certain debt funds, the purchase and sales of marketable securities was done in a company trading account with less than $100,000 that is used to research and demonstrate certain trading tactics used on our platform. We expect capital expenditures to remain moderate for 2024 in order to maintain our current operations. Cash flows from financing for the year ended December 31, 2023 was $(56,383) and consisted of $28,773 in repayments of debt and $27,650 in purchases of treasury stock.

As noted above, the Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on what terms.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

For the years ended December 31, 2023 and 2022, the Company’s revenue was $3,106,026 and $4,959,109, respectively. The decrease of $1,853,023 or 37.4% was driven primarily by a decline in subscribers which we believe to a number of factors including a poor economic environment and an increase in competition from both legitimate competitors and illegitimate competitors. Illegitimate competitors include sites or chat rooms that sell pirated data from companies such as Blackbox. Our average subscriber count for the year ended December 31, 2023 was 3,411 or 37.1% lower than the year ended December 31, 2022. Average monthly revenue per subscriber was $75.88 per month for the year ended December 31, 2023 as compared to $75.75 for the year ended December 31, 2022. The Company continues to run periodic promotions that offer discounts from our regular monthly subscription of $99.97 and annual subscription price of $959.00. This included a Cyber Monday/Black Friday promotion of a 2-year membership for $1,198 in 2023. Gross margin for the year ended December 31, 2023 was $1,439,834 or 46.4% of revenues as compared to 2022 gross margin of $2,878,230 or 58.0% of revenues. The decrease in the gross margin percentage from 2022 to 2023 was due to a lower average revenue per subscriber and poorer fixed cost absorption. The primary costs of operating our platform include data feeds of real time prices from exchanges, news feeds, personnel costs of our moderators as well as general system expenses.

For the year ended December 31, 2023, our operating expenses decreased from $7,424,256 in 2022 to $6,737,505 in 2023. This decrease of $686,751 or 9.3% was due to substantially lower software development costs and advertising and marketing expenses. Software development expenses declined by $279,420 as 2022 expenses included expenditures related to the release of our mobile application and an unusually high level of expense related to infrastructure development. We expect our development expenses in 2024 to remain at or below their current level. Advertising and marketing expenses declined by $838,718 in 2023 as compared to 2022. 2023 Advertising and marketing expenses of $629,984 declined as a result of a lack of cost-effective digital marketing opportunities as compared to prior years. We continue to explore different marketing strategies that are more cost effective. Our selling, general and administrative costs increased by $410,705 or 8.7% to $5,140,391 for the year ended December 31, 2023. The increase resulted from an increase in stock-based compensation of $1,007,192 and higher legal fees that were only partially offset by lower most other expenses most notably investor and public relations which declined by $342,108.

For the year ended December 31, 2023, other income was $633,216 as compared to other expense of $473,856 for the year ended December 31, 2022. The year ended December 31, 2023 included other income of $575,000 related to the extension agreement executed with the Evtec Companies. The primary components of the 2022 expense were interest expense of $98,451 and amortization of debt discount of $46,597 and an investment loss of $328,718.

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

Reconciliation of net loss to EBITDA

	Year ended December 31,
	2023	2022
Net loss	$(4,664,455)	$(5,019,882)
Adjustments:
Interest expense	633	98,541
Investment (income) loss	(58,849)	328,718
Depreciation and amortization expense	43,410	22,728
Amortization of debt discount	-	46,597
Stock based compensation	1,489,652	482,460
Total Adjustments	1,533,695	979,044
EBITDA	$(3,130,760)	$(4,044,838)

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2023 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, our principal executive officer and principal financial officer have assessed the effectiveness of internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2023, our internal controls over financial reporting were effective and there are no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal controls over financial reporting during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position(s) Held
Executive Officers
Gust Kepler	59	Director, President and Chief Executive Officer
Robert Winspear	58	Director, Chief Financial Officer and Secretary
Eric Pharis	48	Chief Operating Officer
Charles Smith	53	Chief Technology Officer
Non-Employee Directors
Ray Balestri*	64	Director (1) (2) (3)
Keller Reid*	43	Director (1) (2) (3)
Dalya Sulaiman*	57	Director (1) (2) (3)

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

Non-Employee Directors

Ray Balestri, Director. Mr. Balestri was appointed to serve as a director on September 11, 2021. Mr. Balestri has been a partner with Bell Nunnally since 2009 and has over 30 years’ experience as a corporate attorney.  His practice focuses on assisting businesses with a wide variety of matters, including mergers and acquisitions, business sales and spin-offs, private placements, private equity and venture capital investments, C-level employment agreements and employee equity plans, and general corporate counseling in a broad array of industries. In addition to his legal experience Mr. Balestri has significant investment experience in a wide variety of private companies with over 40 holdings through his family investment partnership. Mr. Balestri earned a B.S. in mathematics from the University of Illinois and a J.D. from Harvard University. The Company believes that Mr. Balestri’s substantial legal knowledge as well as his merger and acquisition experience gives him the qualifications and skills necessary to serve as a director of our Company

Keller Reid, Director. Mr. Reid was appointed as a director on January 31, 2023. Mr. Reid has served as the Director of Technology and Trading for Ackerman Capital, a Dallas Based family office, for the past nine years. In that position, he has accumulated an extensive knowledge and background in both the technology and strategic aspects of trading systems. Previously, Mr. Reid served as Vice President, Head of Execution Sales and Strategy at Apex Clearing (formerly Penson Execution Services). While at Penson, Mr. Reid developed an electronic routing algorithm that was granted a patent by the United States Patent and Trademark Office, (U.S. 8015099). Mr. Reid holds a Bachelor of Science degree from Carnegie Mellon University

Dalya Sulaiman, Director. Ms. Sulaiman was appointed to serve as a director on September 11, 2021. Ms. Sulaiman has been founder and CEO of Dalya Imar Insaat, a construction company based in Istanbul Turkey since 2008. In addition to her role at Dalya Imar Insaat, Ms. Sulaiman serves as a consultant to Tepe Construction (a family-owned construction company) on industrial and commercial construction projects globally and represents certain food and beverage brands expanding into new markets. Ms. Sulaiman also manages other real estate investments for MAM Abramenko as well as brand management. Ms. Sulaiman graduated from Texas Christian University with a BBA. The Company believes that Ms. Sulaiman’s international business experience and relationships gives her the qualifications and skills necessary to serve as a director of our Company.

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

The Audit Committee is composed of Ray Balestri (Chairman), Keller Reid, and Dalya Sulaiman. The Audit Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Audit Committee met 3 times in 2023. Under the applicable rules and regulations of the Nasdaq Capital Market, each member of the Audit Committee must be considered independent in accordance with Nasdaq Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of the members is “independent” as that term is defined under applicable Nasdaq and SEC rules. The Audit Committee has at least one financial expert (as defined by 407 (d)(5)(ii) of Regulation S-K). The board has also determined that Ray Balestri meets the qualifications of an "audit committee financial expert," as defined under the applicable rules and regulations of the SEC.

Compensation Committee

The Compensation Committee is composed of Ray Balestri (Chairman), Keller Reid and Dalya Sulaiman, each of whom is an independent director, as defined by Nasdaq Rule 5605(a)(2). The Compensation Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Compensation Committee met twice in 2023. The Compensation Committee is empowered to advise management and make recommendations to the Board with respect to the compensation and other employment benefits of executive officers, key employees and directors of the Company. The Compensation Committee also administers the Company’s stock incentive plan for officers, directors, employees and consultants. The Compensation Committee is authorized, among other powers, to determine from time to time the individuals to whom options shall be granted, the number of shares to be covered by each option and the time or times at which options shall be granted pursuant to our stock incentive plans. We have adopted a Compensation Committee charter which can be found on our investor website at https://blackboxstocks.com.

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

Nominating and Governance Committee

The Nominating and Governance Committee is composed of Ray Balestri (Chairman), Keller Reid and Dalya Sulaiman, each of whom is an independent director, as defined by Nasdaq Rule 5605(a)(2). The Nominating and Governance Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Nominating and Governance Committee met one time in 2023. We have adopted a Nominating and Governance Committee charter which can be found on our investor website at https://blackboxstocks.com.

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

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid to our principal executive officer and our two other most highly compensated executive officers serving during the last completed fiscal year (collectively, the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards	Total (1)
Gust Kepler, Director, President and Chief	2023	$200,000	$14,058	--	$214,058
Executive Officer (Principal Executive Officer)	2022	$66,833	$7,461	--	$74,294
Robert Winspear, Director, Chief Financial	2023	$200,000	--	--	$200,000
Officer and Secretary (Principal Financial Officer)	2022	$200,000	--	-	200,000
Charles Smith, Chief Technology Officer	2023	$180,000	--	--	$180,000
	2022	$180,000	--	-	$180,000

(1) Other than the remuneration discussed above, during the periods described we had no retirement, pension, profit sharing, or similar program for the benefit of the officers, directors or employees of the Company.

(2) Reflects cash bonus payment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our Named Executives as of December 31, 2023:

		Equity Awards
		Number of Securities Underlying Unexercised awards		Exercise Price	Expiration Date
Name	Date	Exercisable	Unexercisable
Gust Kepler		0	0
Robert Winspear (1)	9-11-2021	18,750	6,250	$7.80	9-11-2031
Charles Smith (2)	11-29-2021	8,681	3,819	$13.68	11-29-2031

(1)	Equity award is in the form of a warrant
(2)	Equity award is in the form of a stock option

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards at Fiscal Year End Tables

Gust Kepler, a director and our President and Chief Executive Officer was paid an annual salary of $12,000 until September 1, 2022 at which time his salary was increased to 200,000. Mr. Kepler was paid a discretionary cash bonus of $14,058 and $7,481 in 2023 and 2022, respectively.

Robert Winspear, a director and our Chief Financial Officer and Secretary was appointed to serve as Chief Financial Officer and Secretary on September 11, 2021. Mr. Winspear’s salary is $200,000 per year. Mr. Winspear was also granted a warrant to purchase 25,000 shares of Common Stock at a price of $7.80 per share. The shares vest ratably over 36 months and the warrant is exercisable for ten years. Prior to joining the Company, Winspear Investments LLC, which is jointly owned by Mr. Winspear and his wife, performed consulting services for the Company and received 25,000 shares of stock as compensation for such services in 2021.

Charles Smith was appointed to serve as our Chief Technology Officer on November 29, 2021. Mr. Smith’s salary is $180,000 per year. Mr. Smith was granted an option to purchase 12,500 shares of Common Stock at a price of $13.68 per share. The option vests monthly over 36 months and is exercisable for ten years. Prior to joining the Company Cypheon Solutions Inc., which is 100% owned by Mr. Smith, performed consulting services for the Company and was paid $183,062 during 2021.

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

The following table sets forth certain information with respect to the compensation paid to our non-employee directors, excluding reasonable travel expenses, for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Andrew Malloy (2)	3,333					3,333
Keller Reid (1) (2)	20,000	30,000	4,792	0	0	54,792
Ray Balestri (1)	10,000	30,000	5,000	0	0	45,000
Dalya Sulaiman (1)	30,000	0	5,000	0	0	35,000

(1) Non-employee directors receive an annual retainer of $30,000 payable in cash or stock. Mr. Malloy, Mr. Reid and Ms. Sulaiman were in paid in cash for their service through September of 2023 and Mr. Balestri received a grant of 7,353 shares in lieu of cash. For the period from October of 2023 through September 2024 Mr. Balestri and Ms. Sulaiman elected to be paid in cash and Mr. Reid received a stock grant of 11,858 shares. Non-employee directors also received an option to purchase 1,250 shares of Common Stock which vests over one year.

(2) Mr. Malloy resigned as a director effective January 6, 2023 and Mr. Reid was appointed as a director on January 31, 2023

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the aggregate number of shares subject to outstanding equity awards held by our non-employee directors as of December 31, 2023.

Name	Grant date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Keller Reid (1)	11-17-2023	12,016	$33,884
Ray Balestri	11-17-2023	1,146	$9,949
Dalya Sulaiman (1)	11-17-2023	1,146	$1,125

(1) Based on options for 1,250 shares granted to Mr. Balestri and Ms. Sulaiman which vest over twelve months and a market price of $2.82 on December 29, 2023.

(2) Based on an option for 1,250 shares and a restricted stock grant of 11,858 shares granted to Mr. Reid which vest over twelve months and a market price of $2.82 on December 29, 2023.

Registrant’s Action to Recover Erroneously Awarded Compensation

We had no accounting restatements requiring the recovery of erroneously awarded compensation as of December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan

On August 4, 2021, our Board of Directors and our stockholders approved the adoption of the 2021 Stock Incentive Plan (the “2021 Plan”) and it became effective August 31, 2021. We amended the 2021 Plan effective October 6, 2022 to increase the number of shares available for issuance from 187,500 to 312,500 and again on February 6, 2023 to increase the number of shares available for issuance from 312,500 to 612,500. Participation in the 2021 Plan will continue until all of the benefits to which the participants are entitled have been paid in full. The following table sets forth our equity compensation 2021 plan information as of December 31, 2023.

Plan	Number of securities to be issued upon exercise of outstanding options and rights (1)	Weighted- average exercise price of outstanding options and rights (1)	Number of securities remaining available for issuance under equity compensation plans
2021 Stock Incentive Plan	211,875	$8.91	53,623
Total	211,875	$8.91	53,623

(1) Excludes restricted stock grants for 347,003 shares under the 2021 Plan. Because there is no exercise price associated with the restricted stock grants, such shares are not included in the weighted-average price calculation.

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series A Preferred Stock as of March 28, 2024, unless otherwise indicated, by: (1) each person known to us to be the beneficial owner of more than 5% of each class of our capital stock; (2) each director of the Company; (3) the Company’s current named executive officers and (4) all current directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 3,226,145 shares of Common Stock and 3,269,998 shares of Series A Preferred Stock outstanding as of March 28, 2024. All Common Stock amounts have been adjusted for the 1 for 4 reverse stock split effected on April 10, 2023. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock

As Individuals	Gust Kepler (2)	583,210	18.1%

	Eric Pharis	197,904	6.1%

	Robert Winspear (3)	65,474	2.	0%

	Charles Smith (4)	46,736	1.	4%

	Ray Balestri (5)(7)	43,228	1.	3%

	Dalya Sulaiman (5)	30,799	*

	Keller Reid (6)	14,398	*

As a Group	Executive Officers and Directors as a group (7 persons)	980,185	30.4%

	David Kyle	208,334	6.5%

	Stephen Chiang 8 Kitchener Link City Square Residences #21-14 Singapore 207226	250,000	7.7%

Series A Preferred Stock
As a Group	Officers and Directors (1 person)	3,269,998	100%

As Individuals	Gust Kepler	3,269,998	100%

*Less than 1%

(1) Beneficial ownership is calculated in accordance with the rules of the SEC in accordance with Rule 13d-3(d)(1) of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days following March 28, 2024 are deemed outstanding. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 192 shares owned by Judy Children Inheritance Trust for which Mr. Kepler serves as trustee. Excludes 3,269,998 shares of Series A Preferred Stock held by Mr. Kepler (separately noted in the table) which may be converted on a 5-for-1 share ratio (for a total of 653,999 shares of common stock) based upon the Company’s current market capitalization and the limitations provided for in our Conversion Agreement with Mr. Kepler. Each share of Series A Preferred Stock held by Mr. Kepler is entitled to 100 votes on all stockholder matters, and along with the common stock held by Mr. Kepler collectively represents approximately 59.3% of our issued and outstanding capital stock and approximately 99.2% of the voting power of our stockholders.

(3) Includes 37,000 shares owned by Winspear Investments LLC which is 100% owned by Mr. Winspear and his wife, and 6,250 shares owned by ACM Winspear Investments L.P. of which Mr. Winspear is general partner. Also includes 22,222 shares underlying a warrant exercisable by Mr. Winspear for 25,000 shares that vest over 36 months that are exercisable within 60 days of March 28, 2024.

(4) Includes 36,667 shares owned by Cyfeon Solutions Inc which is controlled by Mr. Smith and 5,903 shares underlying an option granted to Mr. Smith to purchase 12,500 shares which vest over 36 months that are exercisable within 60 days March 28, 2024.

(5) Includes 3,021 shares underlying options that are exercisable within 60 days of March 28, 2024 resulting from options granted to Mr. Balestri and Ms. Sulaiman to purchase 3,750 shares of Common Stock under the 2021 Plan which vest ratably over twelve months.

(6) Includes 1,771 shares underlying an option that is exercisable within 60 days of the date of this Information Statement resulting from an option to purchase 1,250 shares of Common Stock under the 2021 Plan which vest ratably over twelve months

(7) Includes 12,500 shares held by Balestri Family Investments LP, and 5,092 shares held by Mr. Balestri for his minor children.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On March 16, 2023, the Company purchased 282,501 shares of Common Stock from  Gust Kepler, a director and our Chief Executive Officer at a price of $0.28 per share. The purchase of these shares was done in order to reduce Mr. Kepler’s cash bonus for 2022. The shares acquired from Mr. Kepler were subsequently retired and added back to authorized but unissued shares.

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

Item 14.	Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table sets forth aggregate fees billed to the Company for professional services by our independent registered public accounting firm, Turner, Stone & Company, L.L.P. for the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees (1)	$63,912	$55,968
Audit-Related Fees (2)	---	---
Tax Fees (3)	3,750	5,000
All Other Fees	---	---
Total Fees	67,662	60,968

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

3.5	Certificate of Amendment to Articles of Incorporation dated effective as of April 10, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2023).
3.6	Certificate of Designation of Series B Preferred Stock dated June 8, 2023 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Commission on June 9, 2023).
3.7	Amended and Restated Bylaws of Blackboxstocks, Inc. adopted and effective on April 18, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2022)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2020)
4.2

Blackboxstocks, Inc. 2021 Stock Incentive Plan (amended and restated effective as of February 6, 2023) (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on December 29, 2022)

4.3	Common Stock Purchase Warrant issued to Alexander Capital, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2021)

10.1

Second Amendment to Office Lease dated September 19, 2017 between Teachers Insurance and Annuity Association of America and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Commission on April 17, 2018).

10.2

Conversion Rights Agreement dated effective as of October 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2021).

10.3

Securities Exchange Agreement between Blackboxstocks Inc. and Evtec Group Limited dated June 9, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on June 9, 2023).

10.4

Amendment to the Amended Letter of Intent among Blackboxstocks Inc., Evtec Group Limited, Evtec Automotive Limited, and Evtec Aluminium Limited dated November 24, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 24, 2023).

10.5	Forfeiture Agreement between Blackboxstocks Inc. and Evtec Group Limited dated November 28, 2023 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on November 24, 2023).
10.6

Share Exchange Agreement dated December 12, 2023 among Blackboxstocks, Inc., Evtec Aluminium Limited, and the shareholders of Evtec Aluminium Limited (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on December 12, 2023).

10.7	Option Agreement between Blackboxstocks, Inc. and Gust Kepler (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 12, 2023 and is included as Exhibit C in the Share Exchange Agreement dated December 12, 2023).
10.8	Form of Contingent Value Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on December 12, 2023 and is included as Exhibit E in the Share Exchange Agreement dated December 12, 2023).
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
97.1	Executive Incentive Compensation Recoupment Policy*
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

Item 16.	Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Director

Date: April 1, 2024	By:	/s/ Robert Winspear
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities set forth opposite their names and on April 1, 2024.

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
Dalya Sulaiman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Blackboxstocks, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blackboxstocks, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and used cash in its operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company's auditor since 2015.

Dallas, Texas

April 1, 2024

Blackboxstocks Inc.

Balance Sheets

December 31, 2023 and 2022

	December 31,
	2023	2022

Assets
Current assets:
Cash	$472,697	$425,578
Accounts receivable, net of allowance for doubtful accounts of $68,589 at December 31, 2023 and 2022, respectively	18,212	59,613
Inventory	3,464	15,464
Marketable securities	2,955	3,216,280
Other receivable	475,000	-
Prepaid expenses and other current assets	35,161	190,120
Total current assets	1,007,489	3,907,055

Property and equipment:
Software, office, computer and related equipment, net of depreciation of $147,820 and $104,410 at December 31, 2023 and 2022, respectively	52,281	93,086
Right of use lease	344,370	335,640
Total property and equipment	396,651	428,726

Investments	8,424,000	-

Total assets	$9,828,140	$4,335,781

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$842,404	$730,099
Accrued interest	1,613	1,613
Unearned subscriptions	1,295,514	1,022,428
Lease liability right of use, current	64,818	70,002
Note payable, current portion	28,064	28,733
Total current liabilities	2,232,413	1,852,875

Long term liabilities:
Note payable	11,550	39,614
Lease liability right of use, long term	287,417	265,639
Total long term liabilities	298,967	305,253

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at December 31, 2023 and 2022, respectively	3,270	3,270
Series B Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,223,015 and 3,298,033 issued and outstanding at December 31, 2023 and 2022, respectively	3,223	3,298
Common stock payable	-	23,340
Treasury stock	(27,650)	(1,102,375)
Additional paid in capital	26,802,808	18,070,556
Accumulated deficit	(19,484,891)	(14,820,436)
Total stockholders' equity	7,296,760	2,177,653

Total liabilities and stockholders' equity	$9,828,140	$4,335,781

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Operations

For the years ended December 31, 2023 and 2022

	For the years ended
	December 31,
	2023	2022
Revenue:
Subscriptions	$3,096,112	$4,927,002
Other revenues	9,914	32,107
Total revenues	3,106,026	4,959,109

Cost of revenues	1,666,192	2,080,879

Gross margin	1,439,834	2,878,230

Operating expenses:
Software development costs	923,720	1,203,140
Selling, general and administrative	5,140,391	4,729,686
Advertising and marketing	629,984	1,468,702
Depreciation and amortization	43,410	22,728
Total operating expenses	6,737,505	7,424,256

Operating income (loss)	(5,297,671)	(4,546,026)

Other (income) expense:
Interest expense	633	98,541
Amortization of debt discount and issuance costs	-	46,597
Other income	(575,000)	-
Investment (income) loss	(58,849)	328,718
Total other (income) expense	(633,216)	473,856

Loss before income taxes	(4,664,455)	(5,019,882)

Income Taxes	-	-

Net loss	(4,664,455)	(5,019,882)

Weighted average number of common shares outstanding - basic and diluted	3,219,224	3,296,559

Net loss per share - basic and diluted	$(1.45)	$(1.52)

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statement of Stockholders’ Equity

For the years ended December 31, 2023 and 2022

	Preferred Stock		Series A		Series B		Common Stock		Common Stock Payable	Treasury Stock	Additional	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Paid in Capital		Total

Balances, December 31, 2021	-	$-	3,269,998	$3,270	-	$-	3,274,924	$3,275	$15,000	$-	$17,596,459	$(9,800,554)	$7,817,450

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(1,102,375)	-	-	(1,102,375)

Cashless exercise of warrants	-	-	-	-	-	-	21,597	22	-	-	(22)	-	-

Vesting of warrants for compensation	-	-	-	-	-	-	-	-	-	-	127,520	-	127,520

Vesting of options for compensation	-	-	-	-	-	-	-	-	-	-	316,600	-	316,600

Common stock payable for compensation	-	-	-	-	-	-	-	-	38,340	-	-	-	38,340

Common stock issued for common stock payable	-	-	-	-	-	-	1,512	1	(30,000)	-	29,999	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,019,882)	(5,019,882)

Balances, December 31, 2022	-	$-	3,269,998	$3,270	-	$-	3,298,033	$3,298	$23,340	$(1,102,375)	$18,070,556	$(14,820,436)	$2,177,653

Issuance of stock for partial shares resulting from reverse split	-	-	-	-	-	-	8,838	8	-	-	(8)	-	-

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(106,750)	-	-	(106,750)

Retirement of treasury stock	-	-	-	-	-	-	(454,441)	(454)	-	1,181,475	(1,181,021)	-	-

Vesting of warrants for compensation	-	-	-	-	-	-	-	-	-	-	127,520	-	127,520

Vesting of options for compensation	-	-	-	-	-	-	-	-	-	-	444,383	-	444,383

Issuance of stock for compensation	-	-	-	-	-	-	370,585	371	(23,340)	-	917,378	-	894,409

Issuance of stock for investment	-	-	-	-	2,400,000	2,400	-	-	-	-	8,421,600	-	8,424,000

Forfeiture of stock	-	-	-	-	(2,400,000)	(2,400)	-	-	-	-	2,400	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,664,455)	(4,664,455)

Balances, December 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,223,015	$3,223	$-	$(27,650)	$26,802,808	$(19,484,891)	$7,296,760

The accompanying footnotes are an integral part of these financial statements.

Blackboxstocks Inc.

Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	For the years ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,664,455)	$(5,019,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	43,410	22,728
Amortization of note discount and issuance costs	-	46,597
Stock based compensation	1,454,062	482,460
Investment (income) loss	(58,849)	328,718
Changes in operating assets and liabilities:
Accounts receivable	41,401	(41,028)
Inventory	12,000	(1,897)
Other receivable	(475,000)
Prepaid expenses and other current assets	75,859	37,320
Right of use lease	7,864	-
Accounts payable	124,555	144,484
Accrued interest	-	(4,931)
Unearned subscriptions	273,086	(279,608)
Net cash used in operating activities	(3,166,067)	(4,285,039)

Cash flows from investing activities:
Purchase of property and equipment	(2,605)	(65,941)
Purchase of marketable securities	(11,293,184)	(25,537,164)
Sale of marketable securities	14,565,358	30,008,048
Net cash provided by investing activities	3,269,569	4,404,943

Cash flows from financing activities:
Purchase of treasury stock	(27,650)	(1,102,375)
Principal payments on senior secured note payable	-	(990,000)
Principal payments on notes payable	(28,733)	(28,448)
Net cash used in financing activities	(56,383)	(2,120,823)

Net increase (decrease) in cash	$47,119	$(2,000,919)
Cash - beginning of year	425,578	2,426,497
Cash - end of year	$472,697	$425,578

Supplemental disclosures:
Interest paid	$552	$103,473
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Treasury stock purchased with other assets	$79,100	$-
Retirement of treasury stock	$1,181,475	$-
Shares issued for investment	$8,424,000	$-
Forfeiture of shares	$2,400	$-
Cashless exercise of warrants	$-	$87
Common stock issued for common stock payable	$-	$30,000

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

The Company changed its name to Blackboxstocks, Inc. and began operating as a financial technology and social media platform in March 2016. The platform offers real-time proprietary analytics and news for stock and options traders of all levels. The Company believes its web-based software employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. The software continuously scans the NASDAQ, New York Stock Exchange, CBOE, and other options markets, analyzing over 10,000 stocks and up to 1,500,000 options contracts multiple times per second. The Company also provides users with a fully interactive social media platform that is integrated into our dashboard, enabling users to exchange information and ideas quickly and efficiently through a common network. Recently, the Company also introduced a live audio/video feature that allows members to broadcast on their own channels to share trade strategies and market insight within the community. The platform was initially made available to subscribers in September 2016. Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through the Company website at http://blackboxstocks.com.

The Company is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BLBX”.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Going Concern. The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2023, the Company incurred an operating loss of $5,297,671 and a net loss of $4,664,455. In addition, for the year ended December 31, 2022, the Company incurred an operating loss of $4,546,026 and a net loss of $5,019,882. Cash flows used in operations totaled $3,166,067 for the year ended December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has executed a share exchange agreement with Evtec Aluminium Ltd (“Evtec”), whereby the Company expects to acquire all of the issued and outstanding share capital of Evtec with the result of Evtec becoming a wholly-owned subsidiary of the Company (the “Exchange”).  in the Exchange will be accounted for as a reverse acquisition with Evtec being the accounting acquiror. The Company believes that the merger with Evtec will attract additional capital investment as Evtec is substantially larger than Blackbox and has a strong acquisition pipeline. Management has also implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company’s operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms or if it will be able to execute the planned merger with Evtec.

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

Segments. The Company operates as a single segment.

Cash. Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. At December 31, 2023, the Company's cash balance exceeded FDIC limits by approximately $137,000. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable. Accounts receivable consists of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable.

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

Blackboxstocks Inc.
Notes to Financial Statements

Property and Equipment. The Company’s property and equipment is being depreciated on the straight-line basis over an estimated useful life of three years.

Impairment of Long-lived Assets. The Company evaluates long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

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

Software Development Costs. The Company accounts for software development costs pursuant to ASC Topic 985, Software, which requires that the costs incurred for planning, designing, coding and testing of software prior to technological feasibility be recorded as research and development expenses as incurred. Such costs include both internal development and engineering costs as well as development expenses contracted through third parties.

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

Leases. The Company uses the right-of-use (“ROU”) model to account for leases where the Company is the lessee, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company's leases is not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. When determining the lease term, the Company includes option periods that it is reasonably certain to exercise as failure to renew the lease would impose a significant economic detriment.

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense were the Company is a lessee on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months.

Stock-Based Compensation. The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for other costs. The cost of stock options and warrants issued is measured on the grant date based on the fair value using the Cox-Ross-Rubinstein option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

The Cox-Ross-Rubinstein option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

Recently Issued Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. This ASU also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company’s results of operations, financial position or cash flows. The Company will adopt ASU 2023-07 for the annual reporting period ending December 31, 2024 and for interim reporting periods thereafter. Adoption is not expected to have any impact on the Company’s disclosures.

Subsequent Events. The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration. No such events required disclosure.

Blackboxstocks Inc.
Notes to Financial Statements

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

The Company had total potential additional dilutive securities outstanding at December 31, 2023 and 2022, as follows.

	2023	2022
Series A Convertible Preferred Shares	3,269,998	3,269,998
Conversion rate	0.2	0.2
Common shares after conversion	654,000	654,000
Series B Convertible Preferred Shares	2,400,000	-
Option shares	215,625	167,561
Warrant shares	109,584	109,584

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

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The Company’s marketable securities are highly liquid and are quoted on major exchanges and are therefore classified as Level 1 securities.

The following table summarizes the Company’s assets that were measured and recognized at fair value as of December 31, 2023 and 2022:

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2021	$8,015,882	$-	$-	$8,015,882
Purchases	25,537,164	-	-	25,537,164
Sales	(30,008,048)	-	-	(30,008,048)
Change in fair value	(328,718)	-	-	(328,718)
Balance at December 31, 2022	$3,216,280	$-	$-	$3,216,280
Purchases	11,293,184	-	-	11,293,184
Sales	(14,565,358)	-	-	(14,565,358)
Change in fair value	58,849	-	-	58,849
Balance at December 31, 2023	$2,955	$-	$-	$2,955

Blackboxstocks Inc.
Notes to Financial Statements

Investments

Evtec Group Limited (“Evtec Group”) operates through a single subsidiary, Evtec Automotive Limited, as a supplier of critical automotive parts to the automobile manufacturing industry. Evtec is based in the UK and provides complete assemblies to auto manufacturers, simplifying sourcing, saving time on procurement, and increasing production efficiency. Their pick and pack service supplies aftermarket automotive products, as well as offering kitting and fulfilment for non-automotive businesses. Their business focuses on premium luxury brands and a market transition to electric vehicles and includes Jaguar Land Rover Group as their largest customer.

On June 9, 2023, the Company entered into a Securities Exchange Agreement with Evtec Group whereby the Company issued 2,400,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”) (Note 4) in exchange for 4,086 preferred shares of Evtec Group. The Company’s CEO and controlling stockholder, Gust Kepler, provided a written consent of such approval to Evtec Group in connection with the Securities Exchange Agreement. Upon conversion of the Series B Stock, the 2,400,000 shares would represent approximately 43% of the total common shares outstanding. The Evtec Group preferred shares are convertible into common shares of Evtec Group on a one-for-one basis upon a change in control or the listing of Evtec Group on Nasdaq or the London Stock Exchange. Upon conversion, the Evtec Group shares held by the Company would represent 14% of the outstanding common stock of Evtec Group.

On November 24, 2023, the Company entered into a Binding Amendment to Amended Letter of Intent (the “LOI Amendment”) with Evtec Group, Evtec Automotive Limited, and Evtec (the “Evtec Companies), which amended a non-binding Amended Letter of Intent (the “LOI”) dated April 14, 2023. Pursuant to the LOI Amendment, the Company has agreed to continue to negotiate in good faith to consummate a proposed acquisition of the Evtec Companies contemplated by the LOI (the “Proposed Transaction”), subject to the terms of the LOI Amendment.

As a condition to the Company’s continued good faith negotiations regarding the Proposed Transaction, the Evtec Companies agreed to (i) pay the Company aggregate extension fees totaling $400,000 which were guaranteed by a credit worthy affiliate of the Evtec Companies, (ii) provide extension loans of up to $400,000 to the Company if the Proposed Transaction has not closed on or before April 1, 2024, (iii) pay the Company amounts in cash equal to any documented legal fees and third-party expenses incurred or payable by the Company in connection with the Proposed Transaction up to $175,000, including any such expenses incurred prior to the date of the LOI Amendment, (iv) forfeit and return 2,400,000 shares of the Series B Stock acquired by Evtec Group under the terms of that certain Securities Exchange Agreement, and (v) permit the Company to convert each of the 4,086 preferred shares of Evtec Group issued to the Company pursuant to the Securities Exchange Agreement into one ordinary share of Evtec Group. The Company recorded $575,000 as other income on the statement of operations of which $475,000 was outstanding as of December 31, 2023 and classified as other receivable on the balance sheet as of December 31, 2023.

As provided for in the LOI Amendment, Evtec Group entered into a Forfeiture Agreement with the Company dated November 28, 2023 in which Evtec Group agreed to forfeit all of its right, title and interest in and to the 2,400,000 shares of Series B Stock acquired by Evtec Group pursuant to the Securities Exchange Agreement in order to further induce the Company to continue to negotiate in good faith to consummate the Proposed Transaction. Pursuant to the Forfeiture Agreement, the Company has no obligation to make any payment to Evtec Group, in cash or otherwise, for any such Series B Stock that are so forfeited. The Series B Stock forfeited by Evtec Group were cancelled as of the date as of the date of the Forfeiture Agreement.

On December 12, 2023, the Company entered into a Share Exchange Agreement (the Share Exchange Agreement") with Evtec Aluminium, and the shareholders of Evtec Aluminium (“Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Share Exchange Agreement, the Company will acquire all of the issued and outstanding Evtec Aluminium Ordinary Shares, with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company (the “Exchange”). At the closing of the Exchange (the “Closing”), the Sellers will receive shares of common stock of the Company, $0.001 par value, in exchange for capital shares of Evtec Aluminium based on the exchange ratio formula in the Share Exchange Agreement (the “Exchange Ratio”), which is subject to adjustment in the event Evtec Aluminium raises capital before Closing in excess of $5,000,000. Immediately following Closing, based upon the Exchange Ratio, the Sellers are expected to collectively own 73.2% of the aggregate common stock of the Company. Discussions for the Company to acquire Evtec Group are ongoing. See Note 9.

Blackboxstocks Inc.
Notes to Financial Statements

The Company’s initial investment in Evtec Group was measured in accordance with ASC 820-10-30. The value of the Series B Stock issued by the Company was set by the closing price of its common stock on the day prior to closing of $3.51 as reported by Nasdaq. As a result, the 2,400,000 Series B Stock shares were valued at $8,424,000. The value of the investment was reviewed for impairment as of December 31, 2023.

4. Stockholders’ Equity

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value, 2,400,000 of which are designated as “Series B Convertible Preferred Stock” at $0.001 par value, and 100,000,000 authorized shares of common stock at $0.001 par value (“Common Stock”) of which 3,223,015 were outstanding at December 31, 2023. The Company also held 10,607 shares of treasury stock at a cost of $27,650 at December 31, 2023.

Shares of Series A Convertible Preferred Stock (the “Series A Stock”) rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes. There are 3,269,998 shares of Series A Stock outstanding which are all held by Gust Kepler, the Company’s Chairman and Chief Executive Officer (“Mr. Kepler”). The Company and Mr. Kepler entered into Conversion Rights Agreement dated effective as of October 14, 2021, limiting the rights of the holder(s) of our outstanding shares of Series A Stock to convert such shares into Common Stock on a one-for-one basis. Pursuant to the terms of the Conversion Rights Agreement, the Designation Conversion Rights are limited and exercisable based upon the Company reaching the following Market Capitalization thresholds, measured on the last day of each calendar quarter:

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

Blackboxstocks Inc.
Notes to Financial Statements

The Series B Stock has no dividend rights and no voting rights except as required by law or the Company’s bylaws. The Series B Stock is convertible into common shares on a one-for-one basis. Prior to the stockholder approval, the Series B Stock is not convertible into more than 19.9% of the Company’s outstanding common stock. No shares of Series B Stock were outstanding at December 31, 2023.

During January 2022, 21,597 shares of common stock were issued for the cashless exercise of a warrant for the purchase of 30,000 shares.

On January 7, 2022, the Company’s Board of Directors authorized a stock repurchase plan for up to $2,500,000 of the Company’s common stock. As of December 31, 2023, the Company has repurchased 454,441 shares for an aggregate purchase price of $1,209,125. The stock repurchase plan to terminated on December 31, 2023.

On August 11, 2022, the Company entered into a services agreement whereby a third-party service provider received 9,000 shares of common stock which vested monthly over 12 months.

In February of 2023, the Company retired 171,940 shares of Common Stock acquired pursuant to its stock repurchase plan. In March of 2023, the Company acquired 282,501 shares of its common stock from Mr. Kepler at a price of $0.28 per share and then retired these shares returning them to authorized but unissued shares (See Note 7).

On April 10, 2023, the Company filed an Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to effect the Reverse Stock Split at a Split Ratio of one-for-four. The Amendment took effect April 10, 2023, and the Company’s Common Stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on April 11, 2023, under the Company’s existing symbol “BLBX.”

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

The impact of the reverse stock split has been retroactively applied to these financial statements.

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of December 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2021	139,584	$13.12	5.09
Issued	-	$-	-
Exercised	(30,000)	$4.00	3.28
Warrants as of December 31, 2022	109,584	$13.24	4.53
Issued	-	$-	-
Exercised	-	$-	-
Warrants as of December 31, 2023	109,584	$13.25	3.53

At December 31, 2023, warrants for the purchase of 104,028 shares were vested and warrants for the purchase of 5,556 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $85,016 as they vest.

Blackboxstocks Inc.
Notes to Financial Statements

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

During September 2022, 7,353 shares of restricted common stock were granted to a director which vested quarterly over twelve months. As of September 30, 2023, all shares of the restricted common stock shares have vested.

During November 2023, 11,858 shares of restricted common stock were granted to a director which vest monthly over twelve months. As of December 31, 2023, 918 shares of the restricted common stock shares have vested.

During the year ended December 31, 2023, 342,374 shares of restricted common stock were granted. The restricted shares, valued at $856,384, were vested at issuance.

The following table presents the Company’s options as of December 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2021	168,959	$12.28	9.69
Issued	20,500	$7.08	10.00
Forfeited	(21,898)	$12.08	9.10
Exercised	-	$-	-
Options as of December 31, 2022	167,561	$11.68	8.78
Issued	78,750	$3.59	10.00
Forfeited	(30,686)	$9.90	8.78
Exercised	-	$-	-
Options as of December 31, 2023	215,625	$8.97	8.37

At December 31, 2023, options to purchase 174,068 shares were vested and options to purchase 41,557 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $212,140 as they vest.

7. Related Party Transactions

On March 16, 2023, the Company purchased 282,501 shares of Common Stock from Mr. Kepler at a price of $0.28 per share. The purchase of these shares was done in lieu of Mr. Kepler in order to reduce Mr. Kepler’s cash bonus for 2022. The shares acquired from Mr. Kepler were subsequently retired and added back to authorized but unissued shares.

Blackboxstocks Inc.
Notes to Financial Statements

8. Debt

Notes Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company received a loan of $130,200. The loan carries an interest rate of 1% and an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of December 31, 2023 and 2022, the unpaid balance of the note totaled $39,614 and $68,347, respectively.

On November 12, 2020, the Company executed a Loan Agreement with certain lenders (the “Lenders”) and FVP Servicing LLC (“FVP”), as agent for the Lenders in connection with the issuance of a Note in the amount of $1,000,000 bearing interest at 12% per annum with an initial maturity of November 12, 2022. Simultaneously, with the execution of the Loan Agreement, the Company also entered into an agreement with an affiliate of FVP to provide certain credit and debit card processing services for the Company, which services will continue for a period of one year after the loan is repaid and contains a right of first refusal to continue to provide such services in the future subject to certain limitations. Mr. Kepler executed a guaranty in favor of FVP in connection with the loan. Proceeds from the loan were used to repay the existing senior secured loan balance of $100,000 along with accrued interest, certain outstanding trade payables in the amount of $133,880 and for general working capital purposes. In addition, the Company granted the Lender a security interest in substantially all of its assets. The note was repaid in full in November 2022.

9. Commitments and Contingencies

The Company leases approximately 2,685 square feet of office space in Dallas Texas pursuant to an office lease with Teachers Insurance and Annuity Association of America that expires on September 30, 2028. During the year ended December 31, 2023, the Company’s rental expenses totaled approximately $134,000.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2024	$89,948
2025	91,122
2026	93,136
2027	95,150
2028	72,495
Thereafter	-
Total remaining lease payments	$441,851
Less: imputed interest	(89,616)
Present Value of remaining lease payments	$352,235

Current	$64,818
Noncurrent	$287,417

Weighted-average remaining lease term (years)	4.76
Weighted-average discount rate	10.00%

The Company is defendant to a lawsuit filed by Feenix Payment Systems, LLC before the New York State Supreme Court, County of New York. The plaintiff seeks damages in the amount of $500,000 from an alleged breach of an exclusivity agreement between the plaintiff and the Company. The Company denies any liability for the alleged breach and intends to defend the matter vigorously. The Company has asserted a counterclaim alleging the plaintiff failed to pay the Company a finder’s fee. In addition, the Company is party to threatened or actual litigation occurring in the normal course of business but does not believe that the outcome of these matters could have a material effect on the Company’s financial statements.

Blackboxstocks Inc.
Notes to Financial Statements

The Company has applied for a tax credit under the CARES Act known as an Employee Retention Credit or “ERC” in the amount of $188,760. All tax forms are subject to audit and if audited, the Company may be denied a portion or all of the ERC applied for if the Internal Revenue Service denies some or all of the claims for the credit as the Company may not have met all of the criteria to be eligible for the credit. No income or receivable has been recorded as the Company does not yet believe that collection of the credit is probable.

On December 12, 2023, the Company entered into a Share Exchange Agreement with Evtec Aluminium, and the Sellers. Upon the terms and subject to the satisfaction of the conditions described in the Share Exchange Agreement, the Company will acquire all of the issued and outstanding Evtec Ordinary Shares, with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company. At the Closing, the Sellers will receive shares of common stock of the Company, $0.001 par value, in exchange for capital shares of Evtec Aluminium based on the Exchange Ratio, which is subject to adjustment in the event Evtec Aluminium raises capital before Closing in excess of $5,000,000. Immediately following Closing, based upon the Exchange Ratio, the Sellers are expected to collectively own 73.2% of the aggregate common stock of the Company.

The Exchange Agreement also requires the Company, in cooperation with Evtec Aluminium, to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 that will contain an information statement relating to the Stockholder Consent (the “Registration Statement and use reasonable efforts to cause the Registration Statement to become effective as promptly as practicable.

Closing of the Exchange is subject to various customary closing conditions, and, among other things, conditioned upon (i) organization of a wholly-owned corporate subsidiary expected to be known as Blackbox.io Inc. (“Blackbox Operating”) to hold Company legacy assets and continue the Company’s legacy business operations, (ii) execution of an employment agreement between the Company and Robert L. Winspear, (iii) execution of an Option Agreement by the Company and Gust Kepler for the sale and repurchase of Mr. Kepler’s Series A Stock, (iv) effectiveness of the Registration Statement, (v) Evtec Aluminium securing equity financing in the amount of at least $5,000,000, and (vi) Evtec Aluminium’s satisfaction of all obligations set forth in the LOI Amendment. Share. The Exchange Agreement contains certain termination rights for both the Company and Evtec Aluminium, and further provides that upon termination of the Share Exchange Agreement under specified circumstances, the terminating party may be required to pay the other party a termination fee of $500,000 plus up to $250,000 in fees and expenses incurred by such other party.

The Share Exchange Agreement contains customary representations, warranties and covenants of the Company and Evtec Aluminium, including, among others, (i) a covenant to issue contractual contingent value rights agreements (each a “Contingent Value Rights Agreement”) to each holder of Company Common Stock immediately prior to Closing, (ii) if mutually agreed, the Company will use commercially reasonable efforts to effect a reverse stock split of its common stock, (iii) organize Blackbox Operating and contribute all current pre-Closing business assets of the Company to Blackbox Operating and cause Blackbox Operating to assume all pre-Closing business liabilities of the Company, subject to certain reservations, and (iv) covenants that require each of the Company and Evtec Aluminium to (A) conduct its business in the ordinary course during the period between the execution of the Exchange Agreement and the Closing or earlier termination of the Share Exchange Agreement, subject to certain exceptions, and (B) not engage in certain kinds of transactions during such period (without the prior written consent of the other). Each of the Company and Evtec Aluminium have agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combination transactions.

The Exchange will be accounted for a reverse acquisition with Evtec Aluminium being the accounting acquiror Following the Closing, the Company will change its name to Evtec Holdings, Inc. and it is expected that the shares of common stock of the combined organization will be listed on the Nasdaq Capital Market.

Blackboxstocks Inc.
Notes to Financial Statements

10. Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts are calculated for income tax purposes. The provision (benefit) for income taxes for the years ended December 31, 2023, and 2022, assumes a statutory 21%, effective tax rate for federal income taxes.

	2023	2022
Federal tax statutory rate	21%	21%
Temporary differences	0%	0%
Permanent differences	-7%	-4%
Valuation Allowance	-14%	-17%
	0%	0%

The Company had deferred income tax assets as of December 31, 2023, and 2022, as follows:

	2023	2022
Deferred Tax Assets
Net operating loss carryforwards	$3,655,000	$2,675,000
Temporary differences	9,000	9,000
Permanent differences	(643,000)	(333,000)
Valuation allowance	(3,021,000)	(2,351,000)
Net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $670,000 and $876,000 in the fiscal years ending December 31, 2023, and 2022, respectively.

At December 31, 2023, the Company had approximately $14,387,000 in federal net operating loss carryforwards, substantially all of which are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

As of December 31, 2023, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The tax return for the fiscal year ended December 31, 2023, has not yet been filed.