Form 10-Q
period 2024-03-31
BLACKBOXSTOCKS INC.
filed 2024-05-15
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of May14, 2024 was 3,226,145.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Condensed Balance Sheets

As of March 31, 2024 and December 31, 2023

(Unaudited)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash	$114,968	$472,697
Accounts receivable, net of allowance for doubtful accounts of $68,589 at March 31, 2024 and December 31, 2023, respectively	16,194	18,212
Inventory	3,464	3,464
Marketable securities	-	2,955
Other receivable	-	475,000
Prepaid expenses and other current assets	99,811	35,161
Total current assets	234,437	1,007,489

Property and equipment:
Software, office, computer and related equipment, net	43,908	52,281
Right of use lease	333,510	344,370
Total property and equipment	377,418	396,651

Investments	8,424,000	8,424,000

Total assets	$9,035,855	$9,828,140

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$879,996	$842,404
Accrued liabilities	101,593	1,613
Unearned subscriptions	1,135,571	1,295,514
Lease liability right of use, current	60,040	64,818
Note payable, current portion	29,094	28,064
Total current liabilities	2,206,294	2,232,413

Long term liabilities:
Note payable	3,291	11,550
Lease liability right of use, long term	278,555	287,417
Total long term liabilities	281,846	298,967

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,270	3,270
Series B Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,226,145 and 3,223,015 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,226	3,223
Treasury stock	(27,650)	(27,650)
Additional paid in capital	26,917,471	26,802,808
Accumulated deficit	(20,348,602)	(19,484,891)
Total stockholders' equity	6,547,715	7,296,760

Total liabilities and stockholders' equity	$9,035,855	$9,828,140

The accompanying notes are an integral part of these condensed financial statements.

Blackboxstocks Inc.

Condensed Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Revenue:
Subscriptions	$648,770	$854,990
Other revenues	650	4,014
Total revenues	649,420	859,004

Cost of revenues	357,958	447,631

Gross margin	291,462	411,373

Operating expenses:
Software development costs	108,403	355,044
Selling, general and administrative	905,929	1,777,634
Advertising and marketing	132,723	214,981
Depreciation and amortization	8,373	10,518
Total operating expenses	1,155,428	2,358,177

Operating loss	(863,966)	(1,946,804)

Other (income) expense:
Interest expense	93	165
Investment income	(348)	(46,601)
Total other income	(255)	(46,436)

Loss before income taxes	(863,711)	(1,900,368)

Income Taxes	-	-

Net loss	(863,711)	(1,900,368)

Weighted average number of common shares outstanding - basic and diluted	3,223,015	3,304,620

Net loss per share - basic and diluted	$(0.27)	$(0.58)

The accompanying notes are an integral part of these condensed financial statements.

Blackboxstocks Inc.

Condensed Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2022	-	$-	3,269,998	$3,270	-	$-	3,298,033	$3,298	$23,340	$(1,102,375)	$18,070,556	$(14,820,436)	$2,177,653

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(79,100)	-	-	(79,100)

Retirement of treasury stock	-	-	-	-	-	-	(454,441	(454	-	1,181,475	(1,181,021)	-	-

Vesting of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	61,464	-	61,464

Issuance of stock for compensation	-	-	-	-	-	-	282,501	283	19,380	-	655,120	-	674,783

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,900,368)	(1,900,368)

Balances, March 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,126,093	$3,127	$42,720	$-	$17,637,999	$(16,720,804)	$966,312

Balances, December 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,223,015	$3,223	$-	$(27,650)	$26,802,808	$(19,484,891)	$7,296,760

Vesting of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	65,286	-	65,286

Issuance of stock for compensation	-	-	-	-	-	-	3,120	3	-	-	17,497	-	17,500

Net loss	-	-	-	-	-	-	-	-	-	-	-	(863,711)	(863,711)

Balances, March 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,226,145	$3,226	$-	$(27,650)	$26,917,471	$(20,348,602)	$6,547,715

The accompanying notes are an integral part of these condensed financial statements.

Blackboxstocks Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(863,711)	$(1,900,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,373	10,518
Stock based compensation	114,666	768,126
Right of use lease	(2,780)	-
Investment income	(348)	(46,601)
Changes in operating assets and liabilities:
Accounts receivable	2,018	(160,095)
Other receivable	475,000	-
Prepaid expenses and other current assets	(64,650)	(17,440)
Accounts payable and accrued liabilities	137,572	244,744
Unearned subscriptions	(159,943)	(149,779)
Net cash used in operating activities	(353,803)	(1,250,895)

Cash flows from investing activities:
Purchase of marketable securities	(9,273)	(889,018)
Sale of marketable securities	12,576	1,971,309
Net cash provided by investing activities	3,303	1,082,291

Cash flows from financing activities:
Purchase of treasury stock	-	(7,156)
Principal payments on notes payable	(7,229)	-
Net cash used in financing activities	(7,229)	(7,156)

Net decrease in cash	$(357,729)	$(175,760)
Cash - beginning of period	472,697	425,578
Cash - end of period	$114,968	$249,818

Supplemental disclosures:
Interest paid	$93	$165
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Treasury stock purchased with other assets	$-	$79,100
Retirement of treasury stock	$-	$1,181,475

The accompanying notes are an integral part of these condensed financial statements.

Blackboxstocks Inc.

Notes to Condensed Financial Statements

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

2. Summary of Significant Accounting Policies

Basis of Presentation The accompanying interim unaudited condensed financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2024. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying condensed financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2023, the Company incurred an operating loss of $5,297,671 and a net loss of $4,664,455. In addition, for the three months ended March 31, 2024, the Company incurred an operating loss of $863,966 and a net loss of $863,711. Cash flows used in operations totaled $3,166,067 for the year ended December 31, 2023 and $353,803 for the three months ended March 31, 2024. The Company had cash and cash equivalents of $114,968 as of March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has executed a share exchange agreement with Evtec Aluminium Limited (“Evtec Aluminium”), whereby the Company expects to acquire all of the issued and outstanding share capital of Evtec Aluminium with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company (the “Exchange”).  The Exchange will be accounted for as a reverse acquisition with Evtec Aluminium being the accounting acquiror. The Company believes that the Exchange with Evtec Aluminium will attract additional capital investment as Evtec Aluminium is substantially larger than Blackbox and has a strong acquisition pipeline. Management has also implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company’s operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms or if it will be able to execute the planned Exchange with Evtec Aluminium.

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

Recently Issued Accounting Pronouncements. During the three months ended March 31, 2024, there were no new accounting pronouncements issued that management believes the adoption of which will have a material impact on the Company’s financial statements.

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

The Company had total potential additional dilutive securities outstanding at March 31, 2024, as follows.

Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Option shares	200,875
Warrant shares	109,584

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

On June 9, 2023, the Company entered into a Securities Exchange Agreement (the Securities Exchange Agreement”) with Evtec Group whereby the Company issued 2,400,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”) (Note 4) in exchange for 4,086 preferred shares of Evtec Group. Upon conversion of the Series B Stock, the 2,400,000 shares would represent approximately 43% of the total common shares outstanding. The Evtec Group preferred shares are convertible into common shares of Evtec Group on a one-for-one basis upon a change in control or the listing of Evtec Group on Nasdaq or the London Stock Exchange. The preferred shares of Evtec Group were converted into common shares representing approximately 13% of Evtec Group.

The Company’s initial investment in Evtec was measured at $8,424,000 in accordance with ASC 820-10-30. The value of the Series B Stock issued by the Company was set by the closing price of its common stock on the day prior to closing of $3.51 as reported by Nasdaq. As a result, the 2,400,000 Series B Stock shares were valued at $8,424,000. The investment was reviewed for impairment as of March 31, 2024.

On November 24, 2023, the Company entered into a Binding Amendment to Amended Letter of Intent (the “LOI Amendment”) with Evtec Group, Evtec Automotive Limited, and Evtec Aluminium (the “Evtec Companies), which amended a non-binding Amended Letter of Intent (the “LOI”) dated April 14, 2023. Pursuant to the LOI Amendment, the Company has agreed to continue to negotiate in good faith to consummate a proposed acquisition of the Evtec Companies contemplated by the LOI (the “Proposed Transaction”), subject to the terms of the LOI Amendment.

As a condition to the Company’s continued good faith negotiations regarding the Proposed Transaction, the Evtec Companies agreed to (i) pay the Company aggregate extension fees totaling $400,000 which were guaranteed by a credit worthy affiliate of the Evtec Companies, (ii) provide extension loans of up to $400,000 to the Company if the Proposed Transaction has not closed on or before April 1, 2024, (iii) pay the Company amounts in cash equal to any documented legal fees and third-party expenses incurred or payable by the Company in connection with the Proposed Transaction up to $175,000, including any such expenses incurred prior to the date of the LOI Amendment, (iv) forfeit and return 2,400,000 shares of the Series B Stock acquired by Evtec Group under the terms of that certain Securities Exchange Agreement, and (v) permit the Company to convert each of the 4,086 preferred shares of Evtec Group issued to the Company pursuant to the Securities Exchange Agreement into one ordinary share of Evtec Group. $475,000 and $0 was outstanding and classified as other receivables on the balance sheet as of December 31, 2023 and March 31, 2024, respectively.

As provided for in the LOI Amendment, Evtec Group entered into a Forfeiture Agreement with the Company dated November 28, 2023 in which Evtec Group agreed to forfeit all of its right, title and interest in and to the 2,400,000 shares of Series B Stock acquired by Evtec Group pursuant to the Securities Exchange Agreement in order to further induce the Company to continue to negotiate in good faith to consummate the Proposed Transaction. Pursuant to the Forfeiture Agreement, the Company has no obligation to make any payment to Evtec Group, in cash or otherwise, for any such Series B Stock that are so forfeited. The Series B Stock forfeited by Evtec Group were cancelled as of the date as of the date of the Forfeiture Agreement. In addition, Evtec Group agreed to convert the preferred shares into 4,086 common shares.

On December 12, 2023, the Company entered into a Share Exchange Agreement (the Share Exchange Agreement") with Evtec Aluminium, and the shareholders of Evtec Aluminium (“Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Share Exchange Agreement, the Company is expected to acquire all of the issued and outstanding Evtec Aluminium Ordinary Shares, with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company (the “Exchange”). At the closing of the Exchange (the “Closing”), the Sellers will receive shares of common stock of the Company, $0.001 par value, in exchange for capital shares of Evtec Aluminium based on the exchange ratio formula in the Share Exchange Agreement (the “Exchange Ratio”), which is subject to adjustment in the event Evtec Aluminium raises capital before Closing in excess of $5,000,000. Immediately following Closing, based upon the Exchange Ratio, the Sellers are expected to collectively own 73.2% of the aggregate common stock of the Company. Discussions for the Company to acquire Evtec Group are ongoing.

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

The Series B Stock has no dividend rights and no voting rights except as required by law or the Company’s bylaws. The Series B Stock is convertible into common shares on a one-for-one basis. Prior to the stockholder approval, the Series B Stock is not convertible into more than 19.9% of the Company’s outstanding common stock. The Series B Stock was forfeited in December 2023.

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2023	109,584	$13.25	3.53
Issued	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
Warrants as of March 31, 2024	109,584	$13.25	3.28

At March 31, 2024, warrants for the purchase of 106,111 shares were vested and warrants for the purchase of 3,473 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $53,156 as they vest.

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

The following table presents the Company’s options as of March 31, 2024:

Options as of December 31, 2023	215,625	$8.97	8.37
Issued	-	$-	-
Forfeited	(14,750)	$6.23	8.83
Exercised	-	$-	-
Options as of March 31, 2024	200,875	$9.17	8.08

At March 31, 2024, options to purchase 176,335 shares were vested and options to purchase 24,540 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $133,543 as they vest.

7. Related Party Transactions

On March 16, 2023, the Company purchased 282,501 shares of Common Stock from Mr. Kepler at a price of $0.28 per share. The purchase of these shares was done in order to reduce Mr. Kepler’s cash bonus for 2022. The shares acquired from Mr. Kepler were subsequently retired and added back to authorized but unissued shares.

8. Debt

Note Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company received a loan of $130,200. The loan carries an interest rate of 1% and an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of March 31, 2024, the unpaid balance of the note totaled $32,385.

9. Commitments and Contingencies

The Company leases approximately 2,685 square feet of office space in Dallas Texas pursuant to an office lease with Teachers Insurance and Annuity Association of America that expires on September 30, 2028. During the period ended March 31, 2024, the Company’s related rent expenses totaled approximately $23,000.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2024	$67,796
2025	91,122
2026	93,136
2027	95,150
2028	72,495
Total remaining lease payments	$419,699
Less: imputed interest	(81,104)
Present Value of remaining lease payments	$338,595

Current	$60,040
Noncurrent	$278,555

Weighted-average remaining lease term (years)	4.50
Weighted-average discount rate	10.00%

The Company is defendant to a lawsuit filed by Feenix Payment Systems, LLC before the New York State Supreme Court, County of New York on June 20, 2023. The plaintiff seeks damages in the amount of $500,000 from an alleged breach of an exclusivity agreement between the plaintiff and the Company. The Company denies any liability for the alleged breach and intends to defend the matter vigorously. The Company has asserted a counterclaim alleging the plaintiff failed to pay the Company a finder’s fee. In addition, the Company is party to threatened or actual litigation occurring in the normal course of business but does not believe that the outcome of these matters could have a material effect on the Company’s financial statements.

10. Subsequent Events

As required by the Share Exchange Agreement, on April 1, 2024, the Company formed Blackbox.io Inc., a Delaware Corporation, and on April 18, 2024, the Company and Blackbox.io Inc entered into a contribution agreement (the “Contribution Agreement”) pursuant to which the Company transferred certain specified business assets (the “Contributed Assets”) to Blackbox.io Inc. In consideration for the Contributed Assets, Blackbox.io Inc issued to the Company 3,226,145 shares of common stock, par value $0.001 per share, of Blackbox .io Inc. and 3,369,998 shares of Series A convertible preferred stock, $0.001 par value per share, of Blackbox.io Inc, free and clear of all liens (the “Blackbox.io Operating Equity”), and assumed certain specified liabilities of the business of the Company (the “Assumed Liabilities”).

Simultaneously with the execution of the Contribution Agreement, the Company delivered fully executed documents of conveyance to effect the contribution of the Contributed Assets and the assignment of the Assumed Liabilities to Blackbox.io Inc, including (i) a bill of sale, (ii) an assignment and assumption agreement and (iii) an intellectual property assignment and Blackbox.io Inc delivered certificates and notices of issuance of stock transferable on the books of Blackbox.io Inc evidencing the issuance of the Blackbox.io Operating Equity.

The Contribution Agreement contains customary representations, warranties and covenants. As a result of the Contribution Agreement, Blackbox.io Inc. is a wholly-owned corporate subsidiary of the Company that now holds the Company’s legacy assets and continues its legacy business operations.

On May 13, 2024 the Company filed a Registration Statement on Form 4 including an information statement/prospectus and a notice of action taken by written consent pursuant to section 14(C) of the Securities Exchange Act of 1934 as required under the terms of the Securities Exchange Agreement with Evtec Aluminium. The registration statement is subject to review and approval by the Securities and Exchange Commission and has not yet been declared effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2023 as well as with our financial statements and the notes thereto included elsewhere herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Report.

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

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the Three Months ended March 31, 2024 the Company incurred an operating loss of $863,969 and a net loss of $863,711. In addition, for the year ended December 31, 2023, the Company incurred an operating loss of $5,297,671 and a net loss of $4,664,455. Cash flows used in operations were $353,803 for the three months ended March 31, 2024 and $(3,166,067) for the year ended December 31, 2023. The Company has cash and cash equivalents of $114,968 as of March 31, 2024.These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has executed a share exchange agreement with Evtec Aluminium Ltd (“Evtec”), whereby the Company expects to acquire all of the issued and outstanding share capital of Evtec with the result of Evtec becoming a wholly-owned subsidiary of the Company (the “Exchange”).  in the Exchange will be accounted for as a reverse acquisition with Evtec being the accounting acquiror. The Company believes that the merger with Evtec will attract additional capital investment as Evtec is substantially larger than Blackbox and has a strong acquisition pipeline. Management has also implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company’s operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms or if it will be able to execute the planned merger with Evtec.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1. 2024.

Liquidity and Capital Resources

At March 31, 2024, we had cash and marketable securities totaling $114,968 as compared to cash and marketable securities totaling $475,652 at December 31, 2023. Our cash flows used in operations were $353,803 for the three months ended March 31, 2024 as compared to $1,250,895 for the same period in the prior year.

Net cash from investing activities for the three months ended March 31, 2024 was $3,303 as compared to $1,082,291 for the prior year period. The decrease in the cash flow from investing activities was due to the liquidation of marketable securities in order to fund the Company’s operations during the prior year. The volume of marketable securities includes trading activity in a Company account that was used to research and test specific trading techniques although the account held less than $100,000. We do not expect capital expenditures to be significant for the remainder of 2024.

Net cash used in financing activities was $7,229 for the three months ended March 31, 2024 as compared to $7,186 for the prior year period.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, our revenue was $649,420, as compared to $859,004, for the three months ended March 31, 2023. The decline in revenue of 24.4% was due to a combination of fewer subscribers and lower average revenue per subscriber. Average users for the three months ended March 31, 2024 was 2,944 as compared to 3,555 for the prior year period. Average monthly revenue per user was $71,99 for the three months ended March 31, 2024 as compared to $80,17 in the prior year period. The decline in average revenue per subscriber was due to the sale of a large number of two year subscriptions for $1,198 during the Black Friday Cyber Monday holiday promotions in 2023.

Cost of revenues for the three months ended March 31, 2024 and 2023 were $357,958 and $447,641, resulting in gross margins of 45% and 48%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The gross margin percentage declined due to lower revenues and a higher percentage of fixed versus variable costs.

For the three months ended March 31, 2024, operating expenses were $1,155,428 as compared to $2,358,177 for the same period in 2022, a decrease of $1,202,749 or 51%. We significantly reduced expenditures in software development costs, advertising and marketing and selling general and administrative expenses for the 2024 period. Selling, general and administrative expenses decreased from $1,777,634 for the three months ended March 31, 2023 to $905,929 for the three months ended March 31, 2024, a decrease of $871,705 or 49%. The decrease was primarily driven by lower stock-based compensation expense which was partially offset by higher professional fees associated with the pending Exchange with Evtec Aluminum. Advertising and marketing expenses decreased by $82,258 or 38% from $214,981 for the three months ended March 31, 2023 to $132,723 for the three months ended March 31, 2024 as the Company continues to reposition its marketing strategy. Software development costs decreased by $246,641 or 70% from $355,044 in the three months ended March 31, 2023 to $108,403 for the three months ended March 31, 20243. The decreased software development costs reflected lower development costs for our new product Stock Nanny as it nears release.

Our loss from operations for the three months ended March 31, 2024, was $863,966 as compared to a loss from operations of $1,946,804 for the prior year period. The improvement in the loss from operations was driven by lower operating expenses and was partially offset by the lower sales and gross profits.

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

The following table sets forth a reconciliation of net loss to EBITDA:

Adjusted EBITDA Calculation
Net loss	$(863,711)	$(1,900,368)
Adjustments:
Depreciation and amortization expense	8,373	10,518
Interest and financing expense	93	165
Investment income	(348)	(46,601)
Stock based compensation	114,666	768,126
Total adjustments	$112,784	$732,208
Adjusted EBITDA	$(740,927)	$(1,168,160)

Off Balance Sheet Arrangements

As of March 31, 2024, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2024, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on April 1, 2024 for the year ended December 31, 2023, as supplemented by the "Risk Factors" sections in our registration statement on Form S-1 filed with the SEC on October 5, 2021, as amended on November 5, 2021 and the information contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2023 and the registration statement, as amended, are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

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

May 15, 2024	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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