Form 10-Q
period 2024-06-30
BLACKBOXSTOCKS INC.
filed 2024-08-15
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of August 14, 2024 was 3,517,431.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash	$1,055,482	$472,697
Accounts receivable, net of allowance for doubtful accounts of $68,589 at June 30, 2024 and December 31, 2023, respectively	17,495	18,212
Inventory	3,464	3,464
Marketable securities	-	2,955
Other receivable	-	475,000
Prepaid expenses and other current assets	50,375	35,161
Total current assets	1,126,816	1,007,489

Property and equipment:
Property and equipment, net	10,930	52,281
Right of use lease	318,636	344,370
Total property and equipment	329,566	396,651

Investments	8,424,000	8,424,000

Total assets	$9,880,382	$9,828,140

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,154,315	$842,404
Accrued interest	1,613	1,613
Unearned subscriptions	917,954	1,295,514
Lease liability right of use, current	61,725	64,818
Note payable, current portion	25,139	28,064
Merchant cash advance	182,655	-
Other liabilities	1,500,000	-
Total current liabilities	3,843,401	2,232,413

Long term liabilities:
Note payable	-	11,550
Lease liability right of use, long term	262,543	287,417
Total long term liabilities	262,543	298,967

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,270	3,270
Series B Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,215,528 and 3,223,015 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,215	3,223
Treasury stock	-	(27,650)
Additional paid in capital	26,994,498	26,802,808
Accumulated deficit	(21,226,545)	(19,484,891)
Total stockholders' equity	5,774,438	7,296,760

Total liabilities and stockholders' equity	$9,880,382	$9,828,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Subscriptions	$683,952	$734,648	$1,332,722	$1,589,638
Other revenues	760	2,750	1,410	6,764
Total revenues	684,712	737,398	1,334,132	1,596,402

Cost of revenues	356,017	426,975	713,975	874,606

Gross margin	328,695	310,423	620,157	721,796

Operating expenses:
Software development costs	100,642	227,250	209,045	582,294
Selling, general and administrative	938,269	1,350,378	1,844,198	3,128,012
Advertising and marketing	111,663	153,415	244,386	368,396
Loss on disposition of fixed assets	29,940	-	29,940	-
Depreciation and amortization	3,038	10,679	11,411	21,197
Total operating expenses	1,183,552	1,741,722	2,338,980	4,099,899

Operating loss	(854,857)	(1,431,299)	(1,718,823)	(3,378,103)

Other (income) expense:
Interest expense	74	147	167	312
Financing costs	23,012	-	23,012	-
Investment (income) loss	-	(6,952)	(348)	(53,553)
Total other (income) expense	(23,086)	(6,805)	(22,831)	(53,241)

Loss before income taxes	(877,943)	(1,424,494)	(1,741,654)	(3,324,862)

Income Taxes	-	-	-	-

Net loss	(877,943)	(1,424,494)	(1,741,654)	(3,324,862)

Weighted average number of common shares outstanding - basic	3,226,251	3,158,593	3,225,724	3,231,203

Net loss per share - basic	$(0.27)	$(0.45)	$(0.54)	$(1.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Six months Ended June 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2022	-	$-	3,269,998	$3,270	-	$-	3,298,033	$3,298	$23,340	$(1,102,375)	$18,070,556	$(14,820,436)	$2,177,653

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(79,100)	-	-	(79,100)

Retirement of treasury stock	-	-	-	-	-	-	(454,441)	(454)	-	1,181,475	(1,181,021)	-	-

Vesting of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Vesting of options for compensation	-	-	-	-	-	-	-	-	-	-	61,464	-	61,464

Vesting of stock for compensation	-	-	-	-	-	-	282,501	282	19,380	-	655,120	-	674,782

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,900,368)	(1,900,368)

Balances, March 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,126,093	$3,126	$42,720	$-	$17,637,999	$(16,720,804)	$966,311

Issuance of stock for fractional shares resulting from reverse split	-	-	-	-	-	-	8,838	9	-	-	(9)	-	-

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(15,291)	-	-	(15,291)

Vesting of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Vesting of options for compensation	-	-	-	-	-	-	-	-	-	-	245,810	-	245,810

Issuance of stock for compensation	-	-	-	-	-	-	49,754	50	(42,720)	-	182,865	-	140,195

Issuance of stock for investment	-	-	-	-	2,400,000	2,400	-	-	-	-	8,421,600	-	8,424,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,424,494)	(1,424,494)

Balances, June 30, 2023	-	$-	3,269,998	$3,270	2,400,000	$2,400	3,184,685	$3,185	$-	$(15,291)	$26,520,145	$(18,145,298)	$8,368,411

Balances, December 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,223,015	$3,223	$-	$(27,650)	$26,802,808	$(19,484,891)	$7,296,760

Vesting of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Vesting of options for compensation	-	-	-	-	-	-	-	-	-	-	65,286	-	65,286

Issuance of stock for compensation	-	-	-	-	-	-	3,120	3	-	-	17,497	-	17,500

Net loss	-	-	-	-	-	-	-	-	-	-	-	(863,711)	(863,711)

Balances, March 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,226,135	$3,226	$-	$(27,650)	$26,917,471	$(20,348,602)	$6,547,715

Vesting of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Vesting of options for compensation	-	-	-	-	-	-	-	-	-	-	65,286	-	65,286

Vesting of stock for compensation	-	-	-	-	-	-	-	-	-	-	7,500	-	7,500

Retirement of treasury stock	-	-	-	-	-	-	(10,607)	(11)	-	27,650	(27,639)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(877,943)	(877,943)

Balances, June 30, 2024	-	$-	3,269,998	$3,270	-	$-	3,215,528	$3,215	$-	$-	$26,994,498	$(21,226,545)	$5,774,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	For the six months ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,741,654)	$(3,324,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,411	21,197
Financing costs	23,012	-
Stock based compensation	219,332	1,173,761
Loss on disposition of assets	29,940	-
Right of use lease	(2,233)	-
Investment (income) loss	(348)	(53,553)
Changes in operating assets and liabilities:
Accounts receivable	717	(230,345)
Other receivable	475,000	-
Inventory	-	-
Prepaid expenses and other current assets	(15,214)	(33,702)
Accounts payable	290,399	32,248
Other liabilities	400,000	-
Unearned subscriptions	(377,560)	(301,912)
Net cash used in operating activities	(687,198)	(2,717,168)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,883)
Purchase of marketable securities	(9,273)	(5,417,253)
Sale of marketable securities	12,576	8,013,912
Net cash provided by investing activities	3,303	2,593,776

Cash flows from financing activities:
Proceeds from other liabilities	1,100,000	-
Proceeds from merchant cash advance	198,500	-
Principal payments on notes payable	(14,475)	(14,331)
Payments on merchant cash advance	(17,345)	-
Purchase of treasury stock	-	(15,291)
Net cash provided by (used in) financing activities	1,266,680	(29,622)

Net increase (decrease) in cash	$582,785	$(153,014)
Cash - beginning of period	472,697	425,578
Cash - end of period	$1,055,482	$272,564

Supplemental disclosures:
Interest paid	$167	$312
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Treasury stock purchased from related party with other assets	$-	$79,100
Retirement of treasury stock	$-	$1,181,475
Issuance of stock for investment	$-	$8,424,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Notes to Condensed Consolidated Financial Statements

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

On April 1, 2024, the Company formed Blackbox.io Inc., a Delaware corporation, and on April 18, 2024, the Company and Blackbox.io Inc entered into a contribution agreement (the “Contribution Agreement”) pursuant to which the Company transferred certain specified business assets (the “Contributed Assets”) to Blackbox.io Inc. In consideration for the Contributed Assets, Blackbox.io Inc issued to the Company 3,226,145 shares of common stock, par value $0.001 per share and 3,369,998 shares of Series A convertible preferred stock, $0.001 par value per share, of Blackbox.io Inc, free and clear of all liens (the “Blackbox.io Operating Equity”), and assumed certain specified liabilities of the business of the Company (the “Assumed Liabilities”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation The accompanying interim unaudited condensed consolidated financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying condensed consolidated financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2023, the Company incurred an operating loss of $5,297,671 and a net loss of $4,664,455. In addition, for the six months ended June 30, 2024, the Company incurred an operating loss of $1,718,823 and a net loss of $1,741,654. Cash flows used in operations totaled $3,166,067 for the year ended December 31, 2023 and $687,198 for the six months ended June 30, 2024. The Company had cash of $1,055,482 as of June 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has executed a share exchange agreement with Evtec Aluminium Limited (“Evtec Aluminium”), whereby the Company expects to acquire all of the issued and outstanding share capital of Evtec Aluminium with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company (the “Exchange”).  The Exchange will be accounted for as a reverse acquisition with Evtec Aluminium being the accounting acquiror. The Company believes that the Exchange with Evtec Aluminium will attract additional capital investment as Evtec Aluminium is substantially larger than Blackbox and has a strong acquisition pipeline. Management has also implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company’s operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms or if it will be able to execute the planned Exchange with Evtec Aluminium.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Blackboxstocks Inc and its wholly owned subsidiary Blackbox.io Inc., a Delaware corporation. All intercompany transactions and account balances between the Company and its subsidiary have been eliminated in consolidation. Transactions with its consolidated subsidiary are generally settled in cash.

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

Recently Issued Accounting Pronouncements.

Recently Issued Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclosure significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. This ASU also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company’s results of operations, financial position or cash flows. The Company will adopt ASU 2023-07 for the annual reporting period ending December 31, 2024 and for interim reporting periods thereafter. Adoption is not expected to have any impact on the Company’s disclosures.

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

The Company had total potential additional dilutive securities outstanding at June 30, 2024, as follows.

Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Option shares	200,875
Warrant shares	93,238

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

On June 9, 2023, the Company entered into a Securities Exchange Agreement (the Securities Exchange Agreement”) with Evtec Group whereby the Company issued 2,400,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”) (Note 4) in exchange for 4,086 preferred shares of Evtec Group. Upon conversion of the Series B Stock, the 2,400,000 shares would represent approximately 43% of the total common shares outstanding. The Evtec Group preferred shares were convertible into common shares of Evtec Group on a one-for-one basis upon a change in control or the listing of Evtec Group on Nasdaq or the London Stock Exchange. The preferred shares of Evtec Group were converted into common shares representing approximately 13% of Evtec Group.

The Company’s initial investment in Evtec Group was measured at $8,424,000 in accordance with ASC 820-10-30. The value of the Series B Stock issued by the Company was set by the closing price of its common stock on the day prior to closing of $3.51 as reported by Nasdaq. As a result, the 2,400,000 Series B Stock shares were valued at $8,424,000 which was determined to be the cost of the investment recorded pursuant to ASC 321-10-35. The investment was reviewed for impairment as of June 30, 2024.

On November 24, 2023, the Company entered into a Binding Amendment to Amended Letter of Intent (the “LOI Amendment”) with Evtec Group, Evtec Automotive Limited, and Evtec Aluminium (collectively the “Evtec Companies), which amended a non-binding Amended Letter of Intent (the “LOI”) dated April 14, 2023. Pursuant to the LOI Amendment, the Company has agreed to continue to negotiate in good faith to consummate a proposed acquisition of the Evtec Companies contemplated by the LOI (the “Proposed Transaction”), subject to the terms of the LOI Amendment.

As a condition to the Company’s continued good faith negotiations regarding the Proposed Transaction, the Evtec Companies agreed to (i) pay the Company aggregate extension fees totaling $400,000 which were guaranteed by a credit worthy affiliate of the Evtec Companies, (ii) provide extension loans of up to $400,000 to the Company if the Proposed Transaction has not closed on or before April 1, 2024, (iii) pay the Company amounts in cash equal to any documented legal fees and third-party expenses incurred or payable by the Company in connection with the Proposed Transaction up to $175,000, including any such expenses incurred prior to the date of the LOI Amendment, (iv) forfeit and return the 2,400,000 shares of the Series B Stock acquired by Evtec Group under the terms of the Securities Exchange Agreement, and (v) permit the Company to convert each of the 4,086 preferred shares of Evtec Group issued to the Company pursuant to the Securities Exchange Agreement into one ordinary share of Evtec Group. $475,000 and $0 was outstanding and classified as other receivables on the balance sheet as of December 31, 2023 and June 30, 2024, respectively.

As a result of the transaction not closing by April 1, 2024, Evtec Aluminium has provided $400,000 of financial support to the Company that has been classified as other liabilities as of June 30, 2024.

As provided for in the LOI Amendment, Evtec Group entered into a Forfeiture Agreement with the Company dated November 28, 2023 pursuant to which Evtec Group forfeited all of its right, title and interest in and to the 2,400,000 shares of Series B Stock acquired by Evtec Group pursuant to the Securities Exchange Agreement in order to further induce the Company to continue to negotiate in good faith to consummate the Proposed Transaction. Pursuant to the Forfeiture Agreement, the Company has no obligation to make any payment to Evtec Group, in cash or otherwise, for any such Series B Stock that are so forfeited. The shares of Series B Stock forfeited by Evtec Group were cancelled as of the date of the Forfeiture Agreement. In addition, Evtec Group converted  the Evtec Group preferred shares held by the Company into 4,086 common shares.

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

The Series B Stock has no dividend rights and no voting rights except as required by law or the Company’s bylaws. The Series B Stock is convertible into common shares on a one-for-one basis. Prior to the stockholder approval, the Series B Stock is not convertible into more than 19.9% of the Company’s outstanding common stock. All previously outstanding shares of Series B Stock were forfeited in December 2023.

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2023	109,584	$13.25	3.53
Issued	-	$-	-
Forfeited	(16,346)	$7.80	-
Exercised	-	$-	-
Warrants as of June 30, 2024	93,238	$14.20	3.59

At June 30, 2024, warrants for the purchase of 91,849 shares were vested and warrants for the purchase of 1,389 shares remained unvested. The Company expects to incur expenses for the unvested warrants totaling $21,256 as they vest.

6. Incentive Stock Plan

On August 4, 2021, our Board of Directors created and our stockholders approved the 2021 Blackboxstocks Inc. Incentive Stock Plan (the “2021 Plan”) which became effective August 31, 2021. Effective October 7, 2022, the Company’s Stockholders approved an amendment and restatement of the 2021 Plan to increase the numbers of issuable shares from 187,500 to 312,500. On February 6, 2023 the Company’s stockholders approved a subsequent amendment and restatement of the 2021 Plan to increase the number of shares available for issuance from 312,500 to 612,500 shares. The 2021 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors.

The following table presents the Company’s options as of June 30, 2024:

Options as of December 31, 2023	215,625	$8.97	8.37
Issued	-	$-	-
Forfeited	(14,750)	$6.23	8.83
Exercised	-	$-	-
Options as of June 30, 2024	200,875	$9.17	7.83

At June 30, 2024, options to purchase 190,174 shares were vested and options to purchase 10,701 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $68,257 as they vest.

7. Related Party Transactions

On March 16, 2023, the Company purchased 282,501 shares of Common Stock from Mr. Kepler at a price of $0.28 per share. The purchase of these shares was done in order to reduce Mr. Kepler’s cash bonus for 2022. The shares acquired from Mr. Kepler were subsequently retired and added back to authorized but unissued shares.

8. Debt

Note Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company received a loan of $130,200. The loan carries an interest rate of 1% and an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of June 30, 2024, the unpaid balance of the note totaled $25,139.

Merchant Cash Advance

On May 28, 2024, the Company entered into a merchant cash advance agreement with proceeds totaling $198,500 and total future receivables purchased totaling $272,000. The merchant cash advance is to be repaid through 28 weekly payments equal of $9,714. The finance expense for the advance has been calculated using the effective interest rate method. As of June 30, 2024, the unpaid balance of the merchant cash advance totaled $182,655.

9. Commitments and Contingencies

The Company leases approximately 2,685 square feet of office space in Dallas Texas pursuant to an office lease with Teachers Insurance and Annuity Association of America that expires on September 30, 2028. During the period ended June 30, 2024, the Company’s related rent expenses totaled approximately $46,000.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2024	$45,309
2025	91,122
2026	93,136
2027	95,150
2028	72,495
Total remaining lease payments	$397,212
Less: imputed interest	(72,944)
Present Value of remaining lease payments	$324,268

Current	$61,725
Noncurrent	$262,543

Weighted-average remaining lease term (years)	4.50
Weighted-average discount rate	10.00%

The Company is named as a defendant in a lawsuit filed by Feenix Payment Systems, LLC before the New York State Supreme Court, County of New York on June 20, 2023. The plaintiff seeks damages in the amount of $500,000 from an alleged breach of an exclusivity agreement between the plaintiff and the Company. The Company denies any liability for the alleged breach and intends to defend the matter vigorously. The Company has asserted a counterclaim alleging the plaintiff failed to pay the Company a finder’s fee. In addition, the Company is party to threatened or actual litigation occurring in the normal course of business but does not believe that the outcome of these matters could have a material effect on the Company’s financial statements.

10. Subsequent Events

On July 1, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Company sold 312,500 shares of its common stock, par value $0.001 (“Common Stock”), at a price per share of $4.00 for gross proceeds of $1,250,000. Gust Kepler, a director, our President and Chief Executive Officer, purchased $100,000 of the Common Stock under the terms of the Stock Purchase Agreement. Quadrofoglio Holdings LLC, a Florida limited liability company, purchased the remaining $1,150,000 of Common Stock. The Stock Purchase Agreement contains standard representations and warranties from the Company and the purchasers. The  Company had received $1,100,000 of these proceeds prior as of June 30, 2024 and prior to the execution of any definitive agreements with the purchasers. As a result the $1,100,000 was classified as other liabilities on the accompany consolidated condensed balance sheet.

On July 1, 2024, the Company entered into a Convertible Loan Agreement with Evtec Aluminium pursuant to which the Company loaned Evtec Aluminum $1,150,000 (the “Evtec Loan”). The Evtec Loan is unsecured, bears interest at 12% per annum and has a maturity date of one year from the date of issuance. The Evtec Loan is convertible into Evtec Aluminum ordinary shares at the rate of $1,197.92 per share at any time at the option of Blackboxstocks and converts automatically upon the closing of the Share Exchange Agreement (as defined below). If converted, the Evtec Loan converts into approximately 3.2% of the outstanding ordinary shares of Evtec Aluminum inferring a post money valuation of approximately $48,136,000.

On July 3, 2024, the Company and Evtec entered into a First Amendment to Share Exchange Agreement (the “Amendment”) in order to reflect the effects of the Stock Purchase Agreement transaction and the proposed issuance of Evtec warrants in connection with its pre-closing financing efforts. Specifically, the Amendment provides:

●

That the Company will issue replacement warrants to holders of any outstanding warrants to acquire Evtec Aluminium ordinary shares which will permit holders to acquire shares of the Company’s Common Stock on substantially the same terms after adjusting the number of shares issuable and exercise price based upon the Exchange value of Evtec Aluminium ordinary shares and the Exchange Ratio. Evtec Aluminium’s issuance of warrants is subject to approval by the Company in its reasonable discretion.

●

The definition of “Exchange Ratio” was changed to mean initially 294.17 shares of the Company’s Common Stock for each Evtec Aluminum share, which is subject to further adjustment, so that the consideration shares issuable to Evtec Sellers would equal 70.6% of the total outstanding shares of the Company post-Closing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as with our financial statements and the notes thereto included elsewhere herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Report.

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

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the six months ended June 30, 2024, the Company incurred an operating loss of $1,718,823 and a net loss of $1,741,654. In addition, for the year ended December 31, 2023, the Company incurred an operating loss of $5,297,671 and a net loss of $4,664,455. Cash flows used in operations were $687,198 for the six months ended June 30, 2024, and $3,166,067 for the year ended December 31, 2023. The Company has cash of $1,055,482 as of June 30, 2024.These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has executed a share exchange agreement with Evtec Aluminium Limited (“Evtec Aluminium”), whereby the Company expects to acquire all of the issued and outstanding share capital of Evtec Aluminium with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company (the “Exchange”).  in the Exchange will be accounted for as a reverse acquisition with Evtec Aluminium being the accounting acquiror. The Company believes that the merger with Evtec Aluminium will attract additional capital investment as Evtec Aluminium is substantially larger than Blackbox and has a strong acquisition pipeline. Management has also implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company’s operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms or if it will be able to execute the planned acquisition of Evtec Aluminium.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024.

Liquidity and Capital Resources

At June 30, 2024, we had cash and marketable securities totaling $1,055,482 as compared to cash and marketable securities totaling $475,652 at December 31, 2023. Our cash flows used in operations were $687,198 for the six months ended June 30, 2024, as compared to $2,717,168 for the same period in the prior year.

Net cash from investing activities for the six months ended June 30, 2024, was $3,303 as compared to $2,593,776 for the prior year period. The decrease in the cash flow from investing activities was due to the liquidation of marketable securities in order to fund the Company’s operations during the prior year. The volume of marketable securities includes trading activity in a Company account that was used to research and test specific trading techniques although the account held less than $100,000. We do not expect capital expenditures to be significant for the remainder of 2024.

Net cash provided by financing activities was $1,266,680 for the six months ended June 30, 2024, as compared to net cash used in financing activities of $29,622 for the prior year period. The increase in financing activities was the result of additional funding received in 2024 recorded as other liabilities and merchant cash advances.

As noted above, the Company intends to pursue the planned acquisition transaction with Evtec Aluminium however there can be no assurance that it will be able to complete the transaction or that such a transaction will provide the Company with sufficient liquidity to fund its operations. In addition, the Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on acceptable terms.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024, our revenue was $684,712, as compared to $737,398, for the three months ended June 30, 2023. The decline in revenue of 7% was due to fewer subscribers in the current year that was partially offset by higher average revenue per subscriber. Average subscribers for the three months ended June 30, 2024, was 2,983 as compared to 3,987 for the prior year period. Average monthly revenue per subscriber was $72.18 for the three months ended June 30, 2024, as compared to $61.42 in the prior year period. The increase in average revenue per subscriber was due to a large promotion with heavily discounted memberships in the second quarter of 2023.

Cost of revenues for the three months ended June 30, 2024, and 2023 were $356,017 and $426,975, resulting in gross margins of 48% and 42%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The gross margin percentage is expected to remain between 45% and 50%.

For the three months ended June 30, 2024, operating expenses were $1,183,552 as compared to $1,741,722 for the same period in 2023, a decrease of $558,170 or 32%. We significantly reduced expenditures in software development costs, advertising and marketing and selling general and administrative expenses for the 2024 period. Selling, general and administrative expenses decreased from $1,350,378 for the three months ended June 30, 2023, to $938,249 for the three months ended June 30, 2024, a decrease of $412,129 or 31%. The decrease was primarily driven by lower stock-based compensation expense which was partially offset by higher professional fees associated with the pending Exchange with Evtec Aluminum. Advertising and marketing expenses decreased by $41,752 or 27% from $153,415 for the three months ended June 30, 2023, to $111,663 for the three months ended June 30, 2024, as the Company continues to reposition its marketing strategy. Software development costs decreased by $126,608 or 56% from $227,250 in the three months ended June 30, 2023, to $100,642 for the three months ended June 30, 2024. The decreased software development costs reflected lower development costs for our new product Stock Nanny.

Our loss from operations for the three months ended June 30, 2024, was $854,857 as compared to a loss from operations of $1,431,299 for the prior year period. The improvement in the loss from operations was driven by lower operating expenses and was partially offset by the lower sales.

Comparison of Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024, our revenue was $1,332,722, as compared to $1,589,638, for the six months ended June 30, 2023. The decline in revenue of 16% was due to fewer subscribers in the current year that was partially offset by higher average revenue per subscriber. Average subscribers for the six months ended June 30, 2024, was 2,989 as compared to 3,756 for the prior year period. Average monthly revenue per subscriber was $74.30 for the six months ended June 30, 2024, as compared to $70.53 in the prior year period. The increase in average revenue per subscriber was due to a large promotion with heavily discounted memberships in the second quarter of 2023.

Cost of revenues for the six months ended June 30, 2024, and 2023 were $713,975 and $874,606, resulting in gross margins of 46% and 45%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The gross margin percentage is expected to remain between 45% and 50%.

For the six months ended June 30, 2024, operating expenses were $2,338,980 as compared to $4,099,899 for the same period in 2023, a decrease of $1,760,919 or 43%. We significantly reduced expenditures in software development costs, advertising and marketing and selling general and administrative expenses for the 2024 period. Selling, general and administrative expenses decreased from $3,128,012 for the six months ended June 30, 2023, to $1,844,178 for the six months ended June 30, 2024, a decrease of $1,283,834 or 41%. The decrease was primarily driven by lower stock-based compensation expense which was partially offset by higher professional fees associated with the pending Exchange with Evtec Aluminum. Advertising and marketing expenses decreased by $124,010 or 34% from $368,396 for the six months ended June 30, 2023, to $244,386 for the six months ended June 30, 2024, as the Company continues to reposition its marketing strategy. Software development costs decreased by $373,249 or 64% from $582,294 in the six months ended June 30, 2023, to $209,045 for the six months ended June 30, 2024. The decreased software development costs reflected lower development costs for our new product Stock Nanny.

Our loss from operations for the six months ended June 30, 2024, was $1,718,823 as compared to a loss from operations of $3,378,103 for the prior year period. The improvement in the loss from operations was driven by lower operating expenses and was partially offset by the lower sales.

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

The following table sets forth a reconciliation of net loss to EBITDA:

	Three Months Ended June 30,
	2024	2023
Net loss	$(877,943)	$(1,424,494)
Adjustments:
Interest expense	74	149
Investment income	-	(6,952)
Depreciation and amortization expense	3,038	10,679
Financing costs	23,012	-
Stock based compensation	104,666	405,635
Total adjustments	$130,790	$409,511
EBITDA	$(747,153)	$(1,014,983)

	Six Months Ended June 30,
	2024	2023
Net loss	$(1,741,654)	$(3,324,862)
Adjustments:
Interest expense	167	312
Investment income	(348)	(53,553)
Depreciation and amortization expense	11,411	21,197
Financing costs	23,012	-
Stock based compensation	219,332	1,173,761
Total adjustments	$253,574	$1,141,717
EBITDA	$(1,488,080)	$(2,183,145)

Off Balance Sheet Arrangements

As of June 30, 2024, we did not have any material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2024, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

August 15, 2024	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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