Form 10-Q/A
period 2024-06-30
BLACKBOXSTOCKS INC.
filed 2024-10-16
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares outstanding of the registrant’s Common Stock as of October 15, 2024 was 3,528,038.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Blackboxstocks, Inc. (the “Company”), “we”, “us” or “our”) for the quarterly period ended June 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 15, 2024 (the “Quarterly Report”) is being filed to amend and restate Part I Item 4: “Controls and Procedures” to include additional disclosure regarding the conclusion of our principal executive officer and principal financial officer as to the effectiveness of our internal controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported on a timely basis.

As required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment contains only the cover page, this explanatory note, the complete text of Item 4, the exhibit list, a signature page and the revised certifications.

Other than expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Quarterly Report or reflect any events that have occurred after the Quarterly Report was initially filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Quarterly Report was originally filed. This Amendment should be read together with the Quarterly Report and the Company’s other filings with the SEC.

PART I - FINANCIAL INFORMATION

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2024, were effective as of the end of the period covered by this Quarterly Report.

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

October 16, 2024	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
Robert Winspear
Chief Financial Officer and Secretary (Principal Financial
and Accounting Officer)

3