Form 10-Q
period 2024-09-30
BLACKBOXSTOCKS INC.
filed 2024-11-14
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of November 12, 2024 was 3,528,028.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash	$60,921	$472,697
Accounts receivable, net of allowance for doubtful accounts of $-0- and $68,589 at September 30, 2024 and December 31, 2023, respectively	3,799	18,212
Inventory	3,464	3,464
Marketable securities	-	2,955
Other receivable	-	475,000
Note receivable	1,100,000	-
Prepaid expenses and other current assets	51,248	35,161
Total current assets	1,219,432	1,007,489

Property and equipment:
Property and equipment, net	8,394	52,281
Right of use lease	303,397	344,370
Total property and equipment	311,791	396,651

Investments	8,424,000	8,424,000

Total assets	$9,955,223	$9,828,140

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,378,668	$842,404
Accrued interest	1,613	1,613
Unearned subscriptions	739,054	1,295,514
Lease liability right of use, current	63,281	64,818
Note payable, current portion	17,874	28,064
Merchant cash advance	190,264	-
Other liabilities	1,043,000	-
Total current liabilities	3,433,754	2,232,413

Long term liabilities:
Note payable	-	11,550
Lease liability right of use, long term	246,127	287,417
Total long term liabilities	246,127	298,967

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,270	3,270
Series B Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,528,028 and 3,223,015 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,528	3,223
Treasury stock	-	(27,650)
Additional paid in capital	28,275,922	26,802,808
Accumulated deficit	(22,007,378)	(19,484,891)
Total stockholders' equity	6,275,342	7,296,760

Total liabilities and stockholders' equity	$9,955,223	$9,828,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statements of Operations

For the Three Months and Nine months Ended September 30, 2024 and 2023

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Subscriptions	$646,792	$727,218	$1,979,514	$2,316,856
Other revenues	1,050	1,250	2,460	8,014
Total revenues	647,842	728,468	1,981,974	2,324,870

Cost of revenues	293,426	327,928	1,007,401	1,202,534

Gross margin	354,416	400,540	974,573	1,122,336

Operating expenses:
Software development costs	101,873	173,665	310,918	755,959
Selling, general and administrative	891,282	957,372	2,735,480	4,085,384
Advertising and marketing	92,891	127,632	337,277	496,028
Loss on disposition of fixed assets	-	-	29,940	-
Depreciation and amortization	2,536	11,100	13,947	32,297
Total operating expenses	1,088,582	1,269,769	3,427,562	5,369,668

Operating loss	(734,166)	(869,229)	(2,452,989)	(4,247,332)

Other (income) expense:
Interest expense	58	210	225	522
Financing costs	46,509	-	69,621	-
Investment (income) loss	-	(8,934)	(348)	(62,487)
Other income	-	(188,760)		(188,760)
Total other (income) expense	46,667	(197,484)	69,498	(250,725)

Loss before income taxes	(780,833)	(671,745)	(2,522,487)	(3,996,607)

Income Taxes	-	-	-	-

Net loss	(780,833)	(671,745)	(2,522,487)	(3,996,607)

Weighted average number of common shares outstanding – basic and diluted	3,517,838	3,196,230	3,323,806	3,222,361

Net loss per share – basic and diluted	$(0.22)	$(0.21)	$(0.76)	$(1.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine months Ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2022	-	$-	3,269,998	$3,270	-	$-	3,298,033	$3,298	$23,340	$(1,102,375)	$18,070,556	$(14,820,436)	$2,177,653

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(79,100)	-	-	(79,100)

Retirement of treasury stock	-	-	-	-	-	-	(454,441)	(454)	-	1,181,475	(1,181,021)	-	-

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	61,464	-	61,464

Issuance of stock for compensation	-	-	-	-	-	-	282,501	282	19,380	-	655,120	-	674,782

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,900,368)	(1,900,368)

Balances, March 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,126,093	$3,126	$42,720	$-	$17,637,999	$(16,720,804)	$966,311

Issuance of stock for fractional shares resulting from reverse split	-	-	-	-	-	-	8,838	9	-	-	(9)	-	-

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(15,291)	-	-	(15,291)

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	245,810	-	245,810

Issuance of stock for compensation	-	-	-	-	-	-	49,754	50	(42,720)	-	182,865	-	140,195

Issuance of stock for investment	-	-	-	-	2,400,000	2,400	-	-	-	-	8,421,600	-	8,424,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,424,494)	(1,424,494)

Balances, June 30, 2023	-	$-	3,269,998	$3,270	2,400,000	$2,400	3,184,685	$3,185	$-	$(15,291)	$26,520,145	$(18,145,298)	$8,368,411

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	69,270	-	69,270

Issuance of stock for compensation	-	-	-	-	-	-	13,236	13	-	-	55,180	-	55,193

Net loss	-	-	-	-	-	-	-	-	-	-	-	(671,745)	(671,745)

Balances, September 30, 2023	-	$-	3,269,998	$3,270	2,400,000	$2,400	3,197,921	$3,198	$-	$(15,291)	$26,676,475	$(18,817,043)	$7,853,009

Balances, December 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,223,015	$3,223	$-	$(27,650)	$26,802,808	$(19,484,891)	$7,296,760

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	65,286	-	65,286

Issuance of stock for compensation	-	-	-	-	-	-	3,120	3	-	-	17,497	-	17,500

Net loss	-	-	-	-	-	-	-	-	-	-	-	(863,711)	(863,711)

Balances, March 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,226,135	$3,226	$-	$(27,650)	$26,917,471	$(20,348,602)	$6,547,715

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	-	31,880	-	31,880

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	65,286	-	65,286

Issuance of stock for compensation	-	-	-	-	-	-	-	-	-	-	7,500	-	7,500

Retirement of treasury stock	-	-	-	-	-	-	(10,607)	(11)	-	27,650	(27,639)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(877,943)	(877,943)

Balances, June 30, 2024	-	$-	3,269,998	$3,270	-	$-	3,215,528	$3,215	$-	$-	$26,994,498	$(21,226,545)	$5,774,438

Issuance of warrants for compensation	-	-	-	-	-	-	-	-	-	-	21,256	-	21,256

Issuance of options for compensation	-	-	-	-	-	-	-	-	-	-	52,981	-	52,981

Issuance of stock for compensation	-	-	-	-	-	-	-	-	-	-	7,500	-	7,500

Issuance of stock for cash	-	-	-	-	-	-	312,500	313	-	-	1,199,687	-	1,200,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(780,833)	(780,833)

Balances, September 30, 2024	-	$-	3,269,998	$3,270	-	$-	3,528,028	$3,528	$-	$-	$28,275,922	$(22,007,378)	$6,275,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine months Ended September 30, 2024 and 2023

(Unaudited)

	For the nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,522,487)	$(3,996,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,947	32,297
Financing costs	69,621	-
Stock based compensation	301,069	1,330,104
Loss on disposition of assets	29,940	-
Right of use lease	(1,854)	-
Investment (income) loss	(348)	(62,487)
Changes in operating assets and liabilities:
Accounts receivable	14,413	(22,485)
Other receivable	475,000	-
Inventory	-	12,000
Prepaid expenses and other current assets	(16,087)	(148,373)
Accounts payable	468,893	107,238
Other liabilities	1,043,000	-
Unearned subscriptions	(556,460)	(451,049)
Net cash used in operating activities	(681,353)	(3,199,362)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,605)
Purchase of marketable securities	(9,273)	(6,418,134)
Sale of marketable securities	12,576	9,694,625
Issuance of note receivable	(1,100,000)	-
Net cash (used in) provided by investing activities	(1,096,697)	3,273,886

Cash flows from financing activities:
Proceeds from issuance of common stock	1,200,000	-
Proceeds from merchant cash advance	297,750	-
Principal payments on notes payable	(21,740)	(21,523)
Payments on merchant cash advance	(109,736)	-
Purchase of treasury stock	-	(15,291)
Net cash provided by (used in) financing activities	1,366,274	(36,814)

Net increase (decrease) in cash	$(411,776)	$37,710
Cash - beginning of period	472,697	425,578
Cash - end of period	$60,921	$463,288

Supplemental disclosures:
Interest paid	$224	$441
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Retirement of treasury stock	$27,650	$1,181,475
Treasury stock purchased from related party with other assets	$-	$79,100
Issuance of stock for investment	$-	$8,424,000

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

The accompanying condensed consolidated financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2023, the Company incurred an operating loss of $5,297,671 and a net loss of $4,664,455. In addition, for the nine months ended September 30, 2024, the Company incurred an operating loss of $2,452,989 and a net loss of $2,522,487. Cash flows used in operations totaled $3,166,067 for the year ended December 31, 2023, and $681,353 for the nine months ended September 30, 2024. The Company had cash of $60,921 as of September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has executed a share exchange agreement with Evtec Aluminium Limited (“Evtec Aluminium”), whereby the Company expects to acquire all of the issued and outstanding share capital of Evtec Aluminium with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company (the “Exchange”). The Exchange will be accounted for as a reverse acquisition with Evtec Aluminium being the accounting acquiror. The Company believes that the Exchange with Evtec Aluminium will attract additional capital investment as Evtec Aluminium is substantially larger than Blackbox and has a strong acquisition pipeline. Management has also implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company’s operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms or if it will be able to execute the planned Exchange with Evtec Aluminium.

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

The Company had total potential additional dilutive securities outstanding at September 30, 2024, as follows.

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

The Company’s initial investment in Evtec Group was measured at $8,424,000 in accordance with ASC 820-10-30. The value of the Series B Stock issued by the Company was set by the closing price of its common stock on the day prior to closing of $3.51 as reported by Nasdaq. As a result, the 2,400,000 Series B Stock shares were valued at $8,424,000 which was determined to be the cost of the investment recorded pursuant to ASC 321-10-35. The investment was reviewed for impairment as of September 30, 2024.

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

As a result of the transaction not closing, Evtec Aluminium has provided $1,043,000 of financial support to the Company that has been classified as other liabilities as of September 30, 2024.

As provided for in the LOI Amendment, Evtec Group entered into a Forfeiture Agreement with the Company dated November 28, 2023 pursuant to which Evtec Group forfeited all of its right, title and interest in and to the 2,400,000 shares of Series B Stock acquired by Evtec Group pursuant to the Securities Exchange Agreement in order to further induce the Company to continue to negotiate in good faith to consummate the Proposed Transaction. Pursuant to the Forfeiture Agreement, the Company has no obligation to make any payment to Evtec Group, in cash or otherwise, for any such Series B Stock that are so forfeited. The shares of Series B Stock forfeited by Evtec Group were cancelled as of the date of the Forfeiture Agreement. In addition, Evtec Group converted the Evtec Group preferred shares held by the Company into 4,086 ordinary shares.

On December 12, 2023, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement") with Evtec Aluminium, and the shareholders of Evtec Aluminium (“Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Share Exchange Agreement, the Company is expected to acquire all of the issued and outstanding Evtec Aluminium Ordinary Shares, with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company (the “Exchange”). At the closing of the Exchange (the “Closing”), the Sellers will receive shares of common stock of the Company, $0.001 par value, in exchange for capital shares of Evtec Aluminium based on the exchange ratio formula in the Share Exchange Agreement (the “Exchange Ratio”), which is subject to adjustment in the event Evtec Aluminium raises capital before Closing in excess of $5,000,000. Immediately following Closing, based upon the Exchange Ratio, the Sellers are expected to collectively own 70.4% of the aggregate common stock of the Company.

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

On July 3, 2024, the Company and Evtec entered into a First Amendment to Share Exchange Agreement (the “Amendment”) in order to reflect the effects of a Stock Purchase Agreement transaction consummated July 1, 2024 (Note 4) and the proposed issuance of Evtec warrants in connection with its pre-closing financing efforts. Specifically, the Amendment provides:

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

●

The definition of “Exchange Ratio” was changed to mean initially 294.17 shares of the Company’s Common Stock for each Evtec Aluminum share, which is subject to further adjustment, so that the consideration shares issuable to Evtec Sellers would equal 70.6% of the total outstanding shares of the Company post-Closing

On May 13, 2024, the Company filed a Registration Statement on Form S-4 including an information statement/prospectus and a notice of action taken by written consent pursuant to section 14(C) of the Securities Exchange Act of 1934 as required under the terms of the Securities Exchange Agreement with Evtec Aluminium. The registration statement is subject to review and approval by the Securities and Exchange Commission and has not yet been declared effective.

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

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2023	109,584	$13.25	3.53
Issued	-	$-	-
Forfeited	(16,346)	$7.80	-
Exercised	-	$-	-
Warrants as of September 30, 2024	93,238	$14.20	3.33

At September 30, 2024, all warrants were vested.

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

The following table presents the Company’s options as of September 30, 2024:

Options as of December 31, 2023	215,625	$8.97	8.37
Issued	-	$-	-
Forfeited	(14,750)	$6.23	8.83
Exercised	-	$-	-
Options as of September 30, 2024	200,875	$9.17	7.58

At September 30, 2024, options to purchase 198,877 shares were vested and options to purchase 1,998 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $15,276 as they vest.

7. Related Party Transactions

On March 16, 2023, the Company purchased 282,501 shares of Common Stock from Mr. Kepler at a price of $0.28 per share. The purchase of these shares was done in order to reduce Mr. Kepler’s cash bonus for 2022. The shares acquired from Mr. Kepler were subsequently retired and added back to authorized but unissued shares. As noted in Note 4, on July 1, 2024 Mr. Kepler purchased 25,000 shares of common stock at a price of $4.00 per share pursuant to the Stock Purchase Agreement.

8. Debt

Note Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company received a loan of $130,200. The loan carries an interest rate of 1% and an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of September 30, 2024, the unpaid balance of the note totaled $17,874.

Merchant Cash Advance

On May 28, 2024, the Company entered into a merchant cash advance agreement with proceeds totaling $198,500 and total future receivables purchased totaling $272,000. On September 27, 2024, the Company entered into a merchant cash advance agreement with proceeds totaling $99,250 and total future receivables purchased totaling $136,000. The merchant cash advances are to be repaid through 28 weekly payments of $9,714 and $4,857, respectively. The finance expense for the advances have been calculated using the effective interest rate method. As of September 30, 2024, the unpaid balance of the merchant cash advances totaled $190,264.

9. Commitments and Contingencies

The Company leases approximately 2,685 square feet of office space in Dallas Texas pursuant to an office lease with Teachers Insurance and Annuity Association of America that expires on September 30, 2028. During the period ended September 30, 2024, the Company’s related rent expenses totaled approximately $70,000.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2024	$22,655
2025	91,122
2026	93,136
2027	95,150
2028	72,495
Total remaining lease payments	$374,558
Less: imputed interest	(65,149)
Present Value of remaining lease payments	$309,409

Current	$63,281
Noncurrent	$246,127

Weighted-average remaining lease term (years)	3.25
Weighted-average discount rate	10.00%

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

Overview

Blackboxstocks, Inc. is a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels. Our web-based software (the “Blackbox System”) employs “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. We continuously scan the New York Stock Exchange (“NYSE”), NASDAQ, Chicago Board Options Exchange (the “CBOE”) and other options markets, analyzing over 10,000 stocks and over 1,500,000 options contracts multiple times per second. We provide our users with a fully interactive social media platform that is integrated into our dashboard, enabling our users to exchange information and ideas quickly and efficiently through a common network. We have also introduced a live audio/video feature that allows our members to broadcast on their own channels to share trading strategies and market insight within the Blackbox community. We employ a subscription based Software as a Service (“SaaS”) business model and maintain a base of users that spans over 40 countries.

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

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the nine months ended September 30, 2024, the Company incurred an operating loss of $2,452,989 and a net loss of $2,522,487. In addition, for the year ended December 31, 2023, the Company incurred an operating loss of $5,297,671 and a net loss of $4,664,455. Cash flows used in operations were $681,353 for the nine months ended September 30, 2024, and $3,166,067 for the year ended December 31, 2023. The Company has cash of $60,921 as of September 30, 2024.These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has executed a share exchange agreement with Evtec Aluminium Limited (“Evtec Aluminium”), whereby the Company expects to acquire all of the issued and outstanding share capital of Evtec Aluminium with the result of Evtec Aluminium becoming a wholly-owned subsidiary of the Company (the “Exchange”). The Exchange will be accounted for as a reverse acquisition with Evtec Aluminium being the accounting acquiror. The Company believes that the merger with Evtec Aluminium will attract additional capital investment as Evtec Aluminium is substantially larger than Blackbox and has a strong acquisition pipeline. Management has also implemented a number of initiatives aimed at improving operating cash flow including, new product development, revised marketing strategies and expense reductions. In addition, the Company has historically been able to raise debt or equity financing to meet its capital needs and is also evaluating strategic alternatives with respect to possible mergers or acquisitions. There can be no assurance that the Company’s operational changes will impact its cash flow or if it will be able to raise additional capital or on what terms or if it will be able to execute the planned acquisition of Evtec Aluminium.

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

Liquidity and Capital Resources

At September 30, 2024, we had cash and marketable securities totaling $60,921 as compared to cash and marketable securities totaling $475,652 at December 31, 2023. Our cash flows used in operations were $681,353 for the nine months ended September 30, 2024, as compared to $3,199,362 for the same period in the prior year.

Net cash used in investing activities for the nine months ended September 30, 2024, was $1,096,697 as compared to cash provided by investing activities of $3,273,886 for the prior year period. The decrease in the cash flow from investing activities was due to the liquidation of marketable securities in order to fund the Company’s operations during the prior year, combined with the issuance of a note receivable in the current year. The volume of marketable securities includes trading activity in a Company account that was used to research and test specific trading techniques although the account held less than $100,000. We do not expect capital expenditures to be significant for the remainder of 2024.

Net cash provided by financing activities was $1,366,274 for the nine months ended September 30, 2024, as compared to net cash used in financing activities of $36,814 for the prior year period. The increase in financing activities was the result of proceeds from the sale of common stock and funding from merchant cash advances.

As noted above, the Company intends to pursue the planned acquisition transaction with Evtec Aluminium however there can be no assurance that it will be able to complete the transaction or that such a transaction will provide the Company with sufficient liquidity to fund its operations. In addition, the Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on acceptable terms. For the nine months ended September 30, 2024, Evtec Aluminium advanced the Company $1,043,000 in financial support. Evtec Aluminium is not contractually required to provide any additional support and there can be no assurance that they may do so.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, our revenue was $646,792, as compared to $727,218, for the three months ended September 30, 2023. The decline in revenue of 11% was due to fewer subscribers in the current year that was partially offset by higher average revenue per subscriber. Average subscribers for the three months ended September 30, 2024, was 2,972 as compared to 3,174 for the prior year period. Average monthly revenue per subscriber was $72.55 for the three months ended September 30, 2024, as compared to $76.37 in the prior year period.

Cost of revenues for the three months ended September 30, 2024, and 2023 were $293,842 and $327,928, resulting in gross margins of 55% for both periods. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The gross margin percentage is expected to remain between 45% and 55%.

For the three months ended September 30, 2024, operating expenses were $1,088,582 as compared to $1,269,769 for the same period in 2023, a decrease of $181,187 or 14%. We significantly reduced expenditures in software development costs, advertising and marketing and selling, general and administrative expenses for the 2024 period. Selling, general and administrative expenses decreased from $957,372 for the three months ended September 30, 2023, to $891,282 for the three months ended September 30, 2024, a decrease of $66,090 or 7%. The decrease was primarily driven by lower stock-based compensation expense which was partially offset by higher professional fees associated with the pending Exchange with Evtec Aluminum. Advertising and marketing expenses decreased by $34,741 or 27% from $127,632 for the three months ended September 30, 2023, to $92,891 for the three months ended September 30, 2024, as the Company continues to reposition its marketing strategy. Software development costs decreased by $71,792 or 41% from $173,665 in the three months ended September 30, 2023, to $101,873 for the three months ended September 30, 2024. The decreased software development costs reflected lower development costs for our new product, Stock Nanny.

Our loss from operations for the three months ended September 30, 2024, was $734,166 as compared to a loss from operations of $869,229 for the prior year period. The improvement in the loss from operations was driven by lower operating expenses and was partially offset by the lower sales.

Comparison of Nine months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024, our revenue was $1,981,974, as compared to $2,324,870, for the nine months ended September 30, 2023. The decline in revenue of 15% was due to fewer subscribers in the current year that was partially offset by higher average revenue per subscriber. Average subscribers for the nine months ended September 30, 2024, was 2,986 as compared to 3,564 for the prior year period. Average monthly revenue per subscriber was $73.66 for the nine months ended September 30, 2024, as compared to $72.24 in the prior year period.

Cost of revenues for the nine months ended September 30, 2024, and 2023 were $1,007,401 and $1,202,534, resulting in gross margins of 49% and 48%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The gross margin percentage is expected to remain between 45% and 55%.

For the nine months ended September 30, 2024, operating expenses were $3,429,812 as compared to $5,369,668 for the same period in 2023, a decrease of $1,939,856 or 36%. We significantly reduced expenditures in software development costs, advertising and marketing and selling general and administrative expenses for the 2024 period. Selling, general and administrative expenses decreased from $4,085,384 for the nine months ended September 30, 2023, to $2,735,480 for the nine months ended September 30, 2024, a decrease of $1,349,904 or 33%. The decrease was primarily driven by lower stock-based compensation expense which was partially offset by higher professional fees associated with the pending Exchange with Evtec Aluminum. Advertising and marketing expenses decreased by $158,751 or 32% from $496,028 for the nine months ended September 30, 2023, to $337,277 for the nine months ended September 30, 2024, as the Company continues to reposition its marketing strategy. Software development costs decreased by $445,041 or 59% from $755,959 in the nine months ended September 30, 2023, to $310,918 for the nine months ended September 30, 2024. The decreased software development costs reflected lower development costs for our new product Stock Nanny.

Our loss from operations for the nine months ended September 30, 2024, was $2,452,989 as compared to a loss from operations of $4,247,332 for the prior year period. The improvement in the loss from operations was driven by lower operating expenses and was partially offset by the lower sales.

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

The following table sets forth a reconciliation of net loss to EBITDA:

	Three Months Ended September 30,
	2024	2023
Net income (loss)	$(780,833)	$(671,745)
Adjustments:
Interest expense	58	210
Investment (income) loss	-	(8,934)
Depreciation and amortization expense	2,536	11,100
Financing costs	46,609	-
Stock based compensation	81,737	156,343
Total adjustments	$130,940	$158,719
EBITDA	$(649,893)	$(513,026)

	Nine Months Ended September 30,
	2024	2023
Net income (loss)	$(2,522,487)	$(3,996,607)
Adjustments:
Interest expense	225	522
Investment (income) loss	(348)	(62,487)
Depreciation and amortization expense	13,947	32,297
Financing costs	69,621	-
Stock based compensation	301,069	1,330,104
Total adjustments	$384,514	$1,300,436
EBITDA	$(2,139,973)	$(2,696,171)

Off Balance Sheet Arrangements

As of September 30, 2024, we did not have any material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2024, were effective as of the end of the period covered by this Quarterly Report

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

November 14, 2024	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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