Form 10-K
period 2024-12-31
BLACKBOXSTOCKS INC.
filed 2025-03-21
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 726-9203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BLBX	The NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (2,632,689 shares of common stock) as of June 28, 2024 was $7,108,260 (computed by reference to the price at which the common equity was last sold ($2.70) as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

As of March 20, 2025, 3,602,874 shares of common stock, par value $0.001 per share, were issued and outstanding.

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

In March of 2025, we initiated a program to expand our product offerings through educational courses targeted to not only current Blackbox members but also non-members including former members. Courses are offered as either free webinars or as paid courses and consist of a series of classes on a specific topic regarding trading in equities or options markets. Free webinars are designed to attract potential members by providing them introductions to trading strategies at no cost. We believe that members who participate in our educational offerings are more likely to be successful traders and therefore more likely to be longer term members. We offer these paid courses for both members and non-members. These classes are expected to be offered to various level of traders (from novice to experienced) of either stocks or options and will become a significant additional revenue stream..

We also intend to provide products for professional traders and institutions including customs trading solutions and application program interface API access to our data. We have not historically focused on non-retail traders but we believe that we can offer professional traders unique tools driven off of the Blackbox System. Although the professional market may be more difficult to penetrate, we believe that it will support high margins and greater stability.

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

Standard Features

(Including but not limited to)

●	Real Time NYSE/NASDAQ Market Data
●	Real Time OPRA Options Trade Data
●	Real Time Streaming Market News Feed
●	Symbol Specific News
●	Options News and Upgrades/Downgrades
●	Institutional Grade Charts
●	Multi-Chart Capability
●	Earnings and Dividend Dates
●	Daily Advancers / Decliners Scanner
●	User-specific Watch List

Proprietary and Advanced Features

(Including but not limited to)

●	Real Time Algorithm Driven Stock & Options Alerts
●	User Defined Symbol Specific Alert Criteria
●	Options Flow Scanner / Heatmap
●	Pre-Configured Pre/Post Market Scanners
●	Stock and Option Volume Ratio Scanner
●	Volatility Indicator

●	Dark Pool Analysis
●	Insider Buying Analysis
●	Gamma Exposure
●	FINRA Short Interest Analysis
●	Net Options Delta and Dollar Flow
●	Feature Rich Text- and Audio-based Social Media Components

Added in 2024:

●	Enhanced options flow downloads to only include items on a member’s watch list
●	Additional open interest filters for exchange traded funds (ETFs)
●	Added real-time go / no-go indicators to alert log
●	Added ability to download options alert history
●	Added additional security features
●	Operational infrastructure enhancements
●	New alerts on options when the trade has been closed
●	Real time volatility indicator module

The Blackbox System includes several proprietary and advanced studies to help both options and stock traders. These studies encompass advanced data tools with real time data that are easy for traders of all levels to use.

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

Go/No-Go Study: The GoNoGo Trend ® indicator provides a simple colored study available in our charts that displays the strength of a stock’s momentum using multiple technical factors.

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

Our Market Opportunity

We believe the global COVID-19 pandemic of 2020 stimulated significant change for online technologies including financial and trading related companies such as Blackbox. More than 10 million new brokerage accounts were opened by individuals in 2020 — more than ever in one year, according to Devin Ryan, an analyst at JMP Securities. This newfound interest in the market was very positive for us as our user base grew rapidly in 2021. The combination of an influx of new investors as well as the tendency for those new investors to gravitate towards innovative financial technology have been positive long-term macro-economic trends for us.

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

Recent Technology and Development Initiatives

We continually upgrade our platform to provide the best user experience and maximum value for our members. Many of the new features or improvements to our existing features are suggested by our members. Much of our platform is community curated and we take pride in collaborating with and implementing the suggestions from our members that use our system every day. Our development efforts in 2023 and 2024 were largely focused on enhancing core parts of our applications and fine-tuning the overall architecture to improve cost efficiencies, eliminate remaining technical debt, and provide our members with a more stable, scalable, and performant system

Development of Native Applications for iOS and Android

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

Stock Nanny

In 2024, we completed a soft launch of Stock Nanny. Stock Nanny is a mobile app for iOS and Android that provides real-time portfolio alerts for a broad demographic of investors. Many of these alerts are a product of derived data currently generated on the Blackbox platform. This app integrates with online brokerage platforms and allows the user to import their current stock positions and stocks on their watchlist into our app. We believe these alerts will be extremely useful for portfolio management, loss mitigation, and other investment strategies. The app provides extensive menu options to allow the user to customize this application to their specific needs. This is a stand-alone product and targets all self-directed retail investors, not just day traders or swing traders allowing the Company to address a much broader segment of the market. We plan to more aggressively market this product in 2025 after we have raised sufficient capital to fund a comprehensive marketing plan.

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

Marketing of the Blackbox System

We launched our Blackbox System and platform for use in the United States and made it available to subscribers in September 2016. Use of the platform is sold on a monthly or annual subscription basis to individual consumers through our website at https://blackboxstocks.com. We believe our Blackbox System subscriptions are priced competitively with similar web-based trading tools although the number of competitors offering limited aspects of what our system provides at lower prices has increased in 2023 and 2024. We primarily use a combination of digital marketing campaigns and customer referral compensation plans in our advertising program. Our digital advertising efforts are comprised of display and video ads, along with banner and text ads across multiple search and social platforms. We also utilize targeted email marketing and a strategic global marketing campaign for brand awareness. We believe that this form of advertising has been and will continue to be effective in attracting subscribers. We continuously monitor and evaluate the effectiveness of specific social media platforms and allocate marketing funds accordingly. We also promote our subscriptions through an established compensated customer referral program. We offer certain subscribers the right to promote the Blackbox System and receive referral fees for subscribers generated from such subscribers’ effort. Generally, we pay referring subscribers $25 for each subscription generated and $25 for each month the subscriber continues their subscription. We incurred $93,826 and $187,781 in customer referral expenditures in each of the years ended December 31, 2024 and 2023, respectively. We expect to continue utilizing the customer referral sales program as it has proven to be an efficient form of advertising. Our advertising and marketing expense was $436,456 and $629,984 for the years ended December 31, 2024 and 2023, respectively. We significantly reduced the amount of our digital marketing spend during 2023 and 2024 as part of an overall expense reduction as well as a review of the effectiveness of certain marketing strategies. We intend to continue to deploy a significant amount of marketing funds on both digital campaigns and customer referral programs in the future. In addition, we may also utilize television and radio advertising.

Our marketing of products targeted toward institutional customers is anticipated to rely less on the current digital marketing that we have historically utilized and is not expected to utilize affiliate marketing strategies.

Industry Partners and Relationships

We have several arrangements and agreements with financial industry partners that encompass marketing partnerships, educational resources and licenses. We believe our relationship with large well-known brokerage firms enhance our credibility and provide added value to our members. Among these partnerships are marketing agreements with firms that provide us with a referral fee for new accounts that we bring to them as well as offering our members discounted commissions on options trades. The referral fees are not currently material to our revenue but we believe the that our initial relationship with these firms is significant and provides us with an opportunity to expand these relationships to bring greater value to our members.

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

Employees

As of March 20, 2025, the Company had ten full-time employees. We also currently have nine contract workers that primarily serve as team traders on our Blackbox System platform or developers.

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

Recent Developments

Termination of Share Exchange Agreement with Evtec Aluminium Limited

On January 13, 2025, the Company and Evtec Aluminium Limited (“Evtec”) entered into a termination agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Share Exchange Agreement executed on December 12, 2023, as amended by that certain First Amendment to Share Exchange Agreement dated July 3, 2024 (the “Share Exchange Agreement”), the closing of which would have resulted in Evtec becoming a wholly owned subsidiary of the Company.

Company Financing

Securities Purchase Agreement

On January 17, 2025, the Company entered into a Securities Purchase Agreement (the “Original Purchase Agreement”) with Five Narrow Lane LP (the “Purchaser”), and Five Narrow Lane LP, as collateral agent for the Purchaser (the “Agent”), pursuant to which the Purchaser agreed to purchase from the Company a senior debenture having an aggregate principal amount of $250,000 (the “Initial Debenture”) and an amended and restated senior secured convertible debenture having an aggregate principal amount of up to $2,000,000 (the “Additional Debenture”, and together with the Initial Debenture, the “Debentures”) upon certain closing conditions applicable to the Initial Debenture and Additional Debenture, respectively.

The closing of Initial Debenture (the “Initial Closing”) took place concurrent with the execution and delivery of the Original Purchase Agreement by the parties thereto, upon satisfaction of certain customary covenants and closing conditions outlined in the Original Purchase Agreement. The closing of the Additional Debenture, (the “Additional Closing”), was agreed to take place upon satisfaction of certain customary closing conditions outlined in the Original Purchase Agreement, including, but not limited to, the execution and delivery of (i) a Security Agreement (as further described below), (ii) a Subsidiary Guarantee (as further described below), (iii) a Registration Rights Agreement (as further described below), and (iv) a Merger Agreement (as further described below).

The Original Purchase Agreement contains customary representations, warranties, covenants, confidentiality and indemnification obligations customary for a transaction of the size and type contemplated by the Original Purchase Agreement.

Initial Debenture

The Initial Closing was consummated on January 17, 2025. The Initial Debenture was to bear interest at a rate of 7.00% per annum and mature on the earlier to occur of the date on which a definitive agreement relating to any “Merger Transaction” (as defined in the Original Purchase Agreement) (the “Merger Agreement”) was duly executed by the parties signatory thereto (the “Initial Debenture Trigger Date”) or March 15, 2025 (the “Initial Debenture Maturity Date”). At any time prior to the Initial Debenture Maturity Date, the Company could elect to prepay all or a portion of the outstanding amounts due under the Initial Debenture.

On the Initial Debenture Trigger Date, the Company agreed to pay in cash to the Purchaser of the Initial Debenture the outstanding principal amount of the Initial Debenture, together with all accrued and unpaid interest thereon, an exit fee in an amount equal to 15% of the outstanding principal amount of the Initial Debenture (the “Initial Debenture Exit Fee”) and any other amounts due thereunder; provided that, if the “Trigger Conditions” are satisfied as of the Initial Debenture Trigger Date, it was agreed that the Initial Debenture would be exchanged for an Additional Debenture. As defined in the Initial Debenture, “Trigger Conditions” means (a) no event of default has occurred or is continuing or would result from the effectiveness of the Merger Transaction, (b) no event or condition has resulted in, or could be reasonably expected to cause, either individually or in the aggregate, a material adverse effect or to result in a material adverse effect from the effectiveness of the Merger Transaction, (c) the Company has executed and delivered such documents as the holder may reasonably request in connection with the exchange of the Initial Debenture for the Additional Debenture, and (d) the satisfaction of any additional covenants and conditions set forth in the Original Purchase Agreement.

The Initial Debenture also included customary representations and warranties, as well as events of default, the occurrence of which would cause the Initial Debenture to bear interest at a default rate of 18% per annum.

Additional Debenture

At the Additional Closing, it was agreed that the Initial Debenture would be exchanged for the Additional Debenture as senior indebtedness secured by a first priority security interest on substantially all of the assets of the Company. The aggregate principal amount of the Additional Debenture was initially agreed to be $2,000,000, to be funded by the Purchasers with (i) $250,000 in principal amount credited from the exchange of Initial Debenture, (ii) $500,000 upon execution and delivery of a Merger Agreement, (iii) $750,000 upon the filing with the Securities and Exchange Commission (the “SEC”) of a registration statement on Form S-4 (the “Merger Registration Statement”) in connection with the Merger Transaction , and (iv) $500,000 upon the SEC declaring the Merger Registration Statement effective. The Additional Debenture bears interest at a rate of 7.00% per annum and will mature on the earlier of the closing of the Merger Transaction (as defined in the Original Purchase Agreement) or 12 months following the issuance of the Additional Debenture (the “Additional Debenture Maturity Date”).

On the Additional Debenture Maturity Date, the Company is, with the consent of the holder, entitled to repay the aggregate accrued interest and principal amount of the Additional Debenture. In the event the Additional Debenture is repaid in cash, the holder is entitled to receive a premium equal to 115% of the outstanding principal and accrued interest balance due on such date. In the event the Additional Debenture is not repaid on the Maturity Date, subject to certain limitations and absence of an event of default, the holder is entitled to convert the aggregate principal amount and accrued interest of the Additional Debenture into Company common stock at the conversion price, which will be 175% of the closing price of the Company’s common stock (as quoted by the Nasdaq Stock Market, LLC) on the trading day immediately prior to the execution of the Additional Debenture with a minimum price of $5.00 per share of common stock. Notwithstanding the foregoing, the Additional Debenture will not be convertible into Company common stock if, after such conversion, the holders would beneficially own more than 9.9% of the Company common stock outstanding. The holder may elect to reduce such 9.9% beneficial ownership limitation to 4.9%, effective immediately upon such election.

The Additional Debenture also includes customary representations and warranties, as well as events of default, the occurrence of which will cause the Additional Debenture to bear interest at a default rate of 18% per annum. The Additional Debenture includes a most favored nation clause in favor of the holder thereof.

Palladium Capital Group, LLC served as placement agent for the Debentures. The Company agreed to pay a placement agent fee upon closing of the Debentures equal to 8% of the gross proceeds from the sale of the Debentures. Such fee will be payable through the issuance by the Company of a debenture to Palladium Capital Group, LLC on identical terms to the Additional Debenture, provided that such debenture will be unsecured.

Registration Rights Agreement

In connection with the Original Purchase Agreement, and as a condition to the Additional Closing, the Company and the Purchasers agreed to enter into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company must file with the SEC an initial registration statement within 15 days to register the maximum number of Registrable Securities to be issued upon conversion of the Additional Debenture (as defined in the Registration Rights Agreement) in accordance with applicable SEC rules, and obtain effectiveness thereof within 30 days (or in the event of a “full review” by the SEC, 45 days).

The Registration Rights Agreement includes certain other restrictions on piggyback rights, obligations of the Company and the Purchasers, and indemnification obligations of the parties, each as described in greater detail therein

Security Agreement

In connection with the Original Purchase Agreement, and as a condition to the Additional Closing, the Company, Blackbox.io Inc., a wholly-owned subsidiary of the Company (the “Subsidiary” or “Blackbox Operating”), and the Agent agreed to enter into a Security Agreement (the “Security Agreement”) which grants the Agent and Purchaser a first priority security interest in substantially all of the assets of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Additional Debenture. Pursuant to the Security Agreement, the Subsidiary will act as a guarantor with respect to the Company’s obligations under the Additional Debenture.

Subsidiary Guarantee

In connection with the Original Purchase Agreement, and as a condition the Additional Closing, our Subsidiary agreed to enter into a Subsidiary Guarantee (the “Subsidiary Guarantee”) in favor of the Purchaser, pursuant to which the Subsidiary agrees to guarantee all of the Company’s obligations under the Additional Debenture.

Amendment to Securities Purchase Agreement

On January 27, 2025, the Company, the Purchasers and the Agent entered into an Amendment to Securities Purchase Agreement (the “Amendment”, and together with the Original Purchase Agreement, the “Purchase Agreement”) to, among other things, increase the aggregate principal and subscription amount of the Initial Debenture and Additional Debenture to up to $550,000 and $2,300,000, respectively. The Amendment amends certain provisions within the Purchase Agreement to reflect such increase in the aggregate principal and subscription amounts of the Debenture.

Merger Agreement with REalloys Inc.

On March 10, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RABLBX Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and REalloys Inc., a Nevada corporation (“REalloys”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys will merge with and into Merger Sub, Merger Sub will cease to exist and REalloys will become a wholly-owned subsidiary of the Company (the “Merger”). At the closing of the Merger (the “Closing”), the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an exchange ratio formula in the Merger Agreement (the “Exchange Ratio”) or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate common stock of the Company, par value $0.001 (the “Company Common Stock”) and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration newly issued shares of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common and preferred stock of the Company.

The Merger Agreement contains customary representations, warranties and covenants of the Company, Merger Sub and the REalloys, including, among others, (i) covenants requiring each of the Company and REalloys to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Closing or earlier termination of the Merger Agreement, subject to certain exceptions, (ii) a covenant prohibiting the Company from engaging in certain kinds of transactions during such period (without the prior written consent of the REalloys), and (iii) a covenant restricting Company and REalloys from activities relating to the soliciting, initiating, encouraging, inducing or facilitating the communication, making, submission or announcement of any alternative acquisition proposals or inquiries.

The Merger Agreement also requires the Company, in cooperation with the REalloys, to prepare and file with the SEC a registration statement on Form S-4 that will contain a proxy statement relating to a Company stockholder meeting to be held in connection with the Merger (the “Merger Registration Statement”) pursuant to which shares of Company Common Stock will be registered under the Securities Act, to be issued by virtue of the Merger and the contemplated transactions thereunder. The Company shall use commercially reasonable efforts to (i) cause the Merger Registration Statement to comply with applicable rules and regulations promulgated by the SEC, (ii) cause the Merger Registration Statement to become effective as promptly as practicable, and (iii) respond promptly to any comments or requests of the SEC or its staff related to the Merger Registration Statement. In addition, under the Merger Agreement, the parties agreed to other customary provisions including (i) obtaining requisite stockholder approval to consummate the Merger and the contemplated transactions thereunder, (ii) obtaining regulatory approvals from relevant governmental authorities, (iii) indemnifying the directors and officers of the Company for a period of six years following the Closing, (iv) completing certain disclosure obligations required by the SEC and listing requirements promulgated by Nasdaq, (v) electing or appointing to the positions of officers and directors of Company and the surviving corporation certain persons designated by REalloys, (vi) executing employment agreements between the Company and Lipi Sternheim and David Argyle, (vii) Company adopting a new stock incentive plan reserving not more than 15% of the fully-diluted, outstanding interest of the Company immediately following the Merger for issuance, and (viii) allocating funds received by Company pursuant to sales, issuances, grants or other dispositions of Company Common Stock, during the period between the Merger Agreement and Closing, under that certain Registration Statement on Form S-3 (File No. 333-284626) filed with the SEC on January 31, 2025 which became effective on February 10, 2025.

Closing of the Merger is subject to various customary closing conditions. Each party’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are conditioned upon (i) the effectiveness of the Merger Registration Statement on Form S-4, (ii) expiration or termination of applicable regulatory waiting periods, (iii) no restraints from any governmental authority preventing the consummation of the contemplated transactions under the Merger Agreement, (iv) the Company and REalloys obtaining their respective requisite stockholder votes to consummate the transactions contemplated by the Merger Agreement, (v) Nasdaq’s approval of the Company’s Nasdaq listing application for the post-Merger entity, (vi) execution of Lock-Up Agreements, (vii) execution of a Stock Purchase Agreement by and between Gust Kepler and Lipi Sternheim whereby Gust Kepler shall agree to sell 1,634,999 shares of Company Series A Convertible Preferred Stock to Lipi Sternheim contingent upon and effective concurrently with Closing, and (viii) the filing of an amendment to Company’s charter with the Secretary of State of the State of Nevada, containing such amendments necessary to consummate the transactions contemplated by the Merger Agreement. Company’s and Merger Sub’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions as well as REalloys having sufficient stockholder’s equity as necessary for the Company to meet Nasdaq listing requirements. REalloy’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions as well as (i) the Company’s execution of the Option Agreement (as further described below), (ii) the Company’s consummation of a Company Financing and issuance of $2,300,000 of Additional Debenture to the satisfaction of the REalloys (as further described above and below), (iii) the Company having net cash (as defined in the Merger Agreement) equal to or in excess of negative $2.69 million, and (iv) the Company filing the Certificate of Designations establishing a class of Company preferred stock to be designated Series C Convertible Preferred Stock (as further described below).

Following the Closing, the Company is expected to be renamed “REalloys Inc.,” and it is expected that the shares of Company Common Stock will continue to be listed on Nasdaq.

Stockholder Support Agreements

As a condition to the parties’ execution of the Merger Agreement, prior to Closing, Company and Gust Kepler will execute an Option Agreement (the “Option Agreement”), pursuant to which the Company shall have the right to call for redemption and Gust Kepler shall have the right to cause Company to redeem all of the issued and outstanding Series A Convertible Preferred Stock of Parent held by Gust Kepler in exchange for shares of Series A Convertible Preferred Stock of Blackbox.io, Inc. (“Blackbox Operating”), a Delaware corporation and wholly owned subsidiary of the Company, which was organized to conduct its historical operations .

Lock-Up Agreements

As a condition to the parties’ execution of the Merger Agreement, prior to Closing, all officers, directors and stockholders of the REalloys will execute lock-up agreements (the “Lock-Up Agreements”), which among other things (i) prohibit such parties from engaging in certain sale and other transfer transactions relating to the Company Common Stock and securities convertible, exercisable or exchangeable therefor, without the prior written consent of the Company for a period of 180 days after the Closing and (ii) for 180 days thereafter, further prohibits such parties from engaging certain transactions representing more than 10% of each party’s record or beneficial ownership of the Company in any one month.

Option Agreement

As a condition to the parties’ execution of the Merger Agreement, prior to Closing, Company and Gust Kepler will execute an Option Agreement (the “Option Agreement”), pursuant to which the Company shall have the right to call for redemption and Gust Kepler shall have the right to cause Company to redeem all of the issued and outstanding Series A Convertible Preferred Stock of Parent held by Gust Kepler in exchange for shares of Series A Convertible Preferred Stock of Blackbox.io, Inc. (“Blackbox Operating”), a Delaware corporation and wholly owned subsidiary of the Company, which was organized to conduct its historical operations .

Contingent Value Rights Agreements

At the Closing, the Company, a representative of the Company stockholders, and a to be appointed Rights Agent, will enter into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the Merger Agreement and the CVR Agreement, each share of Company Common Stock held by Parent stockholders as of a record date immediately prior to the Closing will receive a dividend of one contingent value right (“CVR”) entitling such holders to receive, in connection with certain transactions involving Blackbox Operating (a “CVR Transaction”), an amount equal to the net proceeds actually received by the Company at the closing of such transaction. A CVR Transaction is generally a transaction pursuant to which (i) the Company or Blackbox Operating grants, sells, licenses or otherwise transfers some or all of the rights to the Blackbox Operating assets, or other monetizing event of all or any part of the Blackbox Operating assets and (ii) the Company receives or Blackbox Operating determines to distribute net proceeds from such transaction as a dividend to its stockholders.

The CVR payment obligations will expire the date that is 24 months following the Closing. The CVRs will not be transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. There is no guarantee that any CVR Transaction or payment pursuant thereto will be earned.

Certificate of Designations for Series C Convertible Preferred Stock

Under the terms of the Merger Agreement, as a condition to Closing, the Company will file a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Nevada establishing a class of Company preferred stock to be designated Series C Convertible Preferred Stock, par value $.001 per share (the “Series C Stock”), which is expected to be issued as partial consideration in the Merger. Under the agreed form of the Certificate of Designations, all shares of capital stock of the Company rank pari passu or junior to the Series C Stock, with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series C Stock is convertible into shares of Company Common Stock at the election of the holder at any time at a conversion price to be equal to 100% of the lesser of (i) the closing price of the Company Common Stock on the trading day immediately prior to the closing of the Merger and (ii) the closing price of the Company Common Stock on the date the Companies obtain stockholder approval for issuance of the Series C Stock and Company Common Stock into which it convert (the “Series C Stockholder Approval”). The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions). At any time after issuance of the Series C Stock, to the extent the Company raises capital in any financing with gross proceeds in excess of $3 million, the Company is required to use one-third of such gross proceeds to redeem all or any portion of the Series C Stock then outstanding. The amortization payments due upon such redemption are payable by the Company in cash at a price equal to the product of (i) 110% and (ii) the stated value of the shares of Series C Stock being redeemed plus any and all accrued and unpaid dividends on such shares of Series C Stock.

The holders of the Series C Stock are entitled to dividends of 2.5% per annum, compounded each calendar month, which are payable in arrears monthly in cash, “in kind” in the form of additional shares of Series C Stock, or in a combination thereof, at the holder’s discretion, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations and described below), the Series C Stock accrues dividends at a rate of 15% per annum. Upon conversion or redemption, the holders of shares of Series C Stock are also entitled to receive a dividend make-whole payment, assuming for calculation purposes that stated value of such Series C Stock remained outstanding through and including the date of conversion or redemption of all the shares of Series C Stock. The holders of Series C Stock are entitled to vote with holders of the Company Common Stock on an as-converted basis, with the number of votes to which each holder of Series C Stock is entitled to be calculated as the stated value of such share of Series C Stock divided by the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) immediately preceding the subscription date (as defined in the Certificate of Designations), subject to certain beneficial ownership limitations as set forth in the Certificate of Designations.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization payments and dividend make-whole payments using shares of Company Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company has obtained the Series C Stockholder Approval. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Company Common Stock issuable upon conversion of the Series C Stock or as part of any amortization payment or dividend make-whole payment under the Certificate of Designations.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the suspension from trading or failure of the Company Common Stock to be trading or listed on an Eligible Market (as defined in the Certificate of Designations) for a period of five consecutive trading days and the Company’s failure to pay any amounts due to the holders of Series C Stock when due. In connection with a Triggering Event, each holder of Series C Stock will be able to require the Company to redeem in cash any or all of the holder’s shares of Series C Stock at a premium set forth in the Certificate of Designations.

The Company will be subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the maturity of indebtedness, preservation of existence, maintenance of properties, maintenance of insurance, transactions with affiliates, among other matters.

There is no established public trading market for the Series C Stock and the Company does not intend to list the Series C Stock on any national securities exchange or nationally recognized trading system.

As described below, Series C Stock will be issued upon consummation of the Merger as consideration for certain outstanding shares of Series X Stock of REalloys and, at the option of the holders of the Additional Debenture issued in connection with the Company Financing (described below), in exchange for satisfaction of certain Company obligations under the terms of the Additional Debenture.

Updates to Company Financing

In connection with the Merger, the Company agreed to make certain changes to the Additional Debenture and Registration Rights Agreement. Among other things, the Additional Debenture was revised to require the Company, upon consummation of the Merger, to either (i) pay to the holders in cash the entire principal amount of the Additional Debenture then outstanding, together with all accrued and unpaid interest thereon, the Exit Fee (as defined in the Additional Debenture) and any other amounts due thereunder, or (ii) issue to the holders such number of shares of Series C Stock for aggregate stated value equal to (x) 3.0 multiplied by (y) the entire principal amount of the Additional Debenture then outstanding, together with all accrued and unpaid interest thereon, the Exit Fee (as defined in the Additional Debenture) and other amounts due thereunder. Additionally, the agreed form of the Registration Rights Agreement was revised to reflect that filing date for the resale registration statement registering the Company Common Stock issuable upon conversion of the Additional Debenture was extended to April 15, 2025 (the “Filing Date”), and that the Company is required to have such registration statement declared by the SEC by the 30th calendar day following the Filing Date (or 45 calendar days in the event of a “full review”).

On March 10, 2025, the Company issued an Additional Debenture to Five Narrow Lane LP with an outstanding principal amount of $1,050,000. Pursuant to the Security Agreement, the obligations under the Additional Debenture are secured by security interest in certain property of the Company and certain subsidiaries of the Company. In connection with the issuance of Additional Debenture, the parties executed the Registration Rights Agreement, Security Agreement and Blackbox.io Inc. executed a Subsidiary Guarantee.

REalloys Financing

REalloys Securities Purchase Agreement

In connection with the Merger, REalloys entered into a Securities Purchase Agreement (the “REalloys Purchase Agreement”), dated as of March 6, 2025, with Five Narrow Lane LP (the “Buyer”), pursuant to which REalloys agreed to sell to the Buyer (i) an aggregate of 5,000 shares of REalloys’ Series X Preferred Stock, par value $0.0001 per share (the “Series X Stock”), with a stated value of $1,000 per share (the “Stated Value”) and (ii) warrants (the “REalloys Warrants”) to acquire up to 5,000,000 shares of common stock of REalloys, par value $0.0001 per share (the “REalloys Common Stock”) (collectively, the “REalloys Financing”). REalloys will also issue to the Buyer an aggregate number of shares of REalloys Common Stock representing 5.0% of the fully diluted outstanding capital of REalloys (the “Commitment Shares”), which shall be adjusted as necessary immediately prior to the consummation of the Merger to the extent that the Commitment Shares represent less than 5.0% of the fully diluted outstanding capital of REalloys. The aggregate gross proceeds from the REalloys Financing are expected to be $5,000,000 (or up to $55,000,000 if the REalloys Warrants are exercised in full for cash). REalloys expects to use the net proceeds from the REalloys Financing for general corporate purposes and for transaction expenses incurred in connection with the Merger.

The REalloys Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the REalloys Purchase Agreement were made solely for the benefit of the parties to the REalloys Purchase Agreement and may be subject to limitations agreed upon by the contracting parties. The REalloys Financing is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The Buyer has represented to REalloys that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Series X Stock and REalloys Warrants are being offered without any general solicitation by the Company or its representatives.

Certificate of Designations

The terms of the Series X Stock are set forth in a certificate of designations (the “REalloys Certificate of Designations”) which will be filed with the Secretary of State of Nevada prior to the closing of the REalloys Purchase Agreement. All shares of capital stock of REalloys rank pari passu or junior to the Series X Stock, with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of REalloys. At any time after issuance of the Series X Stock, to the extent (i) the Merger Agreement is terminated for any reason before the Merger is consummated and (ii) REalloys raises capital in any financing, REalloys is required to use 50% of the aggregate gross proceeds from such financing to redeem all or any portion of the Series X Stock then outstanding. The amortization payments due upon such redemption are payable by REalloys in cash at a price equal to the product of (i) 110% and (ii) the Stated Value of the shares of Series X Stock being redeemed plus any and all accrued and unpaid dividends on such shares of Series X Stock.

The holders of the Series X Stock are entitled to dividends of 8.0% per annum, compounded each calendar quarter, which are payable in arrears quarterly on the Maturity Date (as defined in the REalloys Certificate of Designations) in cash, “in kind” in the form of additional shares of Series X Stock, or in a combination thereof, at the holder’s discretion, in accordance with the terms of the REalloys Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the REalloys Certificate of Designations and described below), the Series X Stock accrues dividends at a rate of 15% per annum. Upon redemption or other repayment, the holders of shares of Series X Stock are also entitled to receive a dividend make-whole payment, assuming for calculation purposes that the Stated Value of such Series X Stock remained outstanding through and including the date of redemption of all the shares of Series X Stock. The holders of Series X Stock are entitled to vote with holders of the REalloys Common Stock on an as-converted basis, with each share of Series X Stock entitling the holder thereof to cast one vote per share of Series X Stock.

The REalloys Certificate of Designations includes certain Triggering Events (as defined in the REalloys Certificate of Designations), including, among other things, REalloys’ failure to pay any amounts due to the holders of Series X Stock when due. In connection with a Triggering Event, each holder of Series X Stock will be able to require REalloys to redeem in cash any or all of the holder’s shares of Series X Stock at a premium set forth in the REalloys Certificate of Designations.

REalloys will be subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, restricted payments and investments, restrictions on redemption and cash dividends, restrictions on transfer of assets, the maturity of indebtedness, change in nature of business, preservation of existence, maintenance of properties, intellectual property and insurance, transactions with affiliates, restricted issuances and restrictions on acquisitions, among other matters. There is no established public trading market for the Series X Stock and REalloys does not intend to list the Series X Stock on any national securities exchange or nationally recognized trading system.

Pursuant to the Merger Agreement, each share of Series X Stock outstanding will be converted solely into the right to receive shares of the Company’s Series C Stock at a ratio of 1 to 1.

Warrants

The REalloys Warrants are exercisable for shares of REalloys Common Stock immediately upon issuance, at an exercise price of $10.00 per share (the “Exercise Price”) and expire two years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, and the like. There is no established public trading market for the REalloys Warrants and REalloys does not intend to list the REalloys Warrants on any national securities exchange or nationally recognized trading system.

Pursuant to the Merger Agreement, the REalloys Warrants are to be assumed by the Company at Closing and will be exercisable for the purchase of Company Common Stock in an amount and at an adjusted Exercise Price based upon the Exchange Ratio.

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

We are required to meet certain financial and liquidity criteria to maintain our Nasdaq listing. If we violate or fail to satisfy Nasdaq listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock would significantly impair our ability to raise capital and the value of your investment.

If our shares of securities become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not maintain a listing on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not maintain a listing on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Risks Related to Our Business

We expect to invest in growing our business, which may cause our sales and marketing, research and development, and other expenses to increase and our margins to decline.

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

We need to increase current revenue levels by increasing paid subscriptions to our Blackbox System platform or develop additional revenue sources from new products, services or applications if we are to attain and maintain consistent profitability. If we are unable to achieve increased revenue levels, losses could continue for the near term and possibly longer, and we may not attain profitability or generate positive cash flow from operations in the future.

We intend to introduce new products and services. There can be no assurance that we will be able to introduce such products and services effectively or profitably.

We intend to expand our product and service offering including the introduction of products and services which employ and expand upon our current proprietary system and technology. These products and services are expected to include applications targeted for investors who are not day traders or swing traders and products designed for professional traders. We introduced certain products and services in 2024 and 2025, expect to continue to introduce additional products and services in 2025 and spend significant capital on advertising and marketing of such products and services. If we are unable to generate significant revenue from this or other new products and services, we may incur significant operating losses.

We expect to face increasing competition in the market for our platform and services.

We face significant competition and we expect such competition to increase. Our industry and the markets we serve are evolving rapidly and becoming increasingly competitive. Larger and more established companies may focus on our markets and could directly compete with us. Smaller companies could also launch new platforms and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets to continue to focus on these areas. A number of these companies may have greater financial, technological, and other resources than we do and greater name recognition than us, which may enable them to compete more effectively. Specifically, we believe the following companies to be direct competitors: Trade Ideas, Flow Algo, Unusual Whales and Trade Alert. Companies with social media platforms dedicated to financial markets include Discord, Stock Twits and Wall Street Bets. Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of our customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share, or decreased customer engagement, any of which could adversely affect our business and operating results.

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

Risks Relating to the Merger

The Company will allocate time and resources to effecting the Merger and incur non-recurring costs related to the REalloys Merger.

The Company and its management have allocated and will continue to be required to allocate time and resources to effecting the completion of the pending Merger transaction with REalloys and related and incidental activities. There is a risk that the challenges associated with managing these various Merger initiatives may have a business impact and that consequently the underlying businesses will not perform in line with expectations. This could have an adverse effect on the reputation, business, financial condition or results of operations of the Company.

In addition, the Company expects to incur a number of non-recurring costs associated with the Merger, including taxes, legal fees, advisor fees, filing fees, mailing expenses, and financial printing expenses. There can be no assurance that the actual costs will not exceed those estimated and the actual completion of the Merger may result in additional and unforeseen expenses. Many of these costs will be payable whether or not the Merger is completed. While it is expected that benefits of the Merger achieved by the Company will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all, particularly if the Merger are delayed or does not happen at all. These combined factors could adversely affect the business, results of operations or financial condition of the Company.

The Merger will require REalloys Inc. to apply for an initial listing on Nasdaq which may not be granted.

The Merger is expected to be treated as a reverse merger by Nasdaq which will require the post-Merger Company to apply for an initial listing on the Nasdaq Capital Market. There are numerous listing requirements including but not limited to minimum equity requirements and certain minimum requirements for stockholder holdings and a minimum bid price of $4.00 per share. There can be no assurance that the Company will be able to meet the initial listing requirements of the Nasdaq Capital Market which could result in either the Company’s delisting or termination of the Merger.

The calculation of the number of Blackboxstocks shares to be issued may be adjusted if there is a change in REalloys share capital between the date of Merger Agreement and Closing.

The calculation of the number of Company shares to be issued in the Merger may be adjusted in the event that REalloys issues any share capital between the date of the Merger Agreement and Closing pursuant to the exchange ratio in the Merger Agreement. The parties may not be permitted to terminate the Merger Agreement because of changes in the exchange ratio.

The Merger may not be completed on the terms or timeline currently contemplated, or at all, as Blackboxstocks or REalloys may be unable to satisfy conditions or obtain the approvals required to complete the Merger or such approvals may contain material restrictions or conditions.

Completion of the Merger is subject to numerous conditions. Although the Company is diligently applying its efforts to take, or cause to be taken, all actions to do, or cause to be done, all things necessary, proper or advisable to consummate the Merger, there can be no assurance that these conditions will be fulfilled or that the Merger will be completed on the terms or timeline currently contemplated, or at all. We have and will continue to expend time and resources and incur expenses related to the Merger. Many of these expenses must be paid regardless of whether the Merger are consummated. Governmental agencies and/or the Nasdaq may not approve the Merger, may impose conditions to the approval of the Merger or require changes to the terms of the Merger. Any such conditions or changes could have the effect of delaying completion of the Merger, imposing costs on or limiting the revenues of the Company following the Merger or otherwise reducing the anticipated benefits of the Merger.

Completion of the Merger may trigger certain provisions in agreements to which the Company or its operating subsidiary is a party.

The completion of the Merger may trigger certain change in control, consent, assignment or other provisions in agreements to which the Company, its subsidiary Blackbox.io, or REalloys is a party. In addition, the completion of the Merger may trigger certain technical provisions in agreements to which the Company, Blackbox.io or REalloys is a party. If such parties are unable to assert that such provisions should not apply, or the parties are unable to comply with or negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, including potentially terminating such agreements or seeking monetary damages. Even if the Company, Blackbox.io or REalloys is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the Company.

Failure to complete the Merger could adversely affect the market price of our common shares as well as our business, financial condition and results of operations.

If the Merger is not completed for any reason, the price of our common shares may decline, and our business, financial condition and results of operations may be impacted to the extent that the market price of our common shares reflects positive market assumptions that the Merger will be completed and the related expected benefits will be realized; based on significant expenses, such as legal, advisory and financial services which generally must be paid regardless of whether the Merger is completed; based on potential disruption of our business and distraction of our workforce and management team and other contemplated transactions under the Merger Agreement (the “Contemplated Transactions”).

The announcement and pendency of the Merger could have an adverse effect on the stock price of our common shares as well as our business, financial condition, results of operations or business prospects.

The announcement and pendency of the Merger could disrupt our businesses in negative ways. For example, customers and other third-party business partners may seek to terminate and/or renegotiate their relationships with the Company as a result of the Merger, whether pursuant to the terms of their existing agreements or otherwise. In addition, current and prospective employees may experience uncertainty regarding their future roles with the Company upon consummation of the Merger, which might adversely affect our ability to retain, recruit and motivate key personnel. Should they occur, any of these events could adversely affect the stock price of our common shares, or harm our financial condition, results of operations or business prospects.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger. Uncertainty about the effect of the Merger on our employees may have an adverse effect. This uncertainty may impair our ability to attract, retain and motivate personnel until the Merger is completed.

Litigation relating to the Merger, if any, could result in an injunction preventing the completion of the Merger and/or substantial costs to the Company.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no order preventing the consummation of the Contemplated Transactions shall have been issued by and governmental authority of competent jurisdiction and remain in effect and that there shall not be any law which has the effect of making the consummation of the Contemplated Transactions illegal. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected time frame or at all, which may adversely affect our business, financial position and results of operations.

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

We may remain an “emerging growth company” until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space leased from Teachers Insurance and Annuity Association of America. During the years ended December 31, 2024 and 2023 we incurred approximately $125,000 and $126,000, respectively, in office rental expense. Future minimum rental payments under the extended lease are approximately $351,903.

We believe that the existing facilities will be adequate to meet our operational requirements through 2025. We believe that all such facilities are adequately covered by appropriate property insurance.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, $0.001 par value, is listed on the Nasdaq Capital Market under the symbol “BLBX”.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 20, 2025, we had 618 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of March 20, 2025, we had 3,602,874 shares of our Common Stock issued and outstanding.

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

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2024 and 2023 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

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

Key Events and Recent Developments

On March 10, 2025, the Company entered into a Merger Agreement with RABLBX Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and REalloys Inc. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys will merge with and into Merger Sub, Merger Sub will cease to exist and REalloys will become a wholly-owned subsidiary of the Company (the “Merger”). At the closing of the Merger (the “Closing”), the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an exchange ratio formula in the Merger Agreement (the “Exchange Ratio”) or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate common stock of the Company, par value $0.001 (the “Company Common Stock”) and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration newly issued shares of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common and preferred stock of the Company. For additional information on the Merger and the transactions contemplated thereby, refer to “Recent Developments” included in Part I, Item 1 “Business”, of this Form 10-K.

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

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2024, the Company incurred an operating loss of $3,309,063 and a net loss of $3,471,226 as compared to an operating loss of $5,297,671 and a net loss of $4,664,455 for the year ended December 31, 2023. Cash flows used in operations totaled $1,095,776 for the year ended December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. On March 10, 2025, the Company entered into a Merger Agreement with its wholly owned Merger Sub and REalloys. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys will merge with and into Merger Sub, Merger Sub will cease to exist and REalloys will become a wholly-owned subsidiary of the Company. At the Closing of the Merger, the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an Exchange Ratio formula in the Merger Agreement or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate Company Common Stock and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration newly issued shares of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common and preferred stock of the Company. The Company believes that REalloys will be able to raise substantial capital and has completed a financing that will provide $5,000,000 upon completion of the Merger. Closing of the Merger is subject to various customary closing conditions including but not limited to the SEC declaring the registration statement effective, approval of REalloys initial listing application by Nasdaq, and stockholder approval.

In addition, the Company entered into a Securities Purchase Agreement dated with Five Narrow Lane LP, on January 17, 2025 (which was later amended on January 27, 2025 pursuant to which the Company agreed to issue, and Five Narrow Lane LP agreed to purchase, a series of debentures (the “Purchase Agreement”). The Purchase Agreement provides for financing of up to an aggregate principal amount of $2,300,000 of which $1,050,000 has been received. An additional $750,000 will be funded upon filing of a Merger Registration Statement, and an additional $500,000 will be funded when the Merger Registration Statement is declared effective by the SEC. There can be no assurance that the Merger with REalloys will be completed and the related financing will be received.

The Company has historically been able to raise capital in order to fund its operations and on January 31, 2025, the Company filed a shelf registration statement on Form S-3 for the sale of up to $50,000,000 of securities. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75,000,000. There can be no assurance that the Company will be able to raise any capital or on what terms.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2024 and through March 20, 2025, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

During the period ended December 31, 2023, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate ranging from 3.73% to 4.44%, expected volatility ranging from 130% to 140% based on the volatility of the Company’s common stock, various exercise prices, and terms of 10 years. No options or warrants were issued by the Company for the year ended December 31, 2024

Liquidity and Capital Resources

At December 31, 2024, the Company had cash of $17,036. The Company incurred negative cash flow from operations of $(705,725) for the year ended December 31, 2024 as compared to negative cash flow from operations of $(3,166,067) in the prior year. Cash flows used in investing activities excluding marketable securities were $1,100,000 and $2,605 for the years ended December 31, 2024 and 2023, respectively, and were related primarily to the issuance of a note in 2024 and the purchase of server equipment and office furniture in 2023. Investing activities for the year ended December 31, 2023 included the liquidation of $3,213,325 of marketable securities consisting of certain debt funds, and the purchase and sales of marketable securities that was done in a company trading account with less than $100,000 that was used to research and demonstrate certain trading tactics used on our platform. We expect capital expenditures to remain moderate for 2025 in order to maintain our current operations. Cash flows from financing for the year ended December 31, 2024 was $1,346,761 and consisted primarily of $1,200,000 of proceeds from the issuance of common stock and net proceeds from merchant cash advances of $175,783.

The Purchase Agreement between the Company and Five Narrow Lane LP provides for financing of up to an aggregate principal amount of $2,300,000 of which $1,050,000 has been received. An additional $750,000 is expected to be funded upon filing of a Merger Registration Statement, and an additional $500,000 will be funded when such Merger Registration Statement is declared effective by the SEC. The funds received under the Purchase Agreement will be used (in part) to pay for expenses relating to the Merger Agreement including legal, accounting, filing, financial printing and other fees. There can be no assurance that the Merger with REalloys will be completed and the related financing will be received. Many of the expenses may be incurred even if the Merger with REalloys is not consummated.

The company filed a shelf registration statement on Form S-3 for the sale of up to $50,000,000 of securities. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75,000,000. There can be no assurance that the Company will be able to raise any capital or on what terms pursuant to the shelf registration statement.

As noted above, the Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on what terms.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

For the years ended December 31, 2024 and 2023, the Company’s revenue was $2,566,946 and $3,106,026, respectively. The decrease of $539,080 or 17.4% was driven primarily by a decline in subscribers which we believe was due to a number of factors including an increase in competition from both legitimate competitors and illegitimate competitors. Illegitimate competitors include sites or chat rooms that sell pirated data from companies such as (and including) Blackbox. Our average subscriber count for the year ended December 31, 2024 was 2,998 or 12.1% lower than the year ended December 31, 2023. Average monthly revenue per subscriber was $72.24 per month for the year ended December 31, 2024 as compared to $75.88 for the year ended December 31, 2023. The Company continues to run periodic promotions that offer discounts from our regular monthly subscription of $99.97 and annual subscription price of $959.00. This included a Cyber Monday/Black Friday promotion of a 2-year membership for $1,198 in 2023. Gross margin for the year ended December 31, 2024 was $1,129,663 or 44.0% of revenues as compared to gross margin for the year ended December 31, 2023 of $1,439,834 or 46.4% of revenues. The decrease in the gross margin percentage from 2023 to 2024 was due to a slightly lower average revenue per subscriber and poorer fixed cost absorption. The primary costs of operating our platform include data feeds of real time prices from exchanges, news feeds, personnel costs of our moderators as well as general system expenses.

For the year ended December 31, 2024, our operating expenses decreased from $6,737,505 in 2023 to $4,438,727 in 2024. This decrease of $2,298,778 or 34.1% was due to substantially lower expenses in most operating areas. Software development expenses declined by $505,776 as 2023 expenses included expenditures related to the release of our mobile application, Stock Nanny. We expect our development expenses in 2025 to remain at their current level. Advertising and marketing expenses declined by $193,528 in 2024 as compared to 2023. 2024 Advertising and marketing expenses of $436,456 declined as we continue to seek higher returns on our digital marketing expenses while social media platforms continue to modify their systems. We expect to spend substantial capital in marketing Stock Nanny once we have raised sufficient funds to do so. Our selling, general and administrative costs decreased by $1,572,095 or 30.6% to $3,568,296 for the year ended December 31, 2024. Lower stock-based compensation accounted for $1,085,400 of the decline while employee and outside consulting compensation also decreased by a combined $454,318. Legal fees increased by $278,614 in 2024 due to costs incurred in connection with the Evtec Share Exchange transaction which was terminated in January 2025.

For the year ended December 31, 2024, other expense was $162,163 as compared to other income of $613,216 for the year ended December 31, 2023. The 2024 expense was comprised primarily of financing expense related to merchant cash advances. The year ended December 31, 2023 included other income of $575,000 related to the extension agreement for the Evtec Share Exchange transaction executed with the Evtec Companies.

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

EBITDA is defined by us as net income (loss) before interest expense, income tax, depreciation and amortization expense and certain non-cash items. EBITDA is not a measure of operating performance under GAAP and therefore should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Also, EBITDA should not be considered as a measure of liquidity. Moreover, since EBITDA is not a measurement determined in accordance with GAAP, and thus is susceptible to varying interpretations and calculations, EBITDA, as presented, may not be comparable to similarly titled measures presented by other companies.

Reconciliation of net loss to EBITDA

	Year ended December 31,
	2024	2023
Net loss	$(3,471,227)	$(4,664,455)
Adjustments:
Interest expense and financing costs	132,571	633
Investment income	(348)	(58,849)
Depreciation and amortization expense	16,031	43,410
Stock based compensation	368,662	1,454,062
Total Adjustments	516,916	1,439,256
EBITDA	$(2,954,311)	$(3,225,199)

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2024 were effective as of December 31, 2024.

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

In connection with the preparation of our annual financial statements, our principal executive officer and principal financial officer have assessed the effectiveness of internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2024, our internal controls over financial reporting were effective and there are no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal controls over financial reporting during the year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position(s) Held
Executive Officers
Gust Kepler	60	Director, President and Chief Executive Officer
Robert Winspear	59	Director, Chief Financial Officer and Secretary
Eric Pharis	49	Chief Operating Officer
Charles Smith	54	Chief Technology Officer
Non-Employee Directors
Grant Evans*	66	Director (1) (2) (3)
Keller Reid*	44	Director (1) (2) (3)
Dalya Sulaiman*	58	Director (1) (2) (3)

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

Non-Employee Directors

Grant Evans, Director. Mr. Evans was appointed to serve as a director on January 21, 2025 following the unexpected death of former director Ray Balestri. Mr. Evans is a seasoned executive with over 30 years of experience as a CEO, director and advisor in multiple industries. Since 2021, Mr. Evans has been a partner with Pacific Coast Partners, an advisory firm focusing on mergers and acquisitions, strategy and capital raising. From 2019 to 2021, Mr. Evans was the CEO of Spyrus Solutions Inc., a global supplier of encryption solutions for end point management, secured access, data protection and monitoring until the company was acquired in 2021. Prior to that, Mr. Evans held several CEO positions in public and private companies including ActivIdentity, Inc., a NASDAQ listed company and global supplier and leader of secured identification and encryption solutions for end point management, secured access, data protection and monitoring. Mr. Evans attended the University of Nevada, Reno. The Company believes that Mr. Evans substantial experience as a CEO as well as his merger and acquisition experience gives him the qualifications and skills necessary to serve as a director of our Company. Mr. Evans provided consulting services to the Company from 2022 to 2024 and was paid $61,205 and $50,000 in fees for 2023 and 2024 respectively.

Keller Reid, Director. Mr. Reid was appointed as a director on January 31, 2023. Mr. Reid has served as the General Manager of the Hoskinson Family office since April of 2024. Prior to that, he was the Director of Technology and Trading for Ackerman Capital, a Dallas Based family office, for over 10 years. In that position, he has accumulated an extensive knowledge and background in both the technology and strategic aspects of trading systems. Previously, Mr. Reid served as Vice President, Head of Execution Sales and Strategy at Apex Clearing (formerly Penson Execution Services). While at Penson, Mr. Reid developed an electronic routing algorithm that was granted a patent by the United States Patent and Trademark Office, (U.S. 8015099). Mr. Reid holds a Bachelor of Science degree from Carnegie Mellon University. The Company believes that Mr. Reid’s trading and technology business experience gives him the qualifications and skills necessary to serve as a director of our Company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2024, all Reporting Persons complied with all Section 16(a) filing requirements.

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

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”) containing policies and procedures governing the purchase, sale and/or other dispositions of our securities by Company Insiders (including officers and directors as well as certain other employees identified pursuant to the Insider Trading Policy), or by us. Such policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us.

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

The Audit Committee is composed of Grant Evans (Chairman), Keller Reid, and Dalya Sulaiman. The Audit Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Audit Committee met 3 times in 2024. Under the applicable rules and regulations of the Nasdaq Capital Market, each member of the Audit Committee must be considered independent in accordance with Nasdaq Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of the members is “independent” as that term is defined under applicable Nasdaq and SEC rules. The Audit Committee has at least one financial expert (as defined by 407 (d)(5)(ii) of Regulation S-K). The board has also determined that Grant Evans meets the qualifications of an "audit committee financial expert," as defined under the applicable rules and regulations of the SEC.

Compensation Committee

The Compensation Committee is composed of Grant Evans (Chairman), Keller Reid and Dalya Sulaiman, each of whom is an independent director, as defined by Nasdaq Rule 5605(a)(2). The Compensation Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Compensation Committee met once in 2024. The Compensation Committee is empowered to advise management and make recommendations to the Board with respect to the compensation and other employment benefits of executive officers, key employees and directors of the Company. The Compensation Committee also administers the Company’s stock incentive plan for officers, directors, employees and consultants. The Compensation Committee is authorized, among other powers, to determine from time to time the individuals to whom options shall be granted, the number of shares to be covered by each option and the time or times at which options shall be granted pursuant to our stock incentive plans. We have adopted a Compensation Committee charter which can be found on our investor website at https://blackboxstocks.com.

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

Nominating and Governance Committee

The Nominating and Governance Committee is composed of Grant Evans (Chairman), Keller Reid and Dalya Sulaiman, each of whom is an independent director, as defined by Nasdaq Rule 5605(a)(2). The Nominating and Governance Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Nominating and Governance Committee met one time in 2023. We have adopted a Nominating and Governance Committee charter which can be found on our investor website at https://blackboxstocks.com.

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

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid to our principal executive officer and our two other most highly compensated executive officers serving during the last completed fiscal year (collectively, the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards	Total
Gust Kepler, Director, President and Chief	2024	$200,000	$19,494	-	$219,494
Executive Officer (Principal Executive Officer)	2023	$200,000	$14,058	-	$214,058
Robert Winspear, Director, Chief Financial	2024	$200,000	-	-	$200,000
Officer and Secretary (Principal Financial Officer)	2023	$200,000	-	-	200,000
Charles Smith, Chief Technology Officer	2024	$180,000	-	-	$180,000
	2023	$180,000	-	-	$180,000

(1) Reflects cash bonus payment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our Named Executives as of December 31, 2024:

		Equity Awards
		Number of Securities Underlying Unexercised awards		Exercise Price	Expiration Date
Name	Date	Exercisable	Unexercisable
Gust Kepler		0	0
Robert Winspear (1)	9-11-2021	25,000	6,250	$7.80	9-11-2031
Charles Smith (2)	11-29-2021	12,500	12,500	$13.68	11-29-2031

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards at Fiscal Year End Tables

Gust Kepler, a director and our President and Chief Executive Officer is paid an annual salary of $200,000. Mr. Kepler was paid a discretionary cash bonus of $19,494 and $14,058 in 2024 and 2023, respectively.

Robert Winspear, a director and our Chief Financial Officer and Secretary was appointed to serve as Chief Financial Officer and Secretary on September 11, 2021. Mr. Winspear’s salary is $200,000 per year. Mr. Winspear was also granted a warrant to purchase 25,000 shares of Common Stock at a price of $7.80 per share. The warrant is vested and is exercisable for ten years.

Charles Smith was appointed to serve as our Chief Technology Officer on November 29, 2021. Mr. Smith’s salary is $180,000 per year. Mr. Smith was granted an option to purchase 12,500 shares of Common Stock at a price of $13.68 per share. The option is vested and is exercisable for ten years.

Employment Agreements

On May 9, 2024 Blackboxstocks entered into an executive employment agreement with Robert Winspear pursuant to which he agreed to serve as the Chief Financial Officer and Secretary of the Company effective upon closing of the proposed share exchange with Evtec. On January 13, 2025, the Company and Evtec entered into a termination agreement pursuant to which the parties mutually agreed to terminate the proposed share exchange and as a result, Mr. Winspear’s executive employment agreement has not and will not become effective The Company has not entered into any other employment agreement or consulting agreement with any Named Executive or director of the Company providing for compensation and all serve at the discretion of our Board.

Compensation of Directors

Our non-employee directors are currently paid an annual cash retainer of, or equity incentives valued at, $30,000 per year and receive an option grant of 5,000 shares of our common stock. Officers do not receive additional compensation for serving as directors.

The following table sets forth certain information with respect to the compensation paid to our non-employee directors, excluding reasonable travel expenses, for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Keller Reid (1)	0	30,000	0	0	0	30,000
Ray Balestri (1)	30,000		0	0	0	30,000
Dalya Sulaiman (1)	30,000	0	0	0	0	30,000

(1) Non-employee directors receive an annual retainer of $30,000 payable in cash or stock. Mr. Balestri and Ms. Sulaiman were in paid in cash for their service through December of 2024 and Mr. Reid received a grant of 11,585 shares of Company common stock in lieu of cash.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by our non-employee directors as of December 31, 2024.

Equity Award Timing Policies

We do not have a formal policy or obligation that requires us to award equity-based compensation on specific dates. Our Compensation Committee and Board have adopted a policy with respect to the grant of stock options and other equity incentive awards that generally prohibits the grant of stock options or other equity awards to executive officers during closed quarterly trading windows (as determined in accordance with our Insider Trading Policy). Our Insider Trading Policy also prohibits directors, officers and employees from trading in our common stock while in possession of or on the basis of material non-public information about us. Neither our Board nor our Compensation Committee takes material non-public information into account when determining the timing of equity awards, nor do we time the disclosure of material non-public information for the purpose of impacting the value of executive compensation. We generally issue equity awards to our executive officers on a limited and infrequent basis, and not in accordance with any fixed schedule.

During the last fiscal year, there were no equity awards to any named executive officers within four business days preceding the filing of any report of Forms 10-K, 10-Q, or 8-K that discloses material nonpublic information.

Registrant’s Action to Recover Erroneously Awarded Compensation

We had no accounting restatements requiring the recovery of erroneously awarded compensation as of December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan

On August 4, 2021, our Board of Directors and our stockholders approved the adoption of the 2021 Stock Incentive Plan (the “2021 Plan”) and it became effective August 31, 2021. We amended the 2021 Plan effective October 6, 2022 to increase the number of shares available for issuance from 187,500 to 312,500 and again on February 6, 2023 to increase the number of shares available for issuance from 312,500 to 612,500. Participation in the 2021 Plan will continue until all of the benefits to which the participants are entitled have been paid in full. The following table sets forth our equity compensation 2021 Plan information as of December 31, 2024.

Plan	Number of securities to be issued upon exercise of outstanding options and rights (1)	Weighted- average exercise price of outstanding options and rights (1)	Number of securities remaining available for issuance under equity compensation plans
2021 Stock Incentive Plan	144,925	$9.10	73,043
Total	144,925	$9.10	73,043

(1) Excludes restricted stock grants for 395,333 shares under the 2021 Plan. Because there is no exercise price associated with the restricted stock grants, such shares are not included in the weighted-average price calculation.

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series A Preferred Stock as of March 20, 2025, unless otherwise indicated, by: (1) each person known to us to be the beneficial owner of more than 5% of each class of our capital stock; (2) each director of the Company; (3) the Company’s current named executive officers and (4) all current directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 3,602,874 shares of Common Stock and 3,269,998 shares of Series A Preferred Stock outstanding as of March 20, 2025. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class	Voting Control
Common Stock

As Individuals	Gust Kepler (2)	598,018	16.6%	*

	Eric Pharis	197,904	5.5%	*

	Robert Winspear (3)	93,250	2.6%	*

	Charles Smith (4)	49,167	1.4%	*

	Grant Evans (6)	21,519	*	*

	Dalya Sulaiman (5)	32,778	*	*

	Keller Reid (7)	25,048	*	*

As a Group	Executive Officers and Directors as a group (7 persons)	1,011,435	28.1%	*

	David Kyle	208,334	5.8%	*
	Ventum Financial Group	287,500	8.0%	*

	Stephen Chiang 8 Kitchener Link City Square Residences #21-14 Singapore 207226	250,000	6.9%	*

Series A Preferred Stock
As a Group	Officers and Directors	3,269,998	100%	99.1%

As Individuals	Gust Kepler	3,269,998	100%	99.2%

*Less than 1%

(1) Beneficial ownership is calculated in accordance with the rules of the SEC in accordance with Rule 13d-3(d)(1) of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days following March 20, 2025 are deemed outstanding. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 192 shares owned by Judy Children Inheritance Trust for which Mr. Kepler serves as trustee. Excludes 3,269,998 shares of Series A Preferred Stock held by Mr. Kepler (separately noted in the table) which may be converted on a 5-for-1 share ratio (for a total of 653,999 shares of common stock) based upon the Company’s current market capitalization and the limitations provided for in our Conversion Agreement with Mr. Kepler. Each share of Series A Preferred Stock held by Mr. Kepler is entitled to 100 votes on all stockholder matters, and along with the common stock held by Mr. Kepler collectively represents approximately 56.3% of our issued and outstanding capital stock and approximately 99.2% of the voting power of our stockholders.

(3) Includes 37,000 shares owned by Winspear Investments LLC which is 100% owned by Mr. Winspear and his wife, and 6,250 shares owned by ACM Winspear Investments L.P. of which Mr. Winspear is general partner. Also includes 25,000 shares underlying a warrant exercisable by Mr. Winspear for 25,000 shares which are vested and 25,000 shares of restricted stock that vest quarterly over 2025.

(4) Includes 36,667 shares owned by Cyfeon Solutions Inc which is controlled by Mr. Smith and 12,500 shares underlying an option granted to Mr. Smith which are vested.

(5) Includes 5,000 shares underlying options that are exercisable within 60 days of March 20, 2025 resulting from options granted to Ms. Sulaiman to purchase 8,750 shares of Common Stock under the 2021 Plan which of which the unvested portion vests quarterly during 2025.

(6) Includes 10,116 shares of restricted stock that vest quarterly over 2025 and 1,250 shares underlying an option for 5,000 shares that vests quarterly during 2025 granted to Mr. Evans.

(7) Includes 8,671 shares of restricted stock that vest quarterly over 2025 and 3,750 shares underlying options for 10,000 shares that were granted to Mr. Reid of which the unvested portion vests quarterly during 2025.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On March 16, 2023, the Company purchased 282,501 shares of Common Stock from Gust Kepler, a director and our Chief Executive Officer, at a price of $0.28 per share. The purchase of these shares was done in order to reduce Mr. Kepler’s cash bonus for 2022. The shares acquired from Mr. Kepler were subsequently retired and added back to authorized but unissued shares.

On July 1, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Company sold 312,500 shares of Common Stock, at a price per share of $4.00 for gross proceeds of $1,250,000. Gust Kepler, a director and our Chief Executive Officer, purchased $100,000 of the Common Stock under the terms of the Stock Purchase Agreement.

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

We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that each of Messrs. Keller Reid and Grant Evans and Ms. Dalya Sulaiman representing three of our five directors, are considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Item 14.	Principal Accounting Fees and Services.

Principal Accountant Fees and Services

On December 20, 2024, the Company engaged Victor Mokuolo CPA PLLC as its new independent registered public accounting firm, for the audit of the Company’s consolidated financial statements for the year ended December 31, 2024 and terminated Turner Stone & Company L.L.P. Victor Mokuolo CPA PLLC did not bill the Company for any professional services during the year ended 2024.

The following table sets forth aggregate fees billed to the Company for professional services by Turner, Stone & Company, L.L.P. for the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees (1)	$89,299	$63,912
Audit-Related Fees (2)	7,500	---
Tax Fees (3)	5,250	3,750
All Other Fees	---	---
Total Fees	101,979	67,662

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

10.9

Contribution Agreement dated April 18, 2024, by and between Blackboxstocks Inc. and Blackbox.io Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2024).

10.10

First Amendment to Share Exchange Agreement dated July 3, 2024, by and among Blackboxstocks Inc., Evtec Aluminium Limited, and the shareholders of Evtec Aluminium Limited (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2024).

10.11

Stock Purchase Agreement dated July 1, 2024, by and between Blackboxstocks Inc., Gust Kepler and Quadrofoglio Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2024).

10.12

Convertible Loan Agreement dated July 1, 2024, between Blackboxstocks Inc. and Evtec Aluminium Limited (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2024).

10.13

Termination Agreement dated as of January 13, 2025, by and among Blackboxstocks Inc. and Evtec Aluminium Limited (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2025).

10.14

Securities Purchase Agreement dated as of January 17, 2025, between Blackboxstocks Inc. and Five Narrow Lane LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).

10.15

7.00% Senior Debenture dated January 17, 2025, issued by Blackboxstocks Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).

10.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).
10.17

Amendment to Securities Purchase Agreement dated as of January 27, 2025, by and among Blackboxstocks Inc. and Five Narrow Lane LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2025).

10.18

Amended and Restated Debenture Due the Earlier of the Trigger Date and March 14, 2025 dated January 27, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2025).

10.19

Agreement and Plan of Merger dated March 10, 2025, by and among Blackboxstocks Inc., RABLBX Merger Sub Inc. and REalloys Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.20

Company Stockholder Support Agreement dated March 10, 2025, by and among Blackboxstocks Inc., REalloys Inc. and Gust Kepler (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.21

Form of REalloys Stockholder Support Agreement dated March 10, 2025, by and among Blackboxstocks Inc., REalloys Inc. and the Stockholders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.22

Amended and Restated Senior Secured Convertible Debenture due the Earlier of the Trigger Date and January 17, 2026 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.23

Registration Rights Agreement dated March 10, 2025, between Blackboxstocks Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.24

Security Agreement dated March 10, 2025, by and among Blackboxstocks Inc., Blackbox.io Inc. and Five Narrow Lane LP (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.25

Subsidiary Guarantee dated March 10, 2025, by and among the Guarantors signatory thereto and Purchasers named therein (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

14.1*	Code of Business Conduct
16.1

Letter from Turner, Stone & Company, L.L.P. dated December 23, 2024 (incorporated by reference to Exhibit 16.1 of the Company's Current Report on Form 8-K filed with the Commission on December 26, 2024).

19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of the Registrant.
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
97.1	Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 2024).
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

Item 16.	Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2025	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Director

Date: March 21, 2025	By:	/s/ Robert Winspear
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities set forth opposite their names and on March 21, 2025.

Name	Title

/s/ Gust Kepler	President, Chief Executive Officer and Director
Gust Kepler	(Principal Executive Officer)

/s/ Robert Winspear	Chief Financial Officer, Secretary and Director
Robert Winspear	(Principal Accounting and Financial Officer)

/s/ Grant Evans	Director
Grant Evans

/s/ Keller Reid	Director
Keller Reid

/s/ Dalya Sulaiman	Director
Dalya Sulaiman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Blackboxstocks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blackboxstocks, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations - $3,309,064 and $5,297,671 for the year ended December 31, 2024 and December 31, 2023 respectively; and used cash in its operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters communicated or required to be communicated to the audit committee.

Other Matters

The audit of the accompanying consolidated balance sheet of Blackboxstocks, Inc. as of December 31, 2023, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements) was performed by another Independent Registered Public Accounting Firm, Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2024.

Houston, Texas

March 21, 2025

PCAOB ID: 6771

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

Dallas, Texas

April 1, 2024

Blackboxstocks Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

	December 31,
	2024	2023

Assets
Current assets:
Cash	$17,036	$472,697
Accounts receivable	7,217	18,212
Inventory	3,464	3,464
Marketable securities	-	2,955
Note receivable	1,100,000	-
Other receivable	-	475,000
Prepaid expenses and other current assets	44,880	35,161
Total current assets	1,172,597	1,007,489

Long Term Assets:
Property and equipment, net	6,310	52,281
Right of use lease	287,783	344,370
Investments	8,424,000	8,424,000

Total assets	$9,890,690	$9,828,140

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,629,803	$842,404
Accrued interest	1,613	1,613
Unearned subscriptions	928,203	1,295,514
Lease liability right of use, current	65,389	64,818
Note payable, current portion	10,592	28,064
Merchant cash advance	187,921	-
Advances payable	50,000	-
Advances payable, related party	101,189	-
Evtec advances payable	1,293,000	-
Total current liabilities	4,267,710	2,232,413

Long term liabilities:
Note payable	-	11,550
Lease liability right of use, long term	228,785	287,417
Total long term liabilities	228,785	298,967

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at December 31, 2024 and 2023, respectively	3,270	3,270
Series B Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,538,038 and 3,223,015 issued and outstanding at December 31, 2024 and 2023, respectively	3,538	3,223
Common stock payable	-	-
Treasury stock	-	(27,650)
Additional paid in capital	28,343,505	26,802,808
Accumulated deficit	(22,956,118)	(19,484,891)
Total stockholders' equity	5,394,195	7,296,760

Total liabilities and stockholders' equity	$9,890,690	$9,828,140

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc.

Consolidated Statements of Operations

For the years ended December 31, 2024 and 2023

	December 31,
	2024	2023
Revenue:
Subscriptions	$2,563,257	$3,096,112
Other revenues	3,689	9,914
Total revenues	2,566,946	3,106,026

Cost of revenues	1,437,283	1,666,192

Gross margin	1,129,663	1,439,834

Operating expenses:
Software development costs	417,944	923,720
Selling, general and administrative	3,568,296	5,140,391
Advertising and marketing	436,456	629,984
Depreciation and amortization	16,031	43,410
Total operating expenses	4,438,727	6,737,505

Operating income (loss)	(3,309,064)	(5,297,671)

Other (income) expense:
Interest expense	263	633
Financing costs	132,308	-
Loss on disposition of assets	29,940	-
Other income	-	(575,000)
Investment (income) loss	(348)	(58,849)
Total other (income) expense	162,163	(633,216)

Loss before income taxes	(3,471,227)	(4,664,455)

Income Taxes	-	-

Net loss	$(3,471,227)	$(4,664,455)

Weighted average number of common shares outstanding - basic and diluted	3,376,407	3,219,224

Net loss per share - basic and diluted	$(1.03)	$(1.45)

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc.

Consolidated Statement of Stockholders’ Equity

For the years ended December 31, 2024 and 2023

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Treasury	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Stock	Paid in Capital	Deficit	Total

Balances, December 31, 2022	-	$-	3,269,998	$3,270	-	$-	3,298,033	$3,298	$23,340	$(1,102,375)	$18,070,556	$(14,820,436)	$2,177,653

Issuance of stock for partial shares resulting from reverse split	-	-	-	-	-	-	8,838	8	-	-	(8)	-	-

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(106,750)	-	-	(106,750)

Retirement of treasury stock	-	-	-	-	-	-	(454,441)	(454)	-	1,181,475	(1,181,021)	-	-

Stock based compensation	-	-	-	-	-	-	370,585	371	(23,340)	-	1,489,281	-	1,466,312

Issuance of stock for investment	-	-	-	-	2,400,000	2,400	-	-	-	-	8,421,600	-	8,424,000

Forfeiture of stock	-	-	-	-	(2,400,000)	(2,400)	-	-	-	-	2,400	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,664,455)	(4,664,455)

Balances, December 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,223,015	$3,223	$-	$(27,650)	$26,802,808	$(19,484,891)	$7,296,760

Retirement of treasury stock	-	-	-	-	-	-	(10,607)	(11)	-	27,650	(27,639)	-	-

Forfeiture of shares	-	-	-	-	-	-	(10,000)	(10)	-	-	10	-	-

Stock based compensation	-	-	-	-	-	-	23,130	23	-	-	368,639	-	368,662

Issuance of stock for cash	-	-	-	-	-	-	312,500	313	-	-	1,199,687	-	1,200,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,471,227)	(3,471,227)

Balances, December 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,538,038	$3,538	$-	$-	$28,343,505	$(22,956,118)	$5,394,195

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023

	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,471,227)	$(4,664,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,031	43,410
Stock based compensation	368,662	1,454,062
Right of use lease	(1,474)	7,864
Financing costs	132,308	-
Loss on disposition of assets	29,940	-
Investment income	(348)	(58,849)
Changes in operating assets and liabilities:
Accounts receivable	10,995	41,401
Inventory	-	12,000
Other receivable	475,000	(475,000)
Prepaid expenses and other current assets	(9,719)	75,859
Accounts payable	667,229	124,555
Unearned subscriptions	(367,311)	273,086
Advances payable	50,000	-
Advances payable, related party	101,189	-
Evtec advances payable	1,293,000	-
Net cash used in operating activities	(705,725)	(3,166,067)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,605)
Purchase of marketable securities	(9,273)	(11,293,184)
Sale of marketable securities	12,576	14,565,358
Issuance of note receivable	(1,100,000)	0
Net cash provided by (used in) investing activities	(1,096,697)	3,269,569

Cash flows from financing activities:
Purchase of treasury stock	-	(27,650)
Proceeds from issuance of common stock	1,200,000	-
Proceeds from merchant cash advance	397,750	-
Principal payments on notes payable	(29,022)	(28,733)
Payments on merchant cash advance	(221,967)	-
Net cash provided by (used in) financing activities	1,346,761	(56,383)

Net increase (decrease) in cash	$(455,661)	$47,119
Cash - beginning of year	472,697	425,578
Cash - end of year	$17,036	$472,697

Supplemental disclosures:
Interest paid	$264	$552
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Retirement of treasury stock	$27,650	$1,181,475
Treasury stock purchased with other assets	$-	$79,100
Shares issued for investment	$-	$8,424,000
Forfeiture of shares	$-	$2,400

The accompanying footabexnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements (“financial statements”) have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Going Concern. The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2024, the Company incurred an operating loss of $3,309,064 and a net loss of $3,471,227. In addition, for the year ended December 31, 2023, the Company incurred an operating loss of $5,297,671 and a net loss of $4,664,455. Cash flows used in operations totaled $705,725 for the year ended December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On March 10, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RABLBX Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and REalloys Inc., a Nevada corporation (“REalloys”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys will merge with and into Merger Sub, Merger Sub will cease to exist and REalloys will become a wholly-owned subsidiary of the Company (the “Merger”). At the closing of the Merger (the “Closing”), the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an exchange ratio formula in the Merger Agreement (the “Exchange Ratio”) or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate common stock of the Company, par value $0.001 (the “Company Common Stock”) and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration newly issued shares of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common and preferred stock of the Company. The Company believes that REalloys will be able to raise substantial capital and already has completed a financing that will provide $5,000,000 upon completion of the Merger. Closing of the Merger is subject to various customary closing conditions including but not limited to the SEC declaring the registration statement effective, approval of REalloys initial listing application by Nasdaq, and stockholder approval.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

In addition, the Company entered into a Securities Purchase Agreement dated with Five Narrow Lane LP, on January 17, 2025 (which was later amended on January 27, 2025 pursuant to which the Company agreed to issue, and Five Narrow Lane LP agreed to purchase, a series of debentures (the “Purchase Agreement”). The Purchase Agreement provides for financing of up to an aggregate principal amount $2,300,000 of which $1,050,000 has been received. An additional $750,000 will be funded upon filing of a registration statement on Form S-4 for the Merger, and an additional $500,000 will be funded when such registration statement on Form S-4 is declared effective by the SEC. There can be no assurance that the merger with REalloys will be completed and the related financing will be received.

The Company has historically been able to raise capital in order to fund its operations and on January 31, 2025, the Company filed a registration statement on Form S-3 for the sale of up to $50,000,000 of securities. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75,000,000. There can be no assurance that the Company will be able to raise any capital or on what terms.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Blackboxstocks Inc. and its wholly owned subsidiary Blackbox.io Inc., a Delaware corporation. All intercompany transactions and account balances between the Company and its subsidiary have been eliminated in consolidation. Transactions with its consolidated subsidiary are generally settled in cash.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. From time to time the Company's cash balance exceeded FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

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

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

Revenue Recognition. The Company operates under a software as a service (SaaS) model whereby we sell monthly and annual subscriptions allowing subscribers access to our platform. We recognize revenue over the subscription period (either monthly or annual) and record cash received but not yet earned as unearned subscriptions on our balance sheet in accordance with ASC 606.

Additionally, the Company receives revenues from commissions and the sale of promotional products which are presented as other revenues on the accompanying statements of operations. Commission revenues are recognized as they are earned and revenues from the sale of promotional products are recognized upon shipment.

Software Development Costs. The Company accounts for software development costs pursuant to ASC 985, Software, which requires that the costs incurred for planning, designing, coding and testing of software prior to technological feasibility be recorded as research and development expenses as incurred. Such costs include both internal development and engineering costs as well as development expenses contracted through third parties.

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

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months.

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

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. Adoption did not have any impact on the Company’s disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. This ASU also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company’s results of operations, financial position or cash flows. Adoption did not have any impact on the Company’s disclosures.

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

The Company had total potential additional dilutive securities outstanding at December 31, 2024 and 2023, as follows.

	2024	2023
Series A Convertible Preferred Shares	3,269,998	3,269,998
Conversion rate	0.2	0.2
Common shares after conversion	654,000	654,000
Option shares	144,125	215,625
Warrant shares	88,510	109,584

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

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

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The Company’s marketable securities are highly liquid and are quoted on major exchanges and are therefore classified as Level 1 securities.

The following table summarizes the Company’s assets that were measured and recognized at fair value as of December 31, 2024 and 2023:

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2022	$3,216,280	$-	$-	$3,216,280
Purchases	11,293,184	-	-	11,293,184
Sales	(14,565,358)	-	-	(14,565,358)
Change in fair value	58,849	-	-	58,849
Balance at December 31, 2023	$2,955	$-	$-	$2,955
Purchases	9,273	-	-	9,273
Sales	(12,576)	-	-	(12,576)
Change in fair value	348	-	-	348
Balance at December 31, 2024	$-	$-	$-	$-

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

The Company’s initial investment in Evtec Group was measured at $8,424,000 in accordance with ASC 820-10-30. The value of the Series B Stock issued by the Company was set by the closing price of its common stock on the day prior to closing of $3.51 as reported by Nasdaq. As a result, the 2,400,000 Series B Stock shares were valued at $8,424,000 which was determined to be the cost of the investment recorded pursuant to ASC 321-10-35. The investment was reviewed for impairment as of December 31, 2024.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

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

As a condition to the Company’s continued good faith negotiations regarding the Proposed Transaction, the Evtec Companies (i) paid the Company aggregate extension fees totaling $400,000, (ii) provided extension advances of $1,293,000 (iii) paid the Company $175,000, as reimbursement of legal expenses incurred, (iv) forfeited and returned the 2,400,000 shares of the Series B Stock acquired by Evtec Group under the terms of the Securities Exchange Agreement, and (v) permitted the Company to convert each of the 4,086 preferred shares of Evtec Group issued to the Company pursuant to the Securities Exchange Agreement into one ordinary share of Evtec Group.

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

On July 1, 2024, the Company entered into a Convertible Loan Agreement with Evtec Aluminium pursuant to which the Company loaned Evtec Aluminum $1,150,000 (the “Evtec Loan”). The Evtec Loan is unsecured, bears interest at 12% per annum and has a maturity date of one year from the date of issuance. The Evtec Loan is convertible into Evtec Aluminum ordinary shares at the rate of $1,197.92 per share at any time at the option of Blackboxstocks and converts automatically upon the closing of the Share Exchange Agreement (as defined below)..

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

The Company’s initial investment in Evtec Group was measured at $8,520,000 in accordance with ASC 820-10-30. The value of the Series B Stock issued by the Company was set by the closing price of its common stock on the day prior to closing of $3.51 as reported by Nasdaq. As a result, the 2,400,000 Series B Stock shares were valued at $8,424,000.

On January 13, 2025, pursuant to Section 8.1 of the Share Exchange Agreement, the Company and Evtec Aluminum entered into a termination agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Share Exchange Agreement. As a result of the Termination Agreement, the Share Exchange Agreement will be of no further force an effect (other than certain customary limited provisions that survive termination pursuant to the terms of the Share Exchange Agreement) and any ancillary agreements entered into in connection with the Share Exchange Agreement will also automatically terminate in accordance with their respective terms. See Note 11

Prior to the Termination Agreement, Evtec Aluminium provided $1,292,980 of financial support to the Company that remains outstanding at December 31, 2024.

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

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

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

On July 1, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Company sold 312,500 shares of its common stock, par value $0.001 (“Common Stock”), at a price per share of $4.00 for gross proceeds of $1,250,000. Gust Kepler, a director, our President and Chief Executive Officer, purchased $100,000 of the Common Stock under the terms of the Stock Purchase Agreement. Quadrofoglio Holdings LLC, a Florida limited liability company, purchased the remaining $1,150,000 of Common Stock. The Stock Purchase Agreement contains standard representations and warranties from the Company and the purchasers. (See Note 7)

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of December 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2022	109,584	$13.25	4.53
Issued	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
Warrants as of December 31, 2023	109,584	$13.25	3.53
Issued	-	$-	-
Forfeited	(21,074)	$7.80	-
Exercised	-	$-	-
Warrants as of December 31, 2024	88,510	$14.54	3.26

During the years ended December 31, 2024 and 2023, stock-based compensation related to warrants totaled $85,016 and $127,520, respectively.

At December 31, 2024, warrants for the purchase of 88,510 shares were vested and no warrants remained unvested.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

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

During the period ended December 31, 2023, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate ranging from 3.73% to 4.44%, expected volatility ranging from 130% to 140% based on the volatility of the Company’s common stock, various exercise prices, and terms of 10 years. No options or warrants were issued by the Company for the year ended December 31, 2024

During November 2023, 11,858 shares of restricted common stock valued at $30,000 were granted which vested over 12 months

During the year ended December 31, 2023, 342,374 shares of restricted common stock were granted. The restricted shares, valued at $856,384, were vested at issuance.

During the year ended December 31, 2024, 23,130 shares of restricted common stock were granted. The restricted shares, valued at $92,850, were vested at issuance.

The following table presents the Company’s options as of December 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2022	167,561	$11.68	8.78
Issued	78,750	$3.59	10.00
Forfeited	(30,686)	$9.90	8.78
Exercised	-	$-	-
Options as of December 31, 2023	215,625	$8.97	8.37
Issued	-	$-	-
Forfeited	(71,500)	$6.03	6.56
Exercised	-	$-	-
Options as of December 31, 2024	144,125	$9.09	7.35

During the years ended December 31, 2024 and 2023, stock-based compensation related to options totaled $190,796 and $444,383, respectively.

At December 31, 2024, options to purchase 144,125 shares were vested and no options remained unvested.

7. Related Party Transactions

On March 16, 2023, the Company purchased 282,501 shares of Common Stock from Mr. Kepler at a price of $0.28 per share. The purchase of these shares was done in order to reduce Mr. Kepler’s cash bonus for 2022. The shares acquired from Mr. Kepler were subsequently retired and added back to authorized but unissued shares.

As noted in Note 4, on July 1, 2024 Mr. Kepler purchased 25,000 shares of common stock at a price of $4.00 per share in connection with the Stock Purchase Agreement.

During 2024, Mr. Kepler forfeited 10,000 shares of common stock. The shares were subsequently retired and added back to authorized but unissued shares.

During 2024, Mr. Kepler advanced the Company approximately $101,000, all of which remained outstanding at December 31, 2024.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

8. Debt

Note Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company received a loan of $130,200. The loan carries an interest rate of 1% and an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of December 31, 2024, the unpaid balance of the note totaled $10,592.

Merchant Cash Advances

On May 28, 2024, the Company entered into a merchant cash advance agreement with proceeds totaling $198,500 and total future receivables purchased totaling $272,000. On September 27, 2024, the Company entered into a merchant cash advance agreement with proceeds totaling $99,250 and total future receivables purchased totaling $136,000. On October 31, 2024, the Company entered into a merchant cash advance agreement with proceeds totaling $268,000 and total future receivables purchased totaling $228,480. The merchant cash advances are to be repaid through 28 weekly payments of $9,714, $4,857, and $8,160, respectively. The finance expense for the advances have been calculated using the effective interest rate method. As of December 31, 2024, the unpaid balance of the merchant cash advances totaled $187,921.

Advance

On December 30, 2024, the Company received an advance totaling $50,000 from an unrelated third party. The advance is unsecured, bears no interest, and has no stated maturity date.

9. Commitments and Contingencies

Leases

The Company leases approximately 2,685 square feet of office space in Dallas Texas pursuant to an office lease with Teachers Insurance and Annuity Association of America that expires on September 30, 2028. During the year ended December 31, 2024, the Company’s rental expenses totaled approximately $125,000.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2025	$91,122
2026	93,136
2027	95,150
2028	72,495
2029	-
Thereafter	-
Total remaining lease payments	$351,903
Less: imputed interest	(57,729)
Present Value of remaining lease payments	$294,174

Current	$65,389
Noncurrent	$228,785

Weighted-average remaining lease term (years)	3.17
Weighted-average discount rate	10.00%

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

Employee Retention Credit

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

10. Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts are calculated for income tax purposes. The provision (benefit) for income taxes for the years ended December 31, 2024, and 2023, assumes a statutory 21%, effective tax rate for federal income taxes.

	2024	2023
Federal tax statutory rate	21%	21%
Temporary differences	0%	0%
Permanent differences	-2%	-7%
Valuation Allowance	-19%	-14%
	0%	0%

The Company had deferred income tax assets as of December 31, 2024, and 2023, as follows:

	2024	2023
Deferred Tax Assets
Net operating loss carryforwards	$4,384,000	$3,655,000
Temporary differences	9,000	9,000
Permanent differences	(733,000)	(653,000)
Valuation allowance	(3,660,000)	(3,011,000)
Net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $649,000 and $660,000 in the fiscal years ending December 31, 2024, and 2023, respectively.

At December 31, 2024, the Company had approximately $17,429,000 in federal net operating loss carryforwards, substantially all of which are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

As of December 31, 2024, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The tax return for the fiscal year ended December 31, 2024, has not yet been filed.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

11. Subsequent Events

On January 13, 2025, pursuant to Section 8.1 of the Share Exchange Agreement, the Company and Evtec Aluminum entered into a termination agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Share Exchange Agreement. As a result of the Termination Agreement, the Share Exchange Agreement will be of no further force an effect (other than certain customary limited provisions that survive termination pursuant to the terms of the Share Exchange Agreement) and any ancillary agreements entered into in connection with the Share Exchange Agreement will also automatically terminate in accordance with their respective terms. On January 22, 2025 the Company withdrew its Registration Statement on Form S-4 previously filed in connection with the Share Exchange Agreement.

On March 10, 2025 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RABLBX Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and REalloys Inc., a Nevada corporation (“REalloys”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys will merge with and into Merger Sub, Merger Sub will cease to exist and REalloys will become a wholly-owned subsidiary of the Company (the “Merger”). At the closing of the Merger (the “Closing”), the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an exchange ratio formula in the Merger Agreement (the “Exchange Ratio”) or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate common stock of the Company, par value $0.001 (the “Company Common Stock”) and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration newly issued shares of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common and preferred stock of the Company. Closing of the Merger is subject to various customary closing conditions including but not limited to the Securities and Exchange Commission (“SEC”) declaring the registration statement effective, approval of REalloys initial listing application by Nasdaq, and stockholder approval. The Merger will be accounted for as a reverse merger with REalloys being the accounting acquiror.

In addition, the Company entered into a Securities Purchase Agreement dated with Five Narrow Lane LP (“FNL”), on January 17, 2025 (which was later amended on January 27, 2025, pursuant to which the Company agreed to issue, and Five Narrow Lane LP agreed to purchase, a series of debentures (the “Purchase Agreement”). The Purchase Agreement provides for financing of up to an aggregate principal amount of $2,300,000 of which $1,050,000 has been received. An additional $750,000 will be funded upon filing of a registration statement on Form S-4 for the Merger, and an additional $500,000 will be funded when such registration statement on Form S-4 is declared effective by the SEC. In addition, pursuant to the terms of the Additional Debenture, upon consummation of the Merger, the Company shall, at its option, either (i) pay FNL in cash the entire principal amount of the Additional Debenture then outstanding, together with all accrued and unpaid interest thereon, the exit fee and any other amounts due thereunder, or (ii) issue to FNL such number of shares of Series C Convertible Preferred Stock, par value $0.001 per share, to be established by the Company upon closing of the Merger (the “Series C Stock”) for aggregate stated value equal to (x) 3.0 multiplied by (y) the entire principal amount of the Additional Debenture then outstanding, together with all accrued and unpaid interest thereon, the exit fee and other amounts due thereunder. The Company has agreed to file a registration statement (the “Resale Registration Statement”) with the SEC registering the resale of common stock underlying the Additional Debenture (the “Resale Securities”). Pursuant to the terms of the Merger Agreement, (i) any REalloys Warrants outstanding at the effective time of the Merger will be assumed by the Company and (ii) shares of Series X Stock issued by REalloys will be exchanged for shares of Series C Stock of the Company on a one-to-one basis. Shares underlying the REalloys Warrants and the Series C Stock will be registered pursuant to the Merger Registration Statement.

On January 31, 2025, the Company filed a registration statement on Form S-3 for the sale of up to $50,000,000 of securities. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75,000,000.