Form 10-Q
period 2025-03-31
BLACKBOXSTOCKS INC.
filed 2025-05-15
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2025 was 3,632,874.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

(Unaudited)

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash	$215,346	$17,036
Accounts receivable	8,036	7,217
Inventory	3,464	3,464
Note receivable	1,100,000	1,100,000
Other receivable	157,546	-
Prepaid expenses and other current assets	52,459	44,880
Total current assets	1,536,851	1,172,597

Long Term Assets:
Property and equipment, net	4,401	6,310
Right of use lease	271,785	287,783
Investments	8,424,000	8,424,000

Total assets	$10,237,037	$9,890,690

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,878,767	$1,629,803
Accrued interest	5,843	1,613
Unearned subscriptions	810,035	928,203
Lease liability right of use, current	65,479	65,389
Senior secured debenture, net of issuance costs	882,355	-
Other note payable	3,402	10,592
Merchant cash advance	129,124	187,921
Advances payable	40,000	50,000
Advances payable, related party	248,077	101,189
Evtec advances payable	1,293,000	1,293,000
Total current liabilities	5,356,082	4,267,710

Long term liabilities:
Lease liability right of use, long term	213,076	228,785
Total long term liabilities	213,076	228,785

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,270	3,270
Series B Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,602,874 and 3,538,038 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,603	3,538
Additional paid in capital	28,446,257	28,343,505
Accumulated deficit	(23,785,251)	(22,956,118)
Total stockholders' equity	4,667,879	5,394,195

Total liabilities and stockholders' equity	$10,237,037	$9,890,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31 and 2024

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Revenue:
Subscriptions	$562,079	$648,770
Other revenues	24,999	650
Total revenues	587,078	649,420

Cost of revenues	343,003	357,958

Gross margin	244,075	291,462

Operating expenses:
Software development costs	105,982	108,403
Selling, general and administrative	958,521	905,929
Advertising and marketing	65,329	132,723
Depreciation and amortization	1,909	8,373
Total operating expenses	1,131,741	1,155,428

Operating loss	(887,666)	(863,966)

Other (income) expense:
Interest expense	9,250	93
Financing costs	81,973	-
Amortization of debt issuance costs	7,790	-
Other income	(157,546)	(348)
Total other income	58,533	(255)

Loss before income taxes	(829,133)	(863,711)

Income Taxes	-	-

Net loss	$(829,133)	$(863,711)

Weighted average number of common shares outstanding - basic and diluted	3,549,575	3,223,015

Net loss per share - basic and diluted	$(0.23)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Three months Ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,223,015	$3,223	$-	$(27,650)	$26,802,808	$(19,484,891)	$7,296,760

Stock based compensation	-	-	-	-	-	-	3,120	3	-	-	114,663	-	114,666

Net loss	-	-	-	-	-	-	-	-	-	-	-	(863,711)	(863,711)

Balances, March 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,226,135	$3,226	$-	$(27,650)	$26,917,471	$(20,348,602)	$6,547,715

Balances, December 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,538,038	$3,538	$-	$-	$28,343,505	$(22,956,118)	$5,394,195

Stock based compensation	-	-	-	-	-	-	46,787	47	-	-	53,120	-	53,167

Shares issued for cashless exercise of options	-	-	-	-	-	-	3,049	3	-	-	(3)	-	-

Shares issued for financing costs	-	-	-	-	-	-	15,000	15	-	-	49,635	-	49,650

Net loss	-	-	-	-	-	-	-	-	-	-	-	(829,133)	(829,133)

Balances, March 31, 2025	-	$-	3,269,998	$3,270	-	$-	3,602,874	$3,603	$-	$-	$28,446,257	$(23,785,251)	$4,667,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(829,133)	$(863,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,909	8,373
Amortization of debt issuance costs	7,790	-
Stock based compensation	53,167	114,666
Right of use lease	379	(2,780)
Financing costs	81,973	-
Shares issued for financing costs	49,650	-
Investment income	-	(348)
Changes in operating assets and liabilities:
Accounts receivable	(819)	2,018
Other receivable	(157,546)	475,000
Prepaid expenses and other current assets	(7,579)	-
Accounts payable	133,529	137,572
Accrued interest	4,230	-
Unearned subscriptions	(118,168)	(159,943)
Advances payable	(10,000)	-
Advances payable, related party	146,888	-
Net cash used in operating activities	(643,730)	(353,803)

Cash flows from investing activities:
Purchase of marketable securities	-	(9,273)
Sale of marketable securities	-	12,576
Net cash provided by investing activities	-	3,303

Cash flows from financing activities:
Proceeds from issuance of notes payable	990,000	-
Principal payments on notes payable	(7,190)	(7,229)
Payments on merchant cash advance	(140,770)	-
Net cash provided by (used in) financing activities	842,040	(7,229)

Net increase (decrease) in cash	$198,310	$(357,729)
Cash - beginning of period	17,036	472,697
Cash - end of period	$215,346	$114,968

Supplemental disclosures:
Interest paid	$20	$93
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt issuance costs	$60,000	$-
Debt issuance costs payable	$115,435	$-

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying interim unaudited condensed consolidated financial statements and footnotes of Blackboxstocks Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Going Concern. The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2024, the Company incurred an operating loss of $3,309,064 and a net loss of $3,471,227. For the three months ended March 31, 2025, the Company incurred an operating loss of $887,666 and a net loss of $829,133. Cash flows used in operations totaled $643,730 for the three months ended March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On March 10, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RABLBX Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and REalloys Inc., a Nevada corporation (“REalloys”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys is expected to merge with and into Merger Sub, at which time Merger Sub will cease to exist and REalloys will become a wholly-owned subsidiary of the Company (the “Merger”). At the closing of the Merger (the “Closing”), the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an exchange ratio formula in the Merger Agreement (the “Exchange Ratio”) or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate common stock of the Company, par value $0.001 (the “Company Common Stock”) and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration common and convertible preferred stock of the Company Common Stock representing approximately 92.7% of the post-Close aggregate as common of the Company. The Company believes that REalloys will be able to raise substantial capital and already has completed a financing that will provide $5,000,000 upon completion of the Merger. Closing of the Merger is subject to various customary closing conditions including but not limited to the SEC declaring the registration statement effective, approval of REalloys initial listing application by Nasdaq, and stockholder approval.

In addition, the Company entered into a Securities Purchase Agreement with Five Narrow Lane LP, on January 17, 2025 (which was later amended on January 27, 2025 pursuant to which the Company agreed to issue, and Five Narrow Lane LP agreed to purchase, a debentures (the “Purchase Agreement”). The Purchase Agreement provides for financing of up to an aggregate principal amount $2,300,000 of which $1,050,000 was received during the three months ended March 31, 2025. An additional $750,000 was received in April of 2025 upon filing of a registration statement on Form S-4 for the Merger, and an additional $500,000 is expected to be funded when such registration statement on Form S-4 is declared effective by the SEC. There can be no assurance that the merger with REalloys will be completed and the related financing will be received.

Blackboxstocks Inc.

Notes to Condensed Consolidated Financial Statements

The Company has historically been able to raise capital in order to fund its operations and on January 31, 2025, the Company filed a registration statement on Form S-3 for the sale of up to $50,000,000 of securities. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75,000,000. There can be no assurance that the Company will be able to raise any capital or on acceptable terms.

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

Blackboxstocks Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company had total potential additional dilutive securities outstanding at March 31, 2025, as follows.

Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Option shares	150,125
Warrant shares	88,510

3. Investments

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

As a condition to the Company’s continued good faith negotiations regarding the Proposed Transaction, the Evtec Companies (i) paid the Company aggregate extension fees totaling $400,000, (ii) provided extension advances of $1,293,000 (iii) paid the Company $175,000 as reimbursement of legal expenses incurred, (iv) forfeited and returned the 2,400,000 shares of the Series B Stock acquired by Evtec Group under the terms of the Securities Exchange Agreement, and (v) permitted the Company to convert each of the 4,086 preferred shares of Evtec Group issued to the Company pursuant to the Securities Exchange Agreement into one ordinary share of Evtec Group.

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

On July 1, 2024, the Company entered into a Convertible Loan Agreement with Evtec Aluminium pursuant to which the Company loaned Evtec Aluminum $1,150,000 (the “Evtec Loan”). The Evtec Loan is unsecured, bears interest at 12% per annum and has a maturity date of one year from the date of issuance. The Evtec Loan is convertible into Evtec Aluminum ordinary shares at the rate of $1,197.92 per share at any time at the option of.

Blackboxstocks Inc.

Notes to Condensed Consolidated Financial Statements

On January 13, 2025, pursuant to Section 8.1 of the Share Exchange Agreement, the Company and Evtec Aluminum entered into a termination agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Share Exchange Agreement. As a result of the Termination Agreement, the Share Exchange Agreement is of no further force an effect (other than certain customary limited provisions that survive termination pursuant to the terms of the Share Exchange Agreement) and any ancillary agreements entered into in connection with the Share Exchange Agreement also automatically terminated in accordance with their respective terms. On January 22, 2025 the Company withdrew its Registration Statement on Form S-4 previously filed in connection with the Share Exchange Agreement.

Prior to the Termination Agreement, Evtec Aluminium provided $1,292,980 of financial support to the Company that remains outstanding at March 31, 2025, and December 31, 2024.

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

The Series B Stock has no dividend rights and no voting rights except as required by law or the Company’s bylaws. The Series B Stock is convertible into common shares on a one-for-one basis. There was no Series B Stock outstanding at either March 31, 2025 or December 31, 2024.

Blackboxstocks Inc.

Notes to Condensed Consolidated Financial Statements

5. Warrants to Purchase Common Stock

The following table presents the Company’s warrants as of March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2024	88,510	$14.54	3.26
Issued	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
Warrants as of March 31, 2025	88,510	$14.54	3.01

At March 31, 2025, warrants for the purchase of 88,510 shares were vested and no warrants remained unvested.

6. Incentive Stock Plan

On August 4, 2021, our Board of Directors created and our stockholders approved the 2021 Blackboxstocks, Inc. Incentive Stock Plan (the “2021 Plan”) which became effective August 31, 2021. Effective October 7, 2022, the Company’s Stockholders approved an amendment and restatement of the 2021 Plan to increase the numbers of issuable shares from 187,500 to 312,500. On February 6, 2023 the Company’s stockholders approved the amendment and restatement of the 2021 Plan to increase the number of shares available for issuance from 312,500 to 612,500 shares. The 2021 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors.

During the period ended March 31, 2025, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate of 4.43%, expected volatility of 153% based on the volatility of the Company’s common stock, exercise price of $3.46, and terms of 10 years.

During the three months ended March 31, 2025, 46,787 shares of restricted common stock valued at $161,430 were granted. The restricted common stock vest equally on March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025.

The following table presents the Company’s options as of March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2024	144,125	$9.09	7.35
Issued	15,000	$3.46	10.00
Forfeited	-	$-	-
Exercised	(9,000)	$3.65	8.38
Options as of March 31, 2025	150,125	$8.86	7.32

At March 31, 2025, options to purchase 138,875shares were vested and options to purchase 11,250 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $38,415 as they vest.

7. Related Party Transactions

During the three months ended March 31, 2025, Mr. Kepler advanced the Company $330,000 and the Company repaid Mr. Kepler $183,132. At March 31, 2025, advances totaling approximately $248,000 remained due to Mr. Kepler.

Blackboxstocks Inc.

Notes to Condensed Consolidated Financial Statements

8. Debt

Note Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company received a loan of $130,200. The loan carries an interest rate of 1% and an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of March 31, 2025, the unpaid balance of the note totaled $3,402.

Senior Secured Debenture

The Company entered into a Securities Purchase Agreement dated with Five Narrow Lane LP (“FNL”), on January 17, 2025 (which was later amended on January 27, 2025), pursuant to which the Company agreed to issue, and Five Narrow Lane LP agreed to purchase, a debentures (the “Purchase Agreement”). The Purchase Agreement provides for financing of up to an aggregate principal amount of $2,300,000 of which $1,050,000 has been received as of March 31, 2025. An additional $750,000 was funded in April 2025 upon filing of a registration statement on Form S-4 for the Merger, and an additional $500,000 is expected to be funded when such registration statement on Form S-4 is declared effective by the SEC. In addition, pursuant to the terms of the debenture, upon consummation of the Merger, the Company shall, at its option, either (i) pay FNL in cash the entire principal amount of the l debenture then outstanding, together with all accrued and unpaid interest thereon, the exit fee and any other amounts due thereunder, or (ii) issue to FNL such number of shares of Series C Convertible Preferred Stock, par value $0.001 per share, to be established by the Company upon closing of the Merger (the “Series C Stock”) for aggregate stated value equal to (x) 3.0 multiplied by (y) the entire principal amount of the debenture then outstanding, together with all accrued and unpaid interest thereon, the exit fee and other amounts due thereunder. The Company has agreed to file a registration statement (the “Resale Registration Statement”) with the SEC registering the resale of common stock underlying the Debenture (the “Resale Securities”). Pursuant to the terms of the Merger Agreement, (i) any REalloys warrants outstanding at the effective time of the Merger will be assumed by the Company and (ii) shares of Series X preferred stock issued by REalloys will be exchanged for shares of Series C Stock of the Company on a one-to-one basis. Shares underlying the REalloys warrants and the Series C Stock will be registered pursuant to the Merger Registration Statement.

The Company incurred issuance costs of approximately $175,000 related to the debenture with FNL, which are being amortized over the life of the debenture.

The debenture is secured by substantially all of the assets of the Company including its wholly owned subsidiary and contains customary negative and affirmative covenants. The Company was in compliance with these covenants at March 31, 2025. The debenture matures on the earlier of January 17, 2026 or the date on which the Merger with REalloys is completed.

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

During February 2025, the September 27, 2024 merchant cash advance was amended to reduce the weekly payments. Under the amended agreement, the merchant cash advance is to be repaid through eight weekly payments of $1,214, two weekly payments of $4,585, and eight weekly payments of $3,643.

During February 2025, the October 31, 2024 merchant cash advance was amended to reduce the weekly payments. Under the amended agreement, the merchant cash advance is to be repaid through eight weekly payments of $2,040, seven weekly payments of $8,160, and eight weekly payments of $36,120.

The Company issued 15,000 shares with a value of $49,650 in consideration for amending the two merchant cash advances. The amendments of the cash advances were accounted for as a debt extinguishment and reissuance in accordance with ASC 470-50-40-10.

As of March 31, 2025, the unpaid balance of the merchant cash advances totaled $129,124.

Advance

During the three months ended March 31, 2025, the Company received an advance totaling $40,000 from an unrelated third party. The advance is unsecured, bears no interest, and has no stated maturity date.

Blackboxstocks Inc.

Notes to Condensed Consolidated Financial Statements

9. Commitments and Contingencies

Leases

The Company leases approximately 2,685 square feet of office space in Dallas Texas pursuant to an office lease with Teachers Insurance and Annuity Association of America that expires on September 30, 2028. During the period ended March 31, 2025, the Company’s rental expenses totaled approximately $35,000.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2025	$68,468
2026	93,136
2027	95,150
2028	72,494
2029	-
Thereafter	-
Total remaining lease payments	$329,248
Less: imputed interest	(50,693)
Present Value of remaining lease payments	$278,555

Current	$65,479
Noncurrent	$213,076

Weighted-average remaining lease term (years)	2.92
Weighted-average discount rate	10.00%

Merger Agreement

On March 10, 2025 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RABLBX Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and REalloys Inc., a Nevada corporation (“REalloys”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys is expected to merge with and into Merger Sub, at which time Merger Sub will cease to exist and REalloys will become a wholly-owned subsidiary of the Company (the “Merger”). At the closing of the Merger (the “Closing”), the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an exchange ratio formula in the Merger Agreement (the “Exchange Ratio”) or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate common stock of the Company, par value $0.001 (the “Company Common Stock”) and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration common and convertible preferred stock representing approximately 92.7% of the post-Close aggregate as common of the Company. Closing of the Merger is subject to various customary closing conditions including but not limited to the Securities and Exchange Commission (“SEC”) declaring the registration statement effective, approval of REalloys initial listing application by Nasdaq, and stockholder approval. The Merger will be accounted for as a reverse merger with REalloys being the accounting acquiror.

Registration Statement

On January 31, 2025, the Company filed a registration statement on Form S-3 for the sale of up to $50,000,000 of securities. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75,000,000.

10. Subsequent Events

On April 14, 2025, the Company filed a joint proxy and consent solicitation statement/prospectus on Form S-4 with the SEC related to the proposed Merger with REalloys. The registration statement remains subject to review by the SEC. As a result of the registration statement being filed, the Company received an additional $750,000 in funding from FNL in accordance with the Purchase Agreement increasing the total amount under the debenture to $1,800,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as with our financial statements and the notes thereto included elsewhere herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Report.

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

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the three months ended March 31, 2025, the Company incurred an operating loss of $887,666 and a net loss of $829,133. In addition, for the year ended December 31, 2024, the Company incurred an operating loss of $3,309,064 and a net loss of $3,471,227. Cash flows used in operations were $643,730 for the three months ended March 31, 2025, and $705,725 for the year ended December 31, 2024. The Company had cash of $215,346 as of March 31, 2025.These conditions raise substantial doubt about the Company’s ability to continue as a going concern. On March 10, 2025, the Company entered into a Merger Agreement with RABLBX Merger Sub Inc.,a Nevada Corporation, and wholly owned subsidiary of the Company (“Merger Sub”) and REalloys. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys is expected to merge with and into Merger Sub, at which time Merger Sub will cease to exist and REalloys is expected to become a wholly-owned subsidiary of the Company. At the Closing of the Merger, the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an Exchange Ratio formula in the Merger Agreement or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate Company Common Stock and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration common and convertible preferred stock of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common stock of the Company. The Company believes that REalloys will be able to raise substantial capital and REalloys has completed a financing that will provide $5,000,000 upon completion of the Merger. Closing of the Merger is subject to various customary closing conditions including but not limited to the SEC declaring the registration statement effective, approval of REalloys initial listing application by Nasdaq, and stockholder approval.

In addition, the Company entered into a Securities Purchase Agreement dated with Five Narrow Lane LP, on January 17, 2025 (which was later amended on January 27, 2025 pursuant to which the Company agreed to issue, and Five Narrow Lane LP agreed to purchase, a series of debentures (the “Purchase Agreement”). The Purchase Agreement provides for financing of up to an aggregate principal amount of $2,300,000 of which $1,800,000 has been received. An additional $500,000 is expected to be funded when the Merger Registration Statement is declared effective by the SEC. There can be no assurance that the Merger with REalloys will be completed and the related financing will be received.

The Company has historically been able to raise capital in order to fund its operations and on January 31, 2025, the Company filed a shelf registration statement on Form S-3 for the sale of up to $50,000,000 of securities. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75,000,000. There can be no assurance that the Company will be able to raise any capital or on acceptable terms.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 21, 2025.

Liquidity and Capital Resources

At March 31, 2025, we had cash and marketable securities totaling $215,346 as compared to cash and marketable securities totaling $17,036 at December 31, 2024. Our cash flows used in operations were $643,730 for the three months ended March 31, 2025, as compared to $353,803 for the same period in the prior year.

Net cash used in investing activities was $0 and $3,303 for the three months ended March 31, 2025 and 2024 respectively. We don expect investing activities to require significant capital in the next twelve months.

Net cash provided by financing activities was $726,605 for the three months ended March 31, 2025, as compared to net cash used in financing activities of $7,229 for the prior year period. The increase in financing activities was the result of proceeds from the sale issuance of our debenture to FNL in the amount of $1,050,000 which was partially offset by issuance costs and payments made on merchant cash advances. As noted above, the Company expects one additional funding from FNL remaining in the amount of $500,000 which is due upon the SEC declaring the registration statement on form S-4 effective. In addition, the Company has filed a shelf registration statement on form S-3 for the offering and sale of up to $50,000,000 in Company securities. Under the terms of the Purchase Agreement, we may have to utilize up to 50% of the proceeds from any sale of securities under the S-3 to repay the outstanding debentures held by FNL.

As noted above, the Company intends to pursue the planned Merger with REalloys however there can be no assurance that it will be able to complete the Merger or that such Merger will provide the Company with sufficient liquidity to fund its operations. In addition, the Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on acceptable terms.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

For the three months ended March 31, 2025, our revenue was $587,078, as compared to $649,420, for the three months ended March 31, 2024. The decline in revenue of 9.6% was due to fewer subscribers in the current year as well as slightly lower revenue per subscriber. Average subscribers for the three months ended March 31, 2025, was 2,707 as compared to 2,996 for the prior year period. Average monthly revenue per subscriber was $69.22 for the three months ended March 31, 2025, as compared to $72.19 in the prior year period. Other revenue for the period ended March 31.2025 consisted primarily of education revenue which is a new product for the Company. We expect revenue from educational offerings to increase significantly in future periods.

Cost of revenues for the three months ended March 31, 2025, and 2024 were $343,003 and $357,958, resulting in gross margins of 41.6% and 44.9%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators.

For the three months ended March 31, 2025, operating expenses were $1,131,741 as compared to $1,155,428 for the same period in 2024, a decrease of $23,700 or 2.1%. Software development costs decreased only slightly in the current period to $105,982. Selling, general and administrative expenses increased from $95,929 for the three months ended March 31, 2024, to $958,521 for the three months ended March 31, 2025. The increase was primarily driven by higher professional fees associated with the pending Merger with REalloys. Advertising and marketing expenses decreased by $67,394 or 50.8% from $132,723 for the three months ended March 31, 2024, to $65,329 for the three months ended March 31, 2025, as the Company continues to reposition its marketing strategy. The Company may incur additional marketing expense in connection with its educational products the during the balance of 2025.

Our loss from operations for the three months ended March 31, 2025, was $829,133 as compared to a loss from operations of $863,711 for the prior year period.

Other income and expense included $9,250 in interest expense primarily related to the denture issued in 2025 as well as financing costs of $81,973 related to our merchant cash advances. We expect the financing costs related to the merchant cash advances to terminate in July of 2025 and for our interest expense to increase as a result of the debenture issued in the first quarter as well as additional draws that have been or will be made under the Securities Purchase Agreement. Other income of $157,546 relates to an ERC credit the Company was informed it would receive in the second quarter of 2025 and has also been classified as other receivable on the consolidated condensed balance sheet.

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

The following table sets forth a reconciliation of net loss to EBITDA:

	Three Months Ended March 31,
	2025	2024
Net loss	$(829,133)	$(671,745)
Adjustments:
Interest expense	9,250	93
Investment income	-	(348)
Depreciation and amortization expense	9,699	8,373
Financing costs	81,973	-
Stock based compensation	53,167	114,666
Total adjustments	$154,089	$122,784
EBITDA	$(675,044)	$(740,927)

Off Balance Sheet Arrangements

As of March 31, 2025, we did not have any material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer, and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2025, were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 21, 2025 for the year ended December 31, 2024, as supplemented by the "Risk Factors" sections in our registration statement on Form S-1 filed with the SEC on October 5, 2021, as amended on November 5, 2021 and the information contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2024 and the registration statement, as amended, are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 4, 2025 the Company issued 15,000 shares of Common Stock to a Arin Funding LLC in exchange for amending the terms of a merchant cash advance agreement. The shares were issued pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder.

On April 3, 2025 and April 26, 2025 the Company issued 10,000 shares of its Common Stock to Eadwacer Holdings LLC, a consultant, for services rendered in connection with the planned Merger with REalloys. The shares were issued pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder.

On April 30, 2025 the Company issued a Senior Convertible Debenture Due the Earlier of the Trigger Date and January 17, 2026 in the principal amount of up to $184,000 (the “Placement Agent Debenture,”) to Palladium Capital Group, LLC (“Palladium”) pursuant to the terms of a Placement Agent Agreement with Palladium dated January 10, 2025. The aggregate principal amount and accrued interest of the Placement Agent Debenture is convertible into Company Common Stock at a conversion price, which is 175% of the closing price of the Company’s common stock (as quoted by the Nasdaq Stock Market, LLC) on the trading day immediately prior to the date of the instrument with a minimum price of $5.00 per share. Furthermore, upon consummation of the pending REalloys Merger, the Company may elect to (i) pay to the holder in cash the entire principal amount of the Placement Agent Debenture then outstanding, together with all accrued and unpaid interest thereon, the Exit Fee (as defined in the Placement Agent Debenture) and any other amounts due thereunder, or (ii) issue to the holder such number of shares of Series C Stock of the Company for aggregate stated value equal to (x) 3.0 multiplied by (y) the entire principal amount of the Placement Agent Debenture then outstanding, together with all accrued and unpaid interest thereon, the Exit Fee (as defined in the Placement Agent Debenture) and other amounts due thereunder. The Placement Agent Debenture to be issued under the Placement Agent Agreement was issued pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder.

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

3.4

Certificate of Amendment to Articles of Incorporation dated effective as of July 15, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2019).

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

3.7

Amended and Restated Bylaws of Blackboxstocks, Inc. adopted and effective on April 18, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2022).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2020).
10.1

Termination Agreement dated as of January 13, 2025, by and among Blackboxstocks Inc. and Evtec Aluminium Limited (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2025).

10.2

Securities Purchase Agreement dated as of January 17, 2025, between Blackboxstocks Inc. and Five Narrow Lane LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).

10.3

7.00% Senior Debenture dated January 17, 2025, issued by Blackboxstocks Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).
10.5

Amendment to Securities Purchase Agreement dated as of January 27, 2025, by and among Blackboxstocks Inc. and Five Narrow Lane LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2025).

10.6

Amended and Restated Debenture Due the Earlier of the Trigger Date and March 14, 2025 dated January 27, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2025).

10.7

Agreement and Plan of Merger dated March 10, 2025, by and among Blackboxstocks Inc., RABLBX Merger Sub Inc. and REalloys Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.8

Company Stockholder Support Agreement dated March 10, 2025, by and among Blackboxstocks Inc., REalloys Inc. and Gust Kepler (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.9

Form of REalloys Stockholder Support Agreement dated March 10, 2025, by and among Blackboxstocks Inc., REalloys Inc. and the Stockholders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.10

Amended and Restated Senior Secured Convertible Debenture due the Earlier of the Trigger Date and January 17, 2026 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.11

Registration Rights Agreement dated March 10, 2025, between Blackboxstocks Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.12

Security Agreement dated March 10, 2025, by and among Blackboxstocks Inc., Blackbox.io Inc. and Five Narrow Lane LP (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.13

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

May 15, 2025	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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