Form 10-Q
period 2025-06-30
BLACKBOXSTOCKS INC.
filed 2025-08-14
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of August 13, 2025 was 3,789,593.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash	$38,164	$17,036
Accounts receivable	155	7,217
Inventory	3,464	3,464
Note receivable	1,100,000	1,100,000
Prepaid expenses and other current assets	56,906	44,880
Total current assets	1,198,689	1,172,597

Long term assets:
Property and equipment, net	2,810	6,310
Right of use lease	255,393	287,783
Investments	8,424,000	8,424,000
Total long term assets	8,682,203	8,718,093

Total assets	$9,880,892	$9,890,690

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,949,045	$1,629,803
Accrued interest	36,445	1,613
Unearned subscriptions	670,030	928,203
Lease liability right of use, current	69,763	65,389
Senior secured debenture, net of issuance costs	1,879,523	-
Convertible note	164,000	-
Other note payable	891	10,592
Merchant cash advance	15,338	187,921
Advances payable	-	50,000
Advances payable, related party	25,000	101,189
Evtec advances payable	1,293,000	1,293,000
Total current liabilities	6,103,035	4,267,710

Long term liabilities:
Lease liability right of use, long term	192,780	228,785
Total long term liabilities	192,780	228,785

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,270	3,270
Series B Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,647,474 and 3,538,038 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,647	3,538
Additional paid in capital	28,632,680	28,343,505
Accumulated deficit	(25,054,520)	(22,956,118)
Total stockholders' equity	3,585,077	5,394,195

Total liabilities and stockholders' equity	$9,880,892	$9,890,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Subscriptions	$518,680	$683,952	$1,080,759	$1,332,722
Other revenues	103	760	25,102	1,410
Total revenues	518,783	684,712	1,105,861	1,334,132

Cost of revenues	351,559	356,017	694,562	713,975

Gross margin	167,224	328,695	411,299	620,157

Operating expenses:
Software development costs	102,910	100,642	208,892	209,045
Selling, general and administrative	1,130,270	938,269	2,088,791	1,844,198
Advertising and marketing	75,906	111,663	141,235	244,386
Depreciation and amortization	1,591	3,038	3,500	11,411
Total operating expenses	1,310,677	1,153,612	2,442,418	2,309,040

Operating loss	(1,143,453)	(824,917)	(2,031,119)	(1,688,883)

Other (income) expense:
Interest expense	37,896	74	47,146	167
Financing costs	10,752	23,012	92,725	23,012
Amortization of debt issuance costs	77,168	-	84,958	-
Loss on disposition of assets	-	29,940	-	29,940
Other income	-	-	(157,546)	(348)
Total other (income) expense	125,816	53,026	67,283	52,771

Loss before income taxes	(1,269,269)	(877,943)	(2,098,402)	(1,741,654)

Income Taxes	-	-	-	-

Net loss	(1,269,269)	(877,943)	(2,098,402)	(1,741,654)

Weighted average number of common shares outstanding - basic and diluted	3,633,700	3,226,251	3,591,819	3,228,724

Net loss per share - basic and diluted	$(0.35)	$(0.27)	$(0.58)	$(0.54)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,223,015	$3,223	$-	$(27,650)	$26,802,808	$(19,484,891)	$7,296,760

Stock based compensation	-	-	-	-	-	-	3,120	3	-	-	114,663	-	114,666

Net loss	-	-	-	-	-	-	-	-	-	-	-	(863,711)	(863,711)

Balances, March 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,226,135	$3,226	$-	$(27,650)	$26,917,471	$(20,348,602)	$6,547,715

Stock based compensation	-	-	-	-	-	-	-	-	-	-	104,666	-	104,666

Retirement of treasury stock	-	-	-	-	-	-	(10,607)	(11)	-	27,650	(27,639)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(877,943)	(877,943)

Balances, June 30, 2024	-	$-	3,269,998	$3,270	-	$-	3,215,528	$3,215	$-	$-	$26,994,498	$(21,226,545)	$5,774,438

Balances, December 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,538,038	$3,538	$-	$-	$28,343,505	$(22,956,118)	$5,394,195

Stock based compensation	-	-	-	-	-	-	46,787	47	-	-	53,120	-	53,167

Shares issued for cashless exercise of options	-	-	-	-	-	-	3,049	3	-	-	(3)	-	-

Shares issued for financing costs	-	-	-	-	-	-	15,000	15	-	-	49,635	-	49,650

Net loss	-	-	-	-	-	-	-	-	-	-	-	(829,133)	(829,133)

Balances, March 31, 2025	-	$-	3,269,998	$3,270	-	$-	3,602,874	$3,603	$-	$-	$28,446,257	$(23,785,251)	$4,667,879

Stock based compensation	-	-	-	-	-	-	40,000	40	-	-	186,427	-	186,467

Shares issued for cashless exercise of options	-	-	-	-	-	-	4,600	4	-	-	(4)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,269,269)	(1,269,269)

Balances, June 30, 2025	-	$-	3,269,998	$3,270	-	$-	3,647,474	$3,647	$-	$-	$28,632,680	$(25,054,520)	$3,585,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	For the six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,098,402)	$(1,741,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,500	11,411
Amortization of debt issuance costs	84,958	-
Financing costs	92,725	23,012
Shares issued for financing costs	49,650	-
Stock based compensation	239,634	219,332
Loss on disposition of assets	-	29,940
Right of use lease	759	(2,233)
Investment income	-	(348)
Changes in operating assets and liabilities:
Accounts receivable	7,062	717
Other receivable	-	475,000
Prepaid expenses and other current assets	(12,026)	(15,214)
Accounts payable	287,807	290,399
Accrued interest	34,832	-
Unearned subscriptions	(258,173)	(377,560)
Advances payable	(50,000)
Advances payable, related party	(76,189)
Other liabilities	-	400,000
Net cash used in operating activities	(1,693,863)	(687,198)

Cash flows from investing activities:
Purchase of marketable securities	-	(9,273)
Sale of marketable securities	-	12,576
Net cash provided by investing activities	-	3,303

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,990,000	1,100,000
Proceeds from merchant cash advance	-	198,500
Principal payments on notes payable	(9,701)	(14,475)
Payments on merchant cash advance	(265,308)	(17,345)
Net cash provided by (used in) financing activities	1,714,991	1,266,680

Net increase in cash	$21,128	$582,785
Cash - beginning of period	17,036	472,697
Cash - end of period	$38,164	$1,055,482

Supplemental disclosures:
Interest paid	$20	$167
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Discount on note payable	$60,000	$-
Discount on note payable from fees payable	$195,435	$-
Fees payable settled through convertible note payable	$164,000	$-

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

Going Concern. The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2024, the Company incurred an operating loss of $3,309,064 and a net loss of $3,471,227. For the six months ended June 30, 2025, the Company incurred an operating loss of $2,031,119 and a net loss of $2,098,402. Cash flows used in operations totaled $1,693,863 for the six months ended June 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In addition, the Company entered into a Securities Purchase Agreement with Five Narrow Lane LP, on January 17, 2025 (which was later amended on January 27, 2025, pursuant to which the Company agreed to issue, and Five Narrow Lane LP agreed to purchase debentures (the “Purchase Agreement”). The Purchase Agreement provides for financing of up to an aggregate principal amount $2,300,000 of which $2,050,000 was received during the period ended June 30, 2025. There can be no assurance that the merger with REalloys will be completed and the related financing will be received.

The Company has historically been able to raise capital in order to fund its operations and on January 31, 2025, the Company filed a registration statement on Form S-3 for the sale of up to $50,000,000 of securities. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75,000,000. On July 1, 2025 the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time to time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of up to $5,795,000. Sales of the Shares, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As sales agent, Alexander Capital will offer the Shares at prevailing market prices and will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the Shares requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. As of August 11, 2025, the Company has raised gross proceeds of $618,829 under the ATM Agreement from the sale of 85,000 shares of its common stock. See Note 8.

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

Blackboxstocks Inc.
Notes to Condensed Consolidated Financial Statements

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

The Company had total potential additional dilutive securities outstanding at June 30, 2025, as follows.

Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Option shares	137,625
Warrant shares	88,510
Senior Secured Debentures	$2,050,000
Conversion rate	$5.46
Shares	375,458
Convertible note	$164,000
Conversion rate	$5.46
Shares	29,304

2. Investments

On January 13, 2025, pursuant to Section 8.1 of that certain, Share Exchange Agreement dated December 12, 2023, among the Company, Evtec Aluminium Limited (“Evtec”) and certain other parties, the Company and Evtec centered into a termination agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Share Exchange Agreement. As a result of the Termination Agreement, the Share Exchange Agreement is of no further force and effect (other than certain customary limited provisions that survive termination pursuant to the terms of the Share Exchange Agreement) and any ancillary agreements entered into in connection with the Share Exchange Agreement will also automatically terminate in accordance with their respective terms. On January 22, 2025, the Company withdrew its Registration Statement on Form S-4 previously filed in connection with the Share Exchange Agreement.

Prior to the Termination Agreement, Evtec provided $1,293,000 of financial support to the Company that remains outstanding at June 30, 2025, and December 31, 2024. On August 13, 2025 the Company and Evtec entered into a settlement agreement whereby Evtec and the Company would cancel the $1,150,000 note due by Evtec, the $1,293,000 advance due by the Company in return for a $100,000 note from Blackbox.io to Evtec due in June 2026. See Note 8.

3. Stockholders’ Equity

During the period ended June 30, 2025, the Company issued 30,000 shares of common stock valued at $104,300 for consulting services.

During the period ended June 30, 2025, the Company issued 15,000 shares of common stock valued at $49,650 for financing costs.

During the period ended June 30, 2025, the Company issued 7,649 shares of common stock for the cashless exercise of options.

4. Incentive Stock Plan

During the period ended June, 2025, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate of 4.43%, expected volatility of 153% based on the volatility of the Company’s common stock, exercise price of $3.46, and terms of 10 years.

During the period ended June 30, 2025, 46,787 shares of restricted common stock valued at $161,430 were granted. The restricted common stock vest equally on March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025.

During the period ended June 30, 2025, 10,000 shares of restricted common stock valued at $29,000 were granted. The restricted common stock vested at issuance.

Blackboxstocks Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the Company’s options as of June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2024	144,125	$9.09	7.35
Issued	15,000	$3.46	10.00
Forfeited	-	$-	-
Exercised	(21,500)	$3.65	8.15
Options as of June 30, 2025	137,625	$9.33	6.99

At June 30, 2025, options to purchase 138,875 shares were vested and options to purchase 7,500 shares remained unvested. The Company expects to incur expenses for the unvested options totaling $25,600 as they vest.

5. Related Party Transactions

During the period ended June 30, 2025, Mr. Kepler advanced the Company $360,000 and the Company repaid Mr. Kepler $436,209. At June 30, 2025, and December 31, 2024, advances totaling approximately $25,000 and $101,000, respectively remained due to Mr. Kepler.

6. Debt

Senior Secured Debenture

The Company entered into a Securities Purchase Agreement dated with Five Narrow Lane LP (“FNL”), on January 17, 2025 which was later amended on January 27, 2025 (the “Purchase Agreement”), pursuant to which the Company agreed to issue, and Five Narrow Lane LP agreed to purchase, debentures (defined therein as the “Additional Debentures”). The Purchase Agreement provides for financing of up to an aggregate principal amount of $2,300,000 of which $2,050,000 has been received. In addition, pursuant to the terms of the Additional Debenture, upon consummation of the Merger, the Company shall, at its option, either (i) pay FNL in cash the entire principal amount of the Additional Debenture then outstanding, together with all accrued and unpaid interest thereon, the exit fee and any other amounts due thereunder, or (ii) issue to FNL such number of shares of Series C Convertible Preferred Stock, par value $0.001 per share, to be established by the Company upon closing of the Merger (the “Series C Stock”) for aggregate stated value equal to (x) 3.0 multiplied by (y) the entire principal amount of the Additional Debenture then outstanding, together with all accrued and unpaid interest thereon, the exit fee and other amounts due thereunder. The Company has filed a registration statement (the “Resale Registration Statement”) with the SEC registering the resale of common stock underlying the Additional Debenture (the “Resale Securities”) which was declared effective by the SEC on May 5, 2025. Pursuant to the terms of the Merger Agreement, (i) any REalloys Warrants outstanding at the effective time of the Merger will be assumed by the Company and (ii) shares of Series X Stock issued by REalloys will be exchanged for shares of Series C Stock of the Company on a one-to-one basis. Shares underlying the REalloys Warrants and the Series C Stock will be registered pursuant to the Merger Registration Statement.

The Company incurred issuance costs of approximately $255,000 related to the Additional Debentures, which are being amortized over the life of the Additional Debentures.

The Additional Debentures are secured by substantially all of the assets of the Company including its wholly owned subsidiary and contains customary negative and affirmative covenants. The Company was in compliance with these covenants at June 30, 2025. The Additional Debentures mature on the earlier of January 17, 2026, or the date on which the Merger with REalloys is completed.

Convertible Note Payable

In connection with the Senior Secured Debenture with FNL, the Company incurred issuance costs of $164,000 payable to Palladium Capital Group (“Palladium”), the placement agent. The Company and Palladium entered into a 7% convertible note payable to settle the issuance costs. The convertible note, has a present conversion price $5.46 per share of common stock, matures on the earlier of January 17, 2026, or the effective date of the Merger.

Blackboxstocks Inc.
Notes to Condensed Consolidated Financial Statements

Merchant Cash Advances

During February 2025, the September 27, 2024, merchant cash advance was amended to reduce the weekly payments. Under the amended agreement, the merchant cash advance is to be repaid through eight weekly payments of $1,214, two weekly payments of $4,585, and eight weekly payments of $3,643.

During February 2025, the October 31, 2024, merchant cash advance was amended to reduce the weekly payments. Under the amended agreement, the merchant cash advance is to be repaid through eight weekly payments of $2,040, seven weekly payments of $8,160, and eight weekly payments of $36,120.

The Company issued 15,000 shares with a value of $49,650 in consideration for amending the two merchant cash advances. The amendments of the cash advances were accounted for as a debt extinguishment and reissuance in accordance with ASC 470-50-40-10.

As of June 30, 2025, the unpaid balance of the merchant cash advances totaled $15,338.

7. Commitments and Contingencies

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

8. Subsequent Events.

On July 1, 2025, Blackboxstocks, Merger Sub and REalloys entered into a First Amendment to Agreement and Plan of Merger (the “Amendment”) in order to reflect Blackboxstocks’ intent to conduct an at-the-market offering of its common stock, pursuant to which up to 250,000 shares of Blackboxstocks common stock may be sold and issued without affecting the calculation of Company Merger Shares (as defined in the Merger Agreement) to be issued in the Merger. Specifically, the Amendment provides that:

●

The definition of “Permitted Shelf Takedown” was added to Section 1.1 of the Merger Agreement and means “an at-the-market offering of Parent common stock under its shelf registration statement on Form S-3 (File No. 333-284626) which became effective on February 10, 2025, which constitutes a “Permitted Shelf Takedown” as contemplated under the terms of that certain Amendment to Securities Purchase Agreement, dated January 27, 2025, by and between Parent and Five Narrow Lane LP, and the transactions contemplated thereby.”

Blackboxstocks Inc.
Notes to Condensed Consolidated Financial Statements

●

The definition of “Parent Outstanding Shares” was changed in Section 1.1 of the Merger Agreement and means “ without duplication, (including, without limitation, the effects of the Split, if completed) the total number of shares of Parent Common Stock outstanding immediately prior to the Effective Time expressed on a fully-diluted basis, and assuming, without limitation or duplication, the issuance of shares of Parent Common Stock in respect of all In the Money Parent Options, warrants or other rights or commitments to receive shares of Parent Common Stock or Parent Preferred Stock (or securities convertible or exercisable into shares of Parent Common Stock or Parent Preferred Stock other than Parent Series A Stock), whether conditional or unconditional, that are outstanding as of immediately prior to the Effective Time; provided, however, (i) the total number of Parent Common Stock issuable upon conversion of the outstanding Parent Series A Stock shall not be included in the calculation of Parent Outstanding Shares, (ii) up to 250,000 shares of Parent Common Stock or such lesser number of shares actually sold and issued in the Parent’s Permitted Shelf Takedown shall not be included in the Calculation of Parent Outstanding Shares, and (iii) for purposes of calculating the Parent Outstanding Shares, the Parent Outstanding Shares shall be increased by one third (1/3) of the total Parent Financing Preferred Stock Conversion Shares rounded down to the nearest whole number.”

On July 1, 2025 the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time to time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of up to $5,795,000. Sales of the Shares, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As sales agent, Alexander Capital will offer the Shares at prevailing market prices and will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the Shares requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. As of August 12, 2025, the Company has raised gross proceeds of $618,829 from the ATM from the sale of 85,000 shares of its common stock.

On August 13, 2025 the Company and Evtec entered into a settlement agreement whereby Evtec and the Company would cancel the $1,150,000 note due by Evtec, the $1,293,000 advance due by the Company in return for a $100,000 note from Blackbox.io to Evtec due in June 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the six months ended June 30, 2025, the Company incurred an operating loss of $2,032,119 and a net loss of $2,098,402. In addition, for the year ended December 31, 2024, the Company incurred an operating loss of $3,309,064 and a net loss of $3,471,227. Cash flows used in operations were $1,693,863 for the six months ended June 30, 2025, and $705,725 for the year ended December 31, 2024. The Company had cash of $38,164 as of June 30, 2025.These conditions raise substantial doubt about the Company’s ability to continue as a going concern. On March 10, 2025, the Company entered into a Merger Agreement with RABLBX Merger Sub Inc., a Nevada Corporation, and wholly owned subsidiary of the Company (“Merger Sub”) and REalloys. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys is expected to merge with and into Merger Sub, at which time Merger Sub will cease to exist and REalloys is expected to become a wholly-owned subsidiary of the Company. At the Closing of the Merger, the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an Exchange Ratio formula in the Merger Agreement or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate Company Common Stock and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration common and convertible preferred stock of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common stock of the Company. The Company believes that REalloys will be able to raise substantial capital and REalloys has completed a financing that will provide $5,000,000 upon completion of the Merger. Closing of the Merger is subject to various customary closing conditions including but not limited to the SEC declaring the registration statement effective, approval of REalloys initial listing application by Nasdaq, and stockholder approval.

In addition, the Company entered into a Securities Purchase Agreement dated with Five Narrow Lane LP (“FNL”), on January 17, 2025 (which was later amended on January 27, 2025 pursuant to which the Company agreed to issue, and FNL agreed to purchase debentures (the “Purchase Agreement”). The Purchase Agreement provides for financing of up to an aggregate principal amount of $2,300,000 of convertible debentures of which $2,050,000 has been received. An additional $250,000 is expected to be funded when the Merger Registration Statement is declared effective by the SEC. There can be no assurance that the Merger with REalloys will be completed and the related financing will be received.

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

On July 1, 2025 the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time to time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of up to $5,795,000. Sales of the Shares, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As sales agent, Alexander Capital will offer the Shares at prevailing market prices and will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the Shares requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. As of August 12, 2025, the Company has raised gross proceeds of $618,829 from the ATM.

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

Liquidity and Capital Resources

At June 30, 2025, we had cash totaling $38,164 as compared to cash totaling $17,036 at December 31, 2024. Our cash flows used in operations were $1,693,863 for the six months ended June 30, 2025, as compared to $687,198 for the six months ended June 30, 2024. 2024 cash flows from operations included $875,000 in cash flows from financial support provided by Evtec Aluminium Limited (“Evtec”) in connection with the transaction contemplated by our Share Exchange Agreement which was terminated in January 2025.

Net cash used in investing activities was $0 and $3,303 for the six months ended June 30, 2025 and 2024 respectively. We do not expect investing activities to require significant capital in the next twelve months.

Net cash provided by financing activities was $1,714,991 for the six months ended June 30, 2025, as compared to $1,266,680 for the prior year period. The 2025 financing activity cash flow was primarily due to proceeds from the sale issuance of our debenture to FNL in the amount of $2,050,000 which was partially offset by issuance costs and payments made on merchant cash advances. As noted above, the Company expects one additional funding from FNL remaining in the amount of $250,000 which is due upon the SEC declaring the Merger consideration registration statement on form S-4 effective. In addition, the Company has filed a shelf registration statement on form S-3 for the offering and sale of up to $50,000,000 in Company securities. Under the terms of the Purchase Agreement, we may have to utilize up to 50% of the proceeds from any sale of securities under the S-3 to repay the outstanding debentures held by FNL.

On July 1, 2025 the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time to time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of up to $5,795,000. Sales of the Shares, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As sales agent, Alexander Capital will offer the Shares at prevailing market prices and will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the Shares requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. As of August 12, 2025, the Company has raised gross proceeds of $618,829 from the ATM from the sale of 85,000 shares of its common stock.

As noted above, the Company intends to pursue the planned Merger with REalloys, however there can be no assurance that it will be able to complete the Merger or that such Merger will provide the Company with sufficient liquidity to fund its operations. In addition, the Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on acceptable terms.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, our revenue was $518,783, as compared to $684,712, for the three months ended June 30, 2024. The decline in revenue of 24.2% was due to fewer subscribers in the current year as well as slightly lower revenue per subscriber. Average subscribers for the three months ended June 30, 2025, was 2,707 as compared to 2,996 for the prior year period. Average monthly revenue per subscriber was $63.88 for the three months ended June 30, 2025, as compared to $76.11 in the prior year period. The lower average revenue per subscriber was driven by promotional offerings of $29.97 per month.

Cost of revenues for the three months ended June 30, 2025, and 2024 were $351,559 and $356,017, resulting in gross margins of 32.2% and 48.0%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The decrease in the gross profit margin was driven by lower absorption of fixed costs and lower average revenue per subscriber.

For the three months ended June 30, 2025, operating expenses were $1,310,677 as compared to $1,153,612 for the same period in 2024, an increase of $158,065 or 13.7%. Software development costs increased only slightly in the current period to $102,910. Selling, general and administrative expenses increased from $938,269 for the three months ended June 30, 2024, to $1,130,270 for the three months ended June 30, 2025. The increase of $192,001 was primarily driven by $96,916 in higher professional fees associated with the pending Merger with REalloys and $79,301 of higher stock-based compensation during the 2025 period. Advertising and marketing expenses decreased by $35,757 or 32.0% from $111,663 for the three months ended June 30, 2024, to $75,906 for the three months ended June 30, 2025, as the Company continues to reposition its marketing strategy. The Company may incur additional marketing expense in connection with its educational products the during the balance of 2025.

Our loss from operations for the three months ended June 30, 2025, was $1,144,453 as compared to a loss from operations of $824,917 for the prior year period.

Other income and expense included $37,896 in interest expense primarily related to the debenture issued in 2025 as well as amortization of financing costs of $77,168 related to the FNL debentures. Financing costs related to the merchant cash advances were $10,752 for the quarter ended June 30, 2025 and will terminate in the third quarter. Other income and expense for the quarter ended June 30, 2024 included financing expenses of $23,012 related to merchant cash advances and $29,940 on the loss on disposition of assets.

Comparison of Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025, our revenue was $1,105,861, as compared to $1,334,132, for the six months ended June 30, 2024. The decline in revenue of 17.1% was due to fewer subscribers in the current year as well as slightly lower revenue per subscriber. Average subscribers for the six months ended June 30, 2025, was 2,709 as compared to 2,989 for the prior year period. Average monthly revenue per subscriber was $66.50 for the six months ended June 30, 2025, as compared to $74.31 in the prior year period. The lower average revenue per subscriber was driven by promotional offerings of $29.97 per month.

Cost of revenues for the six months ended June 30, 2025, and 2024 were $694,562 and $713,975, resulting in gross margins of 37.2% and 46.5%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The decrease in the gross profit margin was driven by lower absorption of fixed costs and lower average revenue per subscriber.

For the six months ended June 30, 2025, operating expenses were $2,442,418 as compared to $2,309,040 for the same period in 2024, an increase of $133,378 or 5.87%. Software development costs of $208,892 for the six months ended June 30, 2025 were approximately the same as the prior year. Selling, general and administrative expenses increased from $1,844,198 for the six months ended June 30, 2024, to $2,088,791 for the six months ended June 30, 2025. The increase of $244,593 was primarily driven by $217,372 in higher professional fees associated with the pending Merger with REalloys. Advertising and marketing expenses decreased by $103,151 or 42.2% from $244,386 for the six months ended June 30, 2024, to $141,235 for the six months ended June 30, 2025, as the Company continues to reposition its marketing strategy. The Company may incur additional marketing expense in connection with its educational products the during the balance of 2025.

Our loss from operations for the six months ended June 30, 2025, was $2,031,119 as compared to a loss from operations of $1,688,883 for the prior year period. The increase in the loss from operations of $342,236 was due to lower gross profits and higher operating expenses as discussed above.

Other income and expense for the six months ended June 30, 2025 was $67,283 consisting primarily of interest and amortization of debt issuance costs relate to the dentures totaling $132,104 and other financing costs of $92,725 which were partially offset by other income relating to employee retention credits.

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

The following table sets forth a reconciliation of net loss to EBITDA:

	For the six months ended
	June 30,
	2025	2024
Net loss	$(2,098,402)	$(1,741,654)
Adjustments:
Interest expense (income)	47,146	(181)
Amortization of debt issuance costs	84,958	-
Other depreciation and amortization expense	3,500	11,411
Financing costs	92,725	23,012
Stock based compensation	239,634	219,332
Total adjustments	$467,963	$253,574
EBITDA	$(1,630,439)	$(1,488,080)

Off Balance Sheet Arrangements

As of June 30, 2025, we did not have any material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer, and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2025, were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 21, 2025 for the year ended December 31, 2024, as supplemented by the "Risk Factors" sections in our registration statement on Form S-4 filed with the SEC on April 14, 2025, as amended on June 3, 2025 and July 2, 2025, our registration statements on Form S-3 filed with the SEC on January 31, 2025 and April 15, 2025 (as amended on May 1, 2025), and the information contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2024 and the registration statement, as amended, are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

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

August 14, 2025	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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