Form 10-Q
period 2025-09-30
BLACKBOXSTOCKS INC.
filed 2025-10-16
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway, Suite 1485, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of October 15, 2025 was 4,142,093.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Blackboxstocks Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash	$93,186	$17,036
Accounts receivable	13,675	7,217
Inventory	3,464	3,464
Note receivable	-	1,100,000
Prepaid expenses and other current assets	44,090	44,880
Total current assets	154,415	1,172,597

Long term assets:
Property and equipment, net	1,575	6,310
Right of use lease	238,598	287,783
Investments	8,424,000	8,424,000
Total long term assets	8,664,173	8,718,093

Total assets	$8,818,588	$9,890,690

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,583,552	$1,629,803
Accrued interest	77,325	1,613
Unearned subscriptions	515,550	928,203
Lease liability right of use, current	72,034	65,389
Senior secured convertible debenture, net of issuance costs	1,347,889	-
Convertible note payable	164,000	-
Note payable	100,000	10,592
Merchant cash advance	-	187,921
Advances payable	-	50,000
Advances payable, related party	-	101,189
Evtec advances payable	-	1,293,000
Total current liabilities	3,860,350	4,267,710

Long term liabilities:
Lease liability right of use, long term	174,093	228,785
Total long term liabilities	174,093	228,785

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 2,600,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,270	3,270
Series B Convertible Preferred Stock, $0.001 par value, 2,400,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 3,962,093 and 3,538,038 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,962	3,538
Treasury stock	(40)	-
Additional paid in capital	30,552,080	28,343,505
Accumulated deficit	(25,775,127)	(22,956,118)
Total stockholders' equity	4,784,145	5,394,195

Total liabilities and stockholders' equity	$8,818,588	$9,890,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine months ended September 30, 2025 and 2024

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Subscriptions	$644,316	$646,792	$1,725,075	$1,979,514
Other revenues	52,679	1,050	77,781	2,460
Total revenues	696,995	647,842	1,802,856	1,981,974

Cost of revenues	322,905	293,426	1,017,467	1,007,401

Gross margin	374,090	354,416	785,389	974,573

Operating expenses:
Software development costs	106,642	101,873	315,534	310,918
Selling, general and administrative	655,904	891,282	2,744,695	2,735,480
Advertising and marketing	49,199	92,891	190,434	337,277
Depreciation and amortization	1,235	2,536	4,735	13,947
Total operating expenses	812,980	1,088,582	3,255,398	3,397,622

Operating loss	(438,890)	(734,166)	(2,470,009)	(2,423,049)

Other (income) expense:
Interest expense	55,172	58	102,318	225
Financing costs	242,529	46,609	335,254	69,621
Amortization of debt issuance costs	78,016	-	162,974	-
Loss on disposition of assets	-	-	-	29,940
Gain on settlement of assets and liabilities	(93,000)	-	(93,000)	-
Other income	(1,000)	-	(158,546)	(348)
Total other (income) expense	281,717	46,667	349,000	99,438

Loss before income taxes	(720,607)	(780,833)	(2,819,009)	(2,522,487)

Income Taxes	-	-	-	-

Net loss	$(720,607)	$(780,833)	$(2,819,009)	$(2,522,487)

Weighted average number of common shares outstanding - basic and diluted	3,783,640	3,517,838	3,656,460	3,323,806

Net loss per share - basic and diluted	$(0.19)	$(0.22)	$(0.77)	$(0.76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

			Series A		Series B				Common		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Treasury	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Stock	Capital	Deficit	Total

Balances, December 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,223,015	$3,223	$-	$(27,650)	$26,802,808	$(19,484,891)	$7,296,760

Stock based compensation	-	-	-	-	-	-	3,120	3	-	-	114,663	-	114,666

Net loss	-	-	-	-	-	-	-	-	-	-	-	(863,711)	(863,711)

Balances, March 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,226,135	$3,226	$-	$(27,650)	$26,917,471	$(20,348,602)	$6,547,715

Stock based compensation	-	-	-	-	-	-	-	-	-	-	104,666	-	104,666

Retirement of treasury stock	-	-	-	-	-	-	(10,607)	(11)	-	27,650	(27,639)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(877,943)	(877,943)

Balances, June 30, 2024	-	$-	3,269,998	$3,270	-	$-	3,215,528	$3,215	$-	$-	$26,994,498	$(21,226,545)	$5,774,438

Stock based compensation	-	-	-	-	-	-	-	-	-	-	81,737	-	81,737

Issuance of stock for cash	-	-	-	-	-	-	312,500	313	-	-	1,199,687	-	1,200,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(780,833)	(780,833)

Balances, September 30, 2024	-	$-	3,269,998	$3,270	-	$-	3,528,028	$3,528	$-	$-	$28,275,922	$(22,007,378)	$6,275,342

Balances, December 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,538,038	$3,538	$-	$-	$28,343,505	$(22,956,118)	$5,394,195

Stock based compensation	-	-	-	-	-	-	46,787	47	-	-	53,120	-	53,167

Shares issued for cashless exercise of options	-	-	-	-	-	-	3,049	3	-	-	(3)	-	-

Shares issued for financing costs	-	-	-	-	-	-	15,000	15	-	-	49,635	-	49,650

Net loss	-	-	-	-	-	-	-	-	-	-	-	(829,133)	(829,133)

Balances, March 31, 2025	-	$-	3,269,998	$3,270	-	$-	3,602,874	$3,603	$-	$-	$28,446,257	$(23,785,251)	$4,667,879

Stock based compensation	-	-	-	-	-	-	40,000	40	-	-	186,427	-	186,467

Shares issued for cashless exercise of options	-	-	-	-	-	-	4,600	4	-	-	(4)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,269,269)	(1,269,269)

Balances, June 30, 2025	-	$-	3,269,998	$3,270	-	$-	3,647,474	$3,647	$-	$-	$28,632,680	$(25,054,520)	$3,585,077

Issuance of shares to treasury	-	-	-	-	-	-	39,724	40	-	(40)	-	-	-

Issuance of stock for cash	-	-	-	-	-	-	160,276	160	-	-	1,036,510	-	1,036,670

Shares issued for cashless exercise of options	-	-	-	-	-	-	2,961	2	-	-	(2)	-	-

Shares issued for the conversion of senior secured convertible debenture	-	-	-	-	-	-	111,658	113	-	-	609,537	-	609,650

Stock based compensation	-	-	-	-	-	-	-	-	-	-	273,355	-	273,355

Net loss	-	-	-	-	-	-	-	-	-	-	-	(720,607)	(720,607)

Balances, September 30, 2025	-	$-	3,269,998	$3,270	-	$-	3,962,093	$3,962	$-	$(40)	$30,552,080	$(25,775,127)	$4,784,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackboxstocks Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	For the nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,819,009)	$(2,522,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,735	13,947
Amortization of debt issuance costs	162,974	-
Financing costs	335,254	69,621
Shares issued for financing costs	49,650	-
Stock based compensation	279,989	301,069
Loss on disposition of assets	-	29,940
Right of use lease	1,138	(1,854)
Investment income	-	(348)
Gain on settlement of other liabilities and note receivable	(93,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,458)	14,413
Other receivable	-	475,000
Prepaid expenses and other current assets	790	(16,087)
Accounts payable	(77,686)	468,893
Accrued interest	75,712	-
Unearned subscriptions	(412,653)	(556,460)
Advances payable	(50,000)
Advances payable, related party	(101,189)
Other liabilities	-	1,043,000
Net cash used in operating activities	(2,649,753)	(681,353)

Cash flows from investing activities:
Purchase of marketable securities	-	(9,273)
Sale of marketable securities	-	12,576
Issuance of note receivable	-	(1,100,000)
Net cash provided by investing activities	-	(1,096,697)

Cash flows from financing activities:
Proceeds from issuances of stock	1,036,670	-
Proceeds from issuance of notes payable	1,990,000	1,200,000
Proceeds from merchant cash advance	-	297,750
Principal payments on notes payable	(10,592)	(21,740)
Payments on merchant cash advance	(290,175)	(109,736)
Net cash provided by (used in) financing activities	2,725,903	1,366,274

Net increase (decrease) in cash	$76,150	$(411,776)
Cash - beginning of period	17,036	472,697
Cash - end of period	$93,186	$60,921

Supplemental disclosures:
Interest paid	$1,590	$224
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Discount on note payable	$60,000	$-
Discount on note payable from fees payable	$195,435	$-
Fees payable settled through convertible note payable	$164,000	$-
Note payable issued for settlement of other liabilities and note receivable	$100,000	$-
Issuance of stock for settlement of senior secured convertible debenture	$609,650	$-
Retirement of treasury stock	$-	$27,650

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

Going Concern. The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2024, the Company incurred an operating loss of $3,309,064 and a net loss of $3,471,227. For the nine months ended September 30, 2025, the Company incurred an operating loss of $2,470,009 and a net loss of $2,819,009. Cash flows used in operations totaled $2,819,753 for the nine months ended September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In addition, the Company entered into a Securities Purchase Agreement with Five Narrow Lane LP, on January 17, 2025 (which was later amended on January 27, 2025, pursuant to which the Company agreed to issue, and Five Narrow Lane LP agreed to purchase a debenture (the “Purchase Agreement”). The Purchase Agreement provides for financing of up to an aggregate principal amount $2,300,000 of which $2,050,000 was received during the period ended September 30, 2025. There can be no assurance that the merger with REalloys will be completed and the related financing will be received.

The Company has historically been able to raise capital in order to fund its operations and on January 31, 2025, the Company filed a registration statement on Form S-3 for the sale of up to $50,000,000 of securities. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75,000,000. On July 1, 2025 the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time to time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock having an aggregate offering price of up to $5,795,000. Sales of the shares are to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As sales agent, Alexander Capital will offer the shares at prevailing market prices and use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the shares requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. As of October 15, 2025, the Company has raised gross proceeds of $1,445,712 under the ATM Agreement from the sale of 191,644 shares of its common stock. See Note 3.

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

The Company had total potential additional dilutive securities outstanding at September 30, 2025, as follows.

Series A Convertible Preferred Shares	3,269,998
Conversion rate	0.2
Common shares after conversion	654,000
Option shares	132,625
Warrant shares	114,198
Senior Secured Debentures	$1,440,350
Conversion rate	$5.46
Shares	263,800
Convertible note	$164,000
Conversion rate	$5.46
Shares	30,036

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

Prior to the Termination Agreement, Evtec provided $1,293,000 of financial support to the Company. On August 13, 2025, the Company and Evtec entered into a settlement agreement whereby Evtec and the Company cancelled the $1,150,000 note due by Evtec and the $1,293,000 advance due by the Company in return for a $100,000 note from Blackbox.io to Evtec due on July 1, 2026. The Company recorded a gain of $93,000 on the settlement agreement.

3. Stockholders’ Equity

During the nine months ended September 30, 2025, the Company issued 30,000 shares of common stock valued at $104,300 for consulting services.

During the nine months ended September 30, 2025, the Company issued 15,000 shares of common stock valued at $49,650 for financing costs.

During the nine months ended September 30, 2025, the Company issued 10,610 shares of common stock for the cashless exercise of options.

On July 1, 2025 the Company entered into an At-The-Market Issuance Sales Agreement with Alexander Capital, L.P.. Pursuant to the ATM Agreement, the Company may from time to time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock having an aggregate offering price of up to $5,795,000. Sales of the shares are to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. As sales agent, Alexander Capital will offer the shares at prevailing market prices and use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the shares requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. As of September 30, 2025, the Company has raised gross proceeds of $1,120,795 from the ATM from the sale of 160,276 shares of its common stock and incurred $83,824 in expenses including fees of Alexander Capital and legal fees.

Warrants

During the period ended September 30, 2025, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate of 3.96%, expected volatility of 150% based on the volatility of the Company’s common stock, exercise price of $5.46, and terms of 5 years.

During the period ended September 30, 2025, the Company issued a warrant for 33,700 shares with an exercise price of $5.46 and a term of 5 years to its placement agent in connection with the issuance of the Senior Secured Debenture (See Note 3). The warrant was valued at $233,010 and vested at issuance.

4. Incentive Stock Plan

During the period ended September 30, 2025, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate of 4.43%, expected volatility of 153% based on the volatility of the Company’s common stock, exercise price of $3.46, and terms of 10 years.

During the period ended September 30, 2025, 46,787 shares of restricted common stock valued at $161,430 were granted. The restricted common stock shares vest in equal amounts on March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025.

During the period ended September 30, 2025, 10,000 shares of restricted common stock valued at $29,000 were granted. The restricted common stock vested at issuance.

Blackboxstocks Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the Company’s options as of September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2024	144,125	$9.09	7.35
Issued	15,000	$3.46	10.00
Forfeited	-	$-	-
Exercised	(26,500)	$3.65	8.50
Options as of September 30, 2025	132,625	$9.54	6.70

At September 30, 2025, options to purchase 128,875 shares of common stock were vested and options to purchase 3,750 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $12,800 as they vest.

5. Related Party Transactions

During the nine months ended September 30, 2025, Mr. Kepler advanced the Company $360,000 and the Company repaid Mr. Kepler $436,209. At September 30, 2025, and December 31, 2024, advances totaling approximately $0 and $101,000, respectively, remained due to Mr. Kepler.

6. Debt

Senior Secured Debenture

The Company entered into a Securities Purchase Agreement dated with Five Narrow Lane LP (“FNL”), on January 17, 2025 which was later amended on January 27, 2025 (the “FNL Purchase Agreement”), pursuant to which the Company agreed to issue, and FNL agreed to purchase, a debenture (defined therein as the “Additional Debenture”). The FNL Purchase Agreement provides for financing of up to an aggregate principal amount of $2,300,000 of which $2,050,000 has been received. In addition, pursuant to the terms of the Additional Debenture, upon consummation of the Merger with REalloys, the Company shall, at its option, either (i) pay FNL in cash the entire principal amount of the Additional Debenture then outstanding, together with all accrued and unpaid interest thereon, the exit fee and any other amounts due thereunder, or (ii) issue to FNL such number of shares of Series C Convertible Preferred Stock, par value $0.001 per share, to be established by the Company upon closing of the Merger (the “Series C Stock”) for aggregate stated value equal to (x) 3.0 multiplied by (y) the entire principal amount of the Additional Debenture then outstanding, together with all accrued and unpaid interest thereon, the exit fee and other amounts due thereunder. The Company has filed a registration statement (the “Resale Registration Statement”) with the SEC registering the resale of common stock underlying the Additional Debenture (the “Resale Securities”) which was declared effective by the SEC on May 5, 2025. Prior to the consummation of the Merger, the Additional Debenture is convertible into common stock at a conversion price of $5.46 per share. As of September 30, 2025, FNL had converted $609,650 of the Additional Debenture into 111,658 shares of common stock. See Note 8.

The Company incurred issuance costs of approximately $255,000 related to the Additional Debenture, which are being amortized over the life of the Additional Debenture.

The Additional Debenture is secured by substantially all of the assets of the Company, including its wholly owned subsidiary, and contains customary negative and affirmative covenants. The Company was in compliance with these covenants at September 30, 2025. The Additional Debenture matures on the earlier of January 17, 2026, or the date on which the Merger with REalloys is completed.

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

In connection with the sale of the Additional Debenture to FNL, the Company incurred issuance costs of $164,000 payable to Palladium Capital Group (“Palladium”), the placement agent. The Company issued Palladium a 7% convertible note payable to settle the issuance costs. The convertible note has a present conversion price $5.46 per share of common stock and matures on the earlier of January 17, 2026, or the effective date of the Merger with REalloys.

Note Payable

On August 13, 2025, the Company and Evtec entered into a settlement agreement whereby Evtec and the Company cancelled the $1,150,000 note due by Evtec and the $1,293,000 advance due by the Company to Evtec in return for a $100,000 note from Blackbox.io to Evtec due on July 1, 2026. The Note is unsecured and bears interest at 10% per annun.

Blackboxstocks Inc.
Notes to Condensed Consolidated Financial Statements

Merchant Cash Advances

During February 2025, the Company’s September 27, 2024 merchant cash advance was amended to reduce the weekly payments. Under the amended agreement, the merchant cash advance was to be repaid through eight weekly payments of $1,214, two weekly payments of $4,585, and eight weekly payments of $3,643.

During February 2025, the Company’s October 31, 2024 merchant cash advance was amended to reduce the weekly payments. Under the amended agreement, the merchant cash advance was to be repaid through eight weekly payments of $2,040, seven weekly payments of $8,160, and eight weekly payments of $36,120.

The Company issued 15,000 shares of common stock with a value of $49,650 in consideration for amending the two merchant cash advances. The amendments of the cash advances were accounted for as a debt extinguishment and reissuance in accordance with ASC 470-50-40-10.

As of September 30, 2025, the merchant cash advances had been fully repaid.

7. Commitments and Contingencies

Merger Agreement

On March 10, 2025 the Company entered into its Merger Agreement with RABLBX Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of the Company and REalloys. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys will merge with and into Merger Sub, Merger Sub will cease to exist and REalloys will become a wholly-owned subsidiary of the Company. At the Closing of the Merger, the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an Exchange Ratio formula in the Merger Agreement or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate Company Common Stock of the Company, par value $0.001 and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration newly issued shares of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common and preferred stock of the Company. Closing of the Merger is subject to various customary closing conditions including but not limited to the SEC declaring the registration statement effective, approval of REalloys initial listing application by Nasdaq, and stockholder approval. The Merger will be accounted for as a reverse merger with REalloys being the accounting acquiror.

On July 1, 2025, the Company, Merger Sub and REalloys entered into a First Amendment to Agreement and Plan of Merger (the “First Amendment”) in order to reflect Blackboxstocks’ intent to conduct an at-the-market offering of its common stock, pursuant to which up to 250,000 shares of Blackboxstocks common stock may be sold and issued without affecting the calculation of Company Merger Shares (as defined in the Merger Agreement) to be issued in the Merger. Specifically, the First Amendment provides that:

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

Blackboxstocks Inc.
Notes to Condensed Consolidated Financial Statements

On August 22, 2025, the Company, Merger Sub and REalloys entered into a Second Amendment to Agreement and Plan of Merger (the “Second Amendment”) in order to delete and restate in its entirety the definition of “Permitted Transfer” in the CVR Agreement, which is attached as Exhibit E to the Merger Agreement, as follows:

●

“Permitted Transfer” means (i) the transfer of any or all of the CVRs (upon the death of the Holder) by will or intestacy; (ii) transfer by instrument to an inter vivos or testamentary trust in which the CVRs are to be passed to beneficiaries upon the death of the trustee; (iii) transfers made pursuant to a court order of a court of competent jurisdiction (such as in connection with divorce, bankruptcy or liquidation); (iv) a transfer made by operation of law (including a consolidation or merger); (v) a transfer from a participant’s account in a tax-qualified employee benefit plan to the participant or to such participant’s account in a different tax-qualified employee benefit plan or to a tax-qualified individual retirement account for the benefit of such participant; (vi) a transfer from a participant in a tax-qualified employee benefit plan, who received the CVRs from such participant’s account in such tax-qualified employee benefit plan, to such participant’s account in a different tax-qualified employee benefit plan or to a tax-qualified individual retirement account for the benefit of such participant; or (vii) in the case of CVRs held in book-entry form or other similar nominee form, from a nominee to a beneficial owner (and, if applicable, through an intermediary) or from such nominee to another nominee for the same beneficial owner, in each case as allowable by DTC.

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

Legal

From time to time in the normal course of business, the Company may be party to lawsuits or other claims. No such matters are expected to have a material impact on the Company’s financial position or results of operations.

8. Subsequent Event

Between October 1, 2025 and October 15, 2025, FNL converted an additional $ 982,800 of the Additional Debenture into 180,000 shares of common stock. FNL has converted a total of $1,592,450 of the $2,050,000 Additional Debenture of into common stock.

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

We launched the Blackbox System web application for domestic use and made it available to subscribers in September 2016. Subscriptions for the use of the Blackbox System web application are currently sold on a monthly and/or annual subscription basis to individual consumers through our website at https://blackboxstocks.com.

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

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the nine months ended September 30, 2025, the Company incurred an operating loss of $2,470,009 and a net loss of $2,819,009. In addition, for the year ended December 31, 2024, the Company incurred an operating loss of $3,309,064 and a net loss of $3,471,227. Cash flows used in operations were $2,649,753 for the nine months ended September 30, 2025, and $705,725 for the year ended December 31, 2024. The Company had cash of $93,186 as of September 30, 2025.These conditions raise substantial doubt about the Company’s ability to continue as a going concern. On March 10, 2025, the Company entered into a Merger Agreement with RABLBX Merger Sub Inc., a Nevada Corporation, and wholly owned subsidiary of the Company (“Merger Sub”) and REalloys. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys is expected to merge with and into Merger Sub, at which time Merger Sub will cease to exist and REalloys is expected to become a wholly-owned subsidiary of the Company. At the Closing of the Merger, the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an Exchange Ratio formula in the Merger Agreement or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate Company Common Stock and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration common and convertible preferred stock of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common stock of the Company. The Company believes that REalloys will be able to raise substantial capital and REalloys has completed a financing that will provide $5,000,000 upon completion of the Merger. Closing of the Merger is subject to various customary closing conditions including but not limited to the SEC declaring the registration statement effective, approval of REalloys initial listing application by Nasdaq, and stockholder approval.

In addition, the Company entered into a Securities Purchase Agreement dated with Five Narrow Lane LP (“FNL”), on January 17, 2025 (which was later amended on January 27, 2025 pursuant to which the Company agreed to issue, and FNL agreed to purchase debentures (the “FNL Purchase Agreement”). The FNL Purchase Agreement provides for financing of up to an aggregate principal amount of $2,300,000 of convertible debentures of which $2,050,000 has been received. An additional $250,000 is expected to be funded when the Merger Registration Statement is declared effective by the SEC. There can be no assurance that the Merger with REalloys will be completed and the related financing will be received.

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

On July 1, 2025 the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time to time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock having an aggregate offering price of up to $5,795,000. Sales of the shares are to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As sales agent, Alexander Capital will offer the shares at prevailing market prices and will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the Shares requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. As of October 15, 2025, the Company has raised gross proceeds of $1,445,712 from the ATM Agreement.

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

Liquidity and Capital Resources

At September 30, 2025, we had cash totaling $93,186 as compared to cash totaling $17,036 at December 31, 2024. Our cash flows used in operations were $2,649,753 for the nine months ended September 30, 2025, as compared to $381,353 for the nine months ended September 30, 2024. 2024 cash flows from operations included $1,518,000 in cash flows from financial support provided by Evtec Aluminium Limited (“Evtec”) in connection with the transaction contemplated by our Share Exchange Agreement which was terminated in January 2025.

Net cash used in investing activities was $0 and $1,096,697 for the nine months ended September 30, 2025 and 2024 respectively. Investing cash flows for the 2024 period included $1,100,000 for the issuance of a convertible note to Evtec. We do not expect investing activities to require significant capital in the next twelve months.

Net cash provided by financing activities was $2,725,903 for the nine months ended September 30, 2025, as compared to $1,366,274 for the prior year period. The 2025 financing activity cash flow was primarily due to proceeds from the sale and issuance of our Additional Debenture to FNL in the amount of $2,050,000 and issuances under our ATM Agreement resulting in proceeds of $1,036,645 after deducting transaction costs which were partially offset by payments made on merchant cash advances. As noted above, the Company expects one additional funding from FNL remaining in the amount of $250,000 which is due upon the SEC declaring the Merger consideration registration statement on form S-4 effective. Under the terms of the FNL Purchase Agreement, we may have to utilize up to 50% of the proceeds from any sale of securities under  our shelf Registration Statement on Form S-3 to repay the outstanding Additional Debenture held by FNL .Pursuant to the Company’s ATM Agreement, it is able to sell up to $5,795,000 of the Company’s common stock of which $1,445,712 has been sold as of October 15, 2025.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025, our revenue was $696,995, as compared to $647,842, for the three months ended September 30, 2024. The increase in revenue of $49,153 or 7.6% was due to additional revenue generated from the Company’s educational classes. Average subscribers for the three months ended September 30, 2025, was 2,876 as compared to 2,940 for the prior year period. Average monthly revenue per subscriber was $74.68 for the three months ended September 30, 2025, as compared to $73.34 in the prior year period.

Cost of revenues for the three months ended September 30, 2025, and 2024 were $322,905 and $293,426, resulting in gross margins of 53.7% and 54.7%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators.

For the three months ended September 30, 2025, operating expenses were $812,980 as compared to $1,088,582 for the same period in 2024, a decrease of $275,602 or 25.3%. Software development costs increased only slightly in the current period to $106,642. Selling, general and administrative expenses decreased from $891,282 for the three months ended September 30, 2024, to $655,904 for the three months ended September 30, 2025. The decrease of $235,378 was primarily driven by lower professional fees and lower stock based compensation in the 2025 period. Advertising and marketing expenses decreased by $43,642 or 47.0% to $49,911 for the three months ended September 30, 2025 from the 2024 period. The Company reduced its advertising expenses as it rolled out new pricing tiers for its products in late September. Instead of offering a single product for either monthly or annual subscriptions, the Company provides subscriptions for Options Basic, Options Plus, Equities Plus or Equities and Options Premium on either a monthly or annual subscription. Pricing for monthly subscriptions range from $59 for Options Basic to $149 for Equities and Options Premium. Annual subscriptions range from $566 to $1,430. Advertising expense is expected to increase in the fourth quarter due to holiday promotions. The Company may incur additional marketing expense in connection with its educational products the during the balance of 2025.

Our loss from operations for the three months ended September 30, 2025, was $438,890 as compared to a loss from operations of $734,166 for the prior year period. The $275,602 decrease in the operating loss was primarily due to lower operating expenses as described above.

Other income and expense included $55,172 in interest expense primarily related to the FNL debenture issued in 2025 as well as amortization of debt issuance costs of $78,016 related to the FNL debenture and financing costs of $242,529. The Company also recorded a one time gain of $93,000 related to the settlement of the Evtec note and advances. Other income and expense for the quarter ended September 30, 2024 was $46,667 and consisted primarily of financing costs related to merchant cash advances.

Comparison of Nine months ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, our revenue was $1,802,856 as compared to $1,981,874, for the nine months ended September 30, 2024. The decline in revenue of $179,118 or 9.0% was due to fewer subscribers in the current year as well as slightly lower revenue per subscriber. Average subscribers for the nine months ended September 30, 2025, was 2,759 as compared to 2,975 for the prior year period. Average monthly revenue per subscriber was $69.48 for the nine months ended September 30, 2025, as compared to $73.93 in the prior year period. The lower average revenue per subscriber was driven by promotional offerings of $29.97 per month offered earlier in 2025.

Cost of revenues for the nine months ended September 30, 2025 and 2024 were $1,017,467 and $1,007,401, resulting in gross margins of 43.6% and 49.2%, respectively. The primary components of cost of revenues include costs related to data and news feed expenses for exchange information which comprise the majority of the costs, as well as the costs for program moderators. The decrease in the gross profit margin was driven by lower absorption of fixed costs and lower average revenue per subscriber.

For the nine months ended September 30, 2025, operating expenses were $3,255,398 as compared to $3,397,622 for the same period in 2024, a decrease of $142,224 or 4.2%. Software development costs of $315,534 for the nine months ended September 30, 2025 were approximately the same as the prior year. Selling, general and administrative were $2,744,695 for the nine months ended September 30, 2025, as compared to $2,735,480 for the nine months ended September 30, 2024. Advertising and marketing expenses decreased by $146,853 or 43.5% from $337,227 for the nine months ended September 30, 2024, to $190,434 for the nine months ended September 30, 2025, as the Company continues to reposition its marketing strategy including the introduction of new pricing tiers as described above. The Company may incur additional marketing expense in connection with its educational products the during the balance of 2025.

Our loss from operations for the nine months ended September 30, 2025, was $2,470,009 as compared to a loss from operations of $2,423,049 for the prior year period. The increase in the loss from operations of $46,960 was due to lower gross profits which were largely offset by lower operating expenses as discussed above.

Other income and expense for the nine months ended September 30, 2025 was $349,000. Interest and amortization of debt issuance costs relating primarily to the debentures totaling $265,292 and other financing costs of $335,254 were partially offset by other income relating to employee retention credits of $158,546 and a gain from the settlement of the Evtec note and advance of $93,000. Other expenses for the nine months ended September 30, 2024 consisted primarily of financing costs related to merchant cash advances of 69,621 and a loss on disposition of assets of $29,940.

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

The following table sets forth a reconciliation of net loss to EBITDA:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(720,607)	$(780,833)	$(2,819,009)	$(2,522,487)
Adjustments:
Interest expense (income)	55,172	58	102,318	(123)
Amortization of debt issuance costs	78,016	-	162,974	-
Other depreciation and amortization expense	1,235	2,536	4,735	13,947
Financing costs	242,254	46,609	335,254	69,621
Stock based compensation	40,355	81,737	279,989	301,069
Total adjustments	$510,032	$130,940	$885,270	$384,514
EBITDA	$(210,575)	$(649,893)	$(1,933,739)	$(2,137,973)

Off Balance Sheet Arrangements

As of September 30, 2025, we did not have any material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer, and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2025, were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 21, 2025 for the year ended December 31, 2024, as supplemented by the "Risk Factors" sections in our registration statement on Form S-4 filed with the SEC on April 14, 2025, as amended on June 3, 2025, July 2, 2025, August 25, 2025 and October 2, 2025, our registration statements on Form S-3 filed with the SEC on January 31, 2025 and April 15, 2025 (as amended on May 1, 2025), and the information contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2024 and the registration statements, as amended, are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangement

On September 15, 2025, Gust Kepler, a member of the Company’s board of directors and the Company’s President and Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of an aggregate of up to 250,000 shares of the Company’s common stock, which represents a portion of Mr. Kepler’s total holdings of common stock in the Company. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The first date that sales of any shares are permitted to be sold under the trading arrangement is the later of (i) the 91st day after the Adoption Date of September 15, 2025 or (ii) the earlier of (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the trading arrangement is adopted or (b) the 121st day after the Adoption Date of September 15, 2025. Subsequent sales under the trading arrangement may occur from time to time for the term of the trading arrangement which expires September 15, 2026, or earlier if all transactions under the trading arrangement are completed prior to such date or if the trading arrangement is otherwise terminated.

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

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2020).

10.1	First Amendment to Agreement and Plan of Merger, dated July 1, 2025, by and among Blackboxstocks Inc., RABLBX Merger Sub, Inc., and REalloys Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025).
10.2	At-The-Market Issuance Sales Agreement, dated as of July 1, 2025, between Blackboxstocks Inc. and Alexander Capital, L.P. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025).
10.3	Second Amendment to Agreement and Plan of Merger, dated August 22, 2025, by and among Blackboxstocks Inc., RABLBX Merger Sub, Inc., and REalloys Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*          Filed herewith.

**       Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 16, 2025	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Robert Winspear
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