Form 10-K
period 2025-12-31
BLACKBOXSTOCKS INC.
filed 2026-02-23
CIK 1567900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-41051

BLACKBOXSTOCKS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5430 LBJ Freeway Suite 1485, Dallas Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 726-9203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BLBX	The NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (2,679,089 shares of common stock) as of June 30, 2025 was $15,779,834 (computed by reference to the price at which the common equity was last sold ($5.89) as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

As of February 19, 2026 4,480,437 shares of common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENTS

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “Blackbox” “Blackboxstocks” or the “Company” refers to Blackboxstocks Inc., a Nevada corporation.

“Blackboxstocks,” the Blackboxstocks design logo and the trademark or service marks of Blackboxstocks appearing in this Report are the property of Blackbox.io Inc., the Company’s wholly owned operating subsidiary (“Blackbox.io” or “Blackbox Operating”). Trade names, trademarks and service marks of other companies that may appear in this report are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Report.

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

Overview

Blackbox has developed a financial technology and social media hybrid platform offering real-time proprietary analytics and news for stock and options traders of all levels combined with a social media element and educational materials. Our web-based platform and native iOS and Android applications (the “Blackbox System”) employ “predictive technology” enhanced by artificial intelligence to find volatility and unusual market activity that may result in the rapid change in the price of a stock or option. We continuously scan the New York Stock Exchange (“NYSE”), NASDAQ, Chicago Board Options Exchange (the “CBOE”) and other options markets, analyzing over 10,000 stocks and over 1,500,000 options contracts multiple times per second. We provide our subscribing members with a fully interactive audio and text based social media platform that is integrated into our dashboard, enabling our members to exchange information and ideas quickly and efficiently through a common network. We believe that the Blackbox System is a disruptive financial technology platform that uniquely integrates proprietary analytics with a community supported by a broadcast enabled social media system which connects traders of all kinds worldwide on an intuitive and user-friendly platform.

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

We employ a subscription-based Software as a Service (“SaaS”) business model and maintain a growing base of members that spans over 40 countries. We currently offer monthly subscriptions to our platform for between $59 and $149 per month and annual subscriptions for between $566 and $1,430 per year.

Blackbox Mission

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

Revenue Model

We generate revenue from a software as a service (or SaaS) model whereby members pay either an annual or monthly fee for a subscription to our platform. We have recently changed our pricing model to a tiered pricing platform that is comprised four different products with either monthly or annual subscriptions.

Options Basic	Options Plus	Equities Plus	Equities and Options Premium
$59 monthly $566.40 annual	$79 per monthly $758.40 annual	$89 monthly $854.40 annual	$149 per month $1,430,.40 annual

Real-time Options Flow

Algo-based Options Alerts

Institutional-grade Charting

Daily Options OI changes

Options Volume Ratio Scanner

Options Heatmap

Bullish / Bearish Options Flow

Most Active Calls & Puts

Real-time News

Analyst Ratings

Watch List

Education Program

BlackBox Mobile App

Everything in Basic PLUS

Dark Pool Data (real-time & historical)

Dark Pool Volume Profile Chart Study

Multiple Live Options Trading Rooms

Team Trades with Entries & Exits

Real-time Net Options Delta and Gamma Exposure

Exclusive Chart Studies

GoNoGo Trend Study

Historical Options Flow Data

Historical Options Volume, OI, & Volatility Dashboards

Premarket, Post Market, & Market Scanners

Volume Ratio Scanner

Customizable Alert Notifications and Alert Stream

Dynamic Discord Community

Downloadable Data

Real-time Stock Data & Algo scanners

Volatility Indicator (Level 2 driven)

Volume Ratio Scanner

Premarket, Post Market, & Market Scanner

Top Gainers & Top Decliners

Dark Pool Data (real-time and historical)

Dark Pool Volume Profile Chart Study

Live Stock and Options Trading Rooms

Team Trades with Entries & Exits

Exclusive Chart Studies

Real-time News, Analyst Ratings, & Watch List

Education Program

BlackBox Mobile App

Dynamic Discord Community

Everything in Options Plus

Everything in Equities Plus

Algo-based Stock and Options Alerts

Live Stock and Options Trading Rooms

Team Trades with Entries and Exits

Dark Pool Data (real-time and historical)

Institutional-grade Charting with Exclusive Chart Studies

Real-time News, Analyst Ratings, & Watch List

Historical Stock and Options Data

Education Program

BlackBox Mobile App

Real-Time Market Volatility Scanner

Dynamic Discord Community

Downloadable Data

Monthly subscriptions are currently priced between $59 and $149 per month and annual subscriptions are currently priced at between $566.40 and $1,430.40. We occasionally offer gift cards and promotional discounts on our subscriptions.

In March of 2025, we initiated a program to expand our product offerings through educational courses targeted to not only current Blackbox members but also non-members including former members. Courses are offered as either free webinars or as paid courses and consist of a series of classes on a specific topic regarding trading in equities or options markets. Free webinars are designed to attract potential members by providing them with introductions to trading strategies at no cost. We believe that members who participate in our educational offerings are more likely to be successful traders and therefore more likely to be longer term members. We offer these paid courses for both members and non-members. These classes are expected to be offered to various level of traders (from novice to experienced) of either stocks or options and will become a significant additional revenue stream

We also intend to provide products for professional traders and institutions including customs trading solutions and application program interface API access to our data. We have not historically focused on non-retail traders but we believe that we can offer professional traders unique tools driven from the Blackbox System. Although the professional market may be more difficult to penetrate, we believe that it will support high margins and greater stability.

Development of the Blackbox System

The Blackbox System was launched and made available for use to subscribing customers worldwide in September 2016. The initial product was a web-based platform focused on providing proprietary analytics and broadcast enabled social media for our community of members. In 2022, we launched full-featured native iOS and Android applications. Our product offering is comprised of three key elements: stock and options trading analytics, social media interaction, and educational programs and resources.

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

Standard Features

(Including but not limited to)

●	Real Time NYSE/NASDAQ Market Data
●	Real Time OPRA Options Trade Data
●	Real Time Streaming Market News Feed
●	Symbol Specific News
●	Options News and Upgrades/Downgrades
●	Institutional Grade Charts
●	Multi-Chart Capability
●	Earnings and Dividend Dates
●	Daily Advancers / Decliners Scanner
●	User-specific Watch List

Proprietary and Advanced Features

(Including but not limited to)

●	Real Time Algorithm Driven Stock & Options Alerts
●	User Defined Symbol Specific Alert Criteria
●	Options Flow Scanner / Heatmap
●	Pre-Configured Pre/Post Market Scanners
●	Stock and Option Volume Ratio Scanner
●	Volatility Indicator

●	Dark Pool Analysis
●	Insider Buying Analysis
●	Gamma Exposure
●	FINRA Short Interest Analysis
●	Net Options Delta and Dollar Flow
●	Feature Rich Text- and Audio-based Social Media Components

Recent Developments:

●	Created a new Blackbox Academy educational offering
●	Migrated billing and subscription management to Stripe
●	Create additional product tiers for Options, Equities, and a combined Premium product
●	Made improvements and enhancements for our Discord integration
●	Added additional security features and throttling of data access
●	Added new intra-day rapid decline alert type
●	Added new custom studies
●	Migrated all mobile apps to a more modern framework and devops platform

The Blackbox System includes several proprietary and advanced studies to help both options and stock traders. These studies encompass advanced data tools with real time data that are easy for traders of all levels to use.

Dark Pool Analysis: we added dark pool trades on our charting system that updates in real time. Dark Pools are privately organized financial forums or exchanges for securities trading. Using our system, traders can easily see levels where large institutions or funds are trading. The Dark Pool Volume Profile is an indicator that visually displays a Dark Pool transaction directly onto the chart. The Volume Profile bar is overlayed at the price level at which the Dark Pool transaction is executed. The length of the volume profile is a visual representation of the share size of the dark pool transaction. The Dark Pool Volume Profile will also display historical activity when you change the time frame.

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

Net Options Delta and Dollar Flow: This Blackbox proprietary study shows you the daily Net Options Delta (NOD) on a ticker. The delta of a net options position is the ratio of the change in the value of the position to the change in the price of the underlying asset. In other words, it is a measure of how much the value of the options position will change for a small change in the price of the underlying asset. Every single option trade is calculated in real time and the NOD of the stock is updated. This is further broken down into Put and Call NOD. Options dollar flow is a metric that measures the net flow of money into or out of options contracts. It is calculated by taking the difference between the total premium paid for call options and the total premium paid for put options. Positive dollar flow indicates a bullish sentiment, and a negative dollar flow indicates a bearish sentiment. This proprietary Blackbox study breaks down the dollar flow into three expiration time frames from near term, monthly and total.

0DTE Studies: We enabled options zero days to expire (0DTE) capabilities to many of our custom studies. This allows our users to take advantage of reporting on options that expire each day instead of the traditional monthly expiration.

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

Education

We offer all members access to a curriculum of classes and orientations, and live market sessions. Many of our education programs are free to our members. Our curriculum includes classes for beginner, intermediate, and advanced-level traders. We believe education is vital to increasing the probability of our members long-term success in the markets. We have many regularly calendared live webinars, Q&A sessions, as well as recorded classes. The educators of these classes often specialize in specific market sectors or trading strategies. Classes and webinar events offered to our members include but are not limited to:

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

Blackbox Academy

In addition to our free curriculum, we added a new program - Blackbox Academy. Blackbox Academy offers several courses on trading and market related topics to our existing members as well as the general trading public as well. These courses are offered for fees that currently range between $197 and $497. Courses offered during 2025 included:

Smart Money Blueprint

Mastering Day Trading Foundations

Mastering Options Flow

Mastering Trading Psychology and Emotions

We expect to continue to add courses and expand the reach of Blackbox Academy as it matures. In addition to providing educational resources to traders which we believe is critical to their success, we anticipate that having the course available to non-members will generate opportunities for Blackbox to market to traders in a new manner while providing an additional revenue stream.

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

Recent Technology and Development Initiatives

We continually upgrade our platform to provide the best user experience and maximum value for our members. Many of the new features or improvements to our existing features are suggested by our members. Much of our platform is community curated and we take pride in collaborating with and implementing the suggestions from our members that use our system every day. Our development efforts in 2024 and 2025 were largely focused on enhancing core parts of our applications and fine-tuning the overall architecture to improve cost efficiencies, eliminate remaining technical debt, and provide our members with a more stable, scalable, and performant system

Development of Native Applications for iOS and Android

We currently have fully-featured native applications for iOS and Android devices. We believe that our mobile applications provide our members additional flexibility in their ability to access our platform when away from a desktop computer.

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

New Products

We intend to leverage our existing financial technology platform and data resources for the creation of new and unique products to serve our existing subscribers and address a broader market. We currently have a vast array of derived data that we believe will be extremely useful to self-directed investors as well the day traders and swing traders that we currently cater to. We believe the self-directed investor demographic is significantly larger than that of day traders and swing traders and presents an enormous opportunity for our growth.

Blackbox Academy

In addition to our free curriculum, we added a new program - Blackbox Academy. Blackbox Academy offers several courses on trading and market related topics to our existing members as well as general trading public as well. These courses are offered for fees that currently range between $197 and $497. Courses offered during 2025 included:

Smart Money Blueprint

Mastering Day Trading Foundations

Mastering Options Flow

Mastering Trading Psychology and Emotions

We expect to continue to add courses and expand the reach of Blackbox Academy as it matures. In addition to providing educational resources to traders which we believe is critical to their success, we anticipate that having the course available to non-members will generate opportunities for Blackbox to market to traders in a new manner while providing an additional revenue stream.

Stock Nanny

In 2024, we completed a soft launch of Stock Nanny. Stock Nanny is a mobile app for iOS and Android that provides real-time portfolio alerts for a broad demographic of investors. Many of these alerts are a product of derived data currently generated on the Blackbox platform. This app integrates with online brokerage platforms and allows the user to import their current stock positions and stocks on their watchlist into our app. We believe these alerts will be extremely useful for portfolio management, loss mitigation, and other investment strategies. The app provides extensive menu options to allow the user to customize this application to their specific needs. This is a stand-alone product and targets all self-directed retail investors, not just day traders or swing traders allowing the Company to address a much broader segment of the market. We plan to more aggressively market this product in 2026 after we have raised sufficient capital to fund a comprehensive marketing plan.

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

Marketing of the Blackbox System

We launched our Blackbox System and platform for use in the United States and made it available to subscribers in September 2016. Use of the platform is sold on a monthly or annual subscription basis to individual consumers through our website at https://blackboxstocks.com. We believe our Blackbox System subscriptions are priced competitively with similar web-based trading tools. We primarily use a combination of digital marketing campaigns and customer referral compensation plans in our advertising program. Our digital advertising efforts are comprised of display and video ads, along with banner and text ads across multiple search and social platforms. We also utilize targeted email marketing and a strategic global marketing campaign for brand awareness. We believe that this form of advertising has been and will continue to be effective in attracting subscribers. We continuously monitor and evaluate the effectiveness of specific social media platforms and allocate marketing funds accordingly. We also promote our subscriptions through an established compensated customer referral program. We offer certain subscribers the right to promote the Blackbox System and receive referral fees for subscribers generated from such subscribers’ effort. Generally, we pay referring subscribers $25 for each subscription generated and $25 for each month the subscriber continues their subscription. We incurred $93,826 and $187,781 in customer referral expenditures in each of the years ended December 31, 2025 and 2024, respectively. We expect to continue utilizing the customer referral sales program as it has proven to be an efficient form of advertising. Our advertising and marketing expense was $436,456 and $629,984 for the years ended December 31, 2025 and 2024, respectively. We significantly reduced the amount of our digital marketing spend during 2024 and 2025 as part of an overall expense reduction as well as a review of the effectiveness of certain marketing strategies. We intend to continue to deploy a significant amount of marketing funds on both digital campaigns and customer referral programs in the future. In addition, we may also utilize television and radio advertising.

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

Competition

We operate in a highly competitive environment. Although we believe that our Blackbox System is the only platform that has successfully merged a comprehensive analytics system or “scanner” and a social media platform within the same “dashboard” allowing members to view the same real-time data in parallel, there are a number of companies that offer one or more features that are similar to or attempt to address the same market as we do. Some of these competitors have financial and other resources that are significantly greater than ours. The greatest amount of competition exists within products that provide trading analytics often referred to as “scanners”. We compete with these entities based on a number of factors including price, ease of use, standard features and proprietary features (if applicable). Ultimately, we believe the primary factor used in evaluating the trading analytics by any platform is the user’s ability to derive actionable information from that platform. This is where we believe our proprietary features differentiate the Blackbox System.

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

Employees

As of February 19, 2026, the Company had ten full-time employees. We also currently have seven contract workers that primarily serve as team traders on our Blackbox System platform or developers.

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

Recent Developments

Agreement and Plan of Merger

On March 10, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RABLBX Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and REalloys Inc., a Nevada corporation (“REalloys”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys will merge with and into Merger Sub, Merger Sub will cease to exist and REalloys will become a wholly-owned subsidiary of the Company (the “Merger”). At the closing of the Merger (the “Closing”), the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an exchange ratio formula in the Merger Agreement (the “Exchange Ratio”) or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate common stock of the Company, par value $0.001 (the “Company Common Stock”) and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration newly issued shares of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common and preferred stock of the Company.

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

The Merger Agreement also required the Company, in cooperation with the REalloys, to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 containing a proxy statement relating to a Company stockholder meeting held in connection with the Merger (the “Registration Statement”) pursuant to which shares of Company Common Stock were registered under the Securities Act of 1933, as amended (the “Securities Act”), to be issued by virtue of the Merger and the contemplated transactions thereunder. In addition, under the Merger Agreement, the parties agreed to other customary provisions including (i) obtaining requisite stockholder approval to consummate the Merger and the contemplated transactions thereunder, (ii) obtaining regulatory approvals from relevant governmental authorities, (iii) indemnifying the directors and officers of the Company for a period of six years following the Closing, (iv) completing certain disclosure obligations required by the SEC and listing requirements promulgated by the Nasdaq Capital Market (“Nasdaq”), (v) electing or appointing to the positions of officers and directors of Company and the surviving corporation certain persons designated by REalloys, (vi) executing employment agreements between the Company and Lipi Sternheim and David Argyle, (vii) Company adopting a new stock incentive plan reserving not more than 15% of the fully-diluted, outstanding interest of the Company immediately following the Merger for issuance, and (viii) allocating funds received by Company pursuant to sales, issuances, grants or other dispositions of Company Common Stock, during the period between the Merger Agreement and Closing, under that certain Registration Statement on Form S-3 (File No. 333-284626) filed with the SEC on January 31, 2025 which became effective on February 10, 2025.

Closing of the Merger is subject to various customary closing conditions. Each party’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are conditioned upon (i) the effectiveness of the Registration Statement on Form S-4, (ii) expiration or termination of applicable regulatory waiting periods, (iii) no restraints from any governmental authority preventing the consummation of the contemplated transactions under the Merger Agreement, (iv) the Company and REalloys obtaining their respective requisite stockholder votes to consummate the transactions contemplated by the Merger Agreement, (v) Nasdaq’s approval of the Company’s Nasdaq listing application for the post-Merger entity, (vi) execution of Lock-Up Agreements (as further described below), (vii) execution of a Stock Purchase Agreement by and between Gust Kepler and Lipi Sternheim whereby Gust Kepler shall agree to sell certain shares of Company Series A Convertible Preferred Stock to Lipi Sternheim contingent upon and effective concurrently with Closing, and (viii) the filing of an amendment to Company’s charter with the Secretary of State of the State of Nevada, containing such amendments necessary to consummate the transactions contemplated by the Merger Agreement. Company’s and Merger Sub’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions as well as REalloys having sufficient stockholder’s equity as necessary for the Company to meet Nasdaq listing requirements. REalloys’ obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions as well as (i) the Company’s execution of an Option Agreement (as further described below), (ii) the Company’s consummation of a Company Financing and issuance of $2,300,000 of Additional Debentures to the satisfaction of the REalloys (as further described below), (iii) the Company having Net Cash (as defined in the Merger Agreement) equal to or in excess of negative $2.69 million, and (iv) the Company filing the Certificate of Designations establishing a class of Company preferred stock to be designated Series C Convertible Preferred Stock (as further described below).

Following the Closing, the Company is expected to be renamed “REalloys Inc.,” and it is expected that the shares of Company Common Stock will continue to be listed on Nasdaq.

Palladium Capital Group, LLC served as the exclusive financial advisor in connection with the above transactions.

Stockholder Support Agreements

As a condition to the parties’ execution of the Merger Agreement, Gust Kepler, a director and the President and Chief Executive Officer of the Company, who holds shares of Company Common Stock and Series A Convertible Preferred Stock, executed a Stockholder Support Agreement (the “Company Stockholder Support Agreement”), pursuant to which Mr. Kepler agreed to vote his shares of Company Common Stock and Series A Convertible Preferred Stock in favor of (i) the approval of the Merger Agreement and transactions contemplated therein, (ii) if deemed necessary by the Company, an amendment to the Company’s certificate of incorporation to effect a forward or reverse split of the outstanding Company Common Stock if necessary, (iii) the issuance of Company Common Stock in accordance with Nasdaq Listing Rule 5635, and (iv) against any competing proposals. In addition, as a condition to the parties’ execution of the Merger Agreement, holders of at least 50.1% of the outstanding shares of capital stock of the REalloys executed a Stockholder Support Agreement (the “REalloys Stockholder Support Agreements”), pursuant to which such holders agreed to vote all of their shares of capital stock of the REalloys in favor of the approval of the Merger Agreement and transactions contemplated therein.

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

Option Agreement

As a condition to the parties’ execution of the Merger Agreement, prior to Closing, the Company and Gust Kepler will execute an Option Agreement (the “Option Agreement”) pursuant to which the Company shall have the right to call for redemption and Gust Kepler shall have the right to cause Company to redeem all of the issued and outstanding Series A Convertible Preferred Stock of Parent held by Gust Kepler in exchange for shares of Series A Convertible Preferred Stock of Blackbox.io, Inc. (“Blackbox Operating”), a Delaware corporation and wholly owned subsidiary of Parent, which was organized to conduct historical Blackbox operations of the Company.

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

Certificate of Designations for Series C Preferred Stock

Under the terms of the Merger Agreement, as a condition to Closing, the Company will file a Series C Certificate of Designations with the Secretary of State of the State of Nevada establishing a class of Company preferred stock to be designated Series C Convertible Preferred Stock, par value $0.001 per share, stated value $3,000 per share, which is expected to be issued as partial consideration in the Merger. Under the agreed form of the Series C Certificate of Designations, all shares of capital stock of the Company rank pari passu or junior to the Series C Preferred Stock, with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series C Preferred Stock is convertible into shares of Company Common Stock at the election of the holder at any time at a conversion price to be equal to 100% of the lesser of (i) the closing price of the Company Common Stock on the trading day immediately prior to the closing of the Merger and (ii) the closing price of the Company Common Stock on the date the Companies obtain stockholder approval for issuance of the Series C Preferred Stock and Company Common Stock into which it convert (the “Series C Stockholder Approval”). The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions). At any time after issuance of the Series C Preferred Stock, to the extent the Company raises capital in any financing with gross proceeds in excess of $3 million, the Company is required to use one-third of such gross proceeds to redeem all or any portion of the Series C Preferred Stock then outstanding. The amortization payments due upon such redemption are payable by the Company in cash at a price equal to the product of (i) 110% and (ii) the stated value of the shares of Series C Preferred Stock being redeemed plus any and all accrued and unpaid dividends on such shares of Series C Preferred Stock.

The holders of the Series C Preferred Stock will be entitled to dividends of 2.5% per annum, compounded each calendar month, which are payable in arrears monthly in cash, “in kind” in the form of additional shares of Series C Preferred Stock, or in a combination thereof, at the holder’s discretion, in accordance with the terms of the Series C Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series C Certificate of Designations and described below), the Series C Preferred Stock accrues dividends at a rate of 15% per annum. Upon conversion or redemption, the holders of shares of Series C Preferred Stock will be also entitled to receive a dividend make-whole payment, assuming for calculation purposes that stated value of such Series C Preferred Stock remained outstanding through and including the date of conversion or redemption of all the shares of Series C Preferred Stock. The holders of Series C Preferred Stock will be entitled to vote with holders of the Company Common Stock on an as-converted basis, with the number of votes to which each holder of Series C Preferred Stock is entitled to be calculated as the stated value of such share of Series C Preferred Stock divided by the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) immediately preceding the Subscription Date (as defined in the Series C Certificate of Designations), subject to certain beneficial ownership limitations as set forth in the Series C Certificate of Designations.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization payments and dividend make-whole payments using shares of Company Common Stock is subject to certain limitations set forth in the Series C Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company has obtained the Series C Stockholder Approval. Further, the Series C Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Company Common Stock issuable upon conversion of the Series C Preferred Stock or as part of any amortization payment or dividend make-whole payment under the Series C Certificate of Designations.

The Series C Certificate of Designations includes certain Triggering Events (as defined in the Series C Certificate of Designations), including, among other things, the suspension from trading or failure of the Company Common Stock to be trading or listed on an Eligible Market (as defined in the Series C Certificate of Designations) for a period of five consecutive trading days and the Company’s failure to pay any amounts due to the holders of Series C Preferred Stock when due. In connection with a Triggering Event, each holder of Series C Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s shares of Series C Preferred Stock at a premium set forth in the Series C Certificate of Designations.

The Company will be subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the maturity of indebtedness, preservation of existence, maintenance of properties, maintenance of insurance, transactions with affiliates, among other matters.

There is no established public trading market for the Series C Preferred Stock and the Company does not intend to list the Series C Preferred Stock on any national securities exchange or nationally recognized trading system.

As described below, Series C Preferred Stock will be issued upon consummation of the Merger as consideration for certain outstanding shares of Series X Stock (as defined below) of REalloys and, at the option of the holders of the Additional Debenture issued in connection with the Company Financing (described below), in exchange for satisfaction of certain Company obligations under the terms of the Additional Debenture.

First Amendment to Agreement and Plan of Merger

On July 1, 2025, Blackboxstocks, Merger Sub and REalloys entered into a First Amendment to Agreement and Plan of Merger in order to reflect Blackboxstocks’ intent to conduct an at-the-market offering of its common stock, pursuant to which up to 250,000 shares of Blackboxstocks common stock may be sold and issued without affecting the calculation of Company Merger Shares (as defined in the Merger Agreement) to be issued in the Merger.

Second Amendment to Agreement and Plan of Merger

On August 22, 2025, Blackboxstocks, Merger Sub and REalloys entered into a Second Amendment to Agreement and Plan of Merger in order to delete and restate in its entirety the definition of “Permitted Transfer” in the CVR Agreement.

Third Amendment to Agreement and Plan of Merger

On December 10, 2025, Blackboxstocks, Merger Sub and REalloys entered into a Third Amendment to Agreement and Plan of Merger in order to delete and restate in its entirety the form of Option Agreement.

REalloys Financing

Securities Purchase Agreement

In connection with the Merger, REalloys entered into a Securities Purchase Agreement (the “REalloys Purchase Agreement”), dated as of March 6, 2025, with Five Narrow Lane LP (the “Buyer”), pursuant to which REalloys agreed to sell to the Buyer (i) an aggregate of 5,000 shares of REalloys’ Series X Preferred Stock, par value $0.0001 per share (the “Series X Stock”), with a stated value of $1,000 per share (the “Stated Value”) and (ii) warrants (the “REalloys Warrants”) to acquire up to 5,000,000 shares of common stock of REalloys, par value $0.0001 per share (the “REalloys Common Stock”) (collectively, the “REalloys Financing”). REalloys will also issue to the Buyer an aggregate number of shares of REalloys Common Stock representing 5.0% of the fully diluted outstanding capital of REalloys (the “Commitment Shares”), which shall be adjusted as necessary immediately prior to the consummation of the Merger to the extent that the Commitment Shares represent less than 5.0% of the fully diluted outstanding capital of REalloys. The aggregate gross proceeds from the REalloys Financing were $5,000,000 (or up to $55,000,000 if the REalloys Warrants are exercised in full for cash). REalloys expects to use the net proceeds from the REalloys Financing for general corporate purposes and for transaction expenses incurred in connection with the Merger.

The REalloys Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the REalloys Purchase Agreement were made solely for the benefit of the parties to the REalloys Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

The closing of the REalloys Financing occurred on March 10, 2025. The REalloys Financing was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The Buyer has represented to REalloys that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Series X Stock and REalloys Warrants were offered without any general solicitation by the Company or its representatives.

Certificate of Designations of Series X Preferred Stock

The terms of the Series X Stock are set forth in a certificate of designations (the “REalloys Certificate of Designations”) which was filed with the Secretary of State of Nevada prior to the closing of the REalloys Purchase Agreement. All shares of capital stock of REalloys rank pari passu or junior to the Series X Stock, with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of REalloys. At any time after issuance of the Series X Stock, to the extent (i) the Merger Agreement is terminated for any reason before the Merger is consummated and (ii) REalloys raises capital in any financing, REalloys is required to use 50% of the aggregate gross proceeds from such financing to redeem all or any portion of the Series X Stock then outstanding. The amortization payments due upon such redemption are payable by REalloys in cash at a price equal to the product of (i) 110% and (ii) the Stated Value of the shares of Series X Stock being redeemed plus any and all accrued and unpaid dividends on such shares of Series X Stock.

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

Pursuant to the Merger Agreement, each share of Series X Stock outstanding will be converted solely into the right to receive shares of the Company’s Series C Preferred Stock at a ratio of 1 to 1.

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

The closing of the Initial Debenture (the “Initial Closing”) took place on January 17, 2025. The closing of the Additional Debenture (the “Additional Closing”), was agreed to take place upon satisfaction of certain customary closing conditions outlined in the Original Purchase Agreement, including, but not limited to, the execution and delivery of (i) a Security Agreement (as further described below), (ii) a Subsidiary Guarantee (as further described below), (iii) a Registration Rights Agreement (as further described below), and (iv) a Merger Agreement (as further described below).

The Original Purchase Agreement contains customary representations, warranties, covenants, confidentiality and indemnification obligations customary for a transaction of the size and type contemplated by the Original Purchase Agreement. The Original Purchase Agreement also provides that, so long as the Debentures remain outstanding, each holder of the Securities shall have “most favored nation” status with respect to any debt or equity financing (including, without limitation, the issuance of convertible debt and equity securities of any nature) obtained by the Company.

Initial Debenture

The Initial Debenture bore interest at a rate of 7.00% per annum and matured on the earlier to occur of the date on which a definitive agreement relating to any “Merger Transaction” (as defined in the Original Purchase Agreement) (the “Merger Agreement”) was duly executed by the parties signatory thereto (the “Initial Debenture Trigger Date”) or March 15, 2025 (the “Initial Debenture Maturity Date”). At any time prior to the Initial Debenture Maturity Date, the Company could elect to prepay all or a portion of the outstanding amounts due under the Initial Debenture.

On the Initial Debenture Trigger Date, the Company agreed to pay in cash to the Purchaser of the Initial Debenture the outstanding principal amount of the Initial Debenture, together with all accrued and unpaid interest thereon, an exit fee in an amount equal to 15% of the outstanding principal amount of the Initial Debenture and any other amounts due thereunder; provided that, if the “Trigger Conditions” are satisfied as of the Initial Debenture Trigger Date, it was agreed that the Initial Debenture would be exchanged for an Additional Debenture. As defined in the Initial Debenture, “Trigger Conditions” meant (a) no event of default has occurred or is continuing or would result from the effectiveness of the Merger Transaction, (b) no event or condition has resulted in, or could be reasonably expected to cause, either individually or in the aggregate, a material adverse effect or to result in a material adverse effect from the effectiveness of the Merger Transaction, (c) the Company has executed and delivered such documents as the holder may reasonably request in connection with the exchange of the Initial Debenture for the Additional Debenture, and (d) the satisfaction of any additional covenants and conditions set forth in the Original Purchase Agreement.

The Initial Debenture also included customary negative and affirmative covenants, as well as events of default, the occurrence of which would cause the Initial Debenture to bear interest at a default rate of 18% per annum.

Amendment to Securities Purchase Agreement; A&R Initial Debenture

On January 27, 2025, the Company, the Purchaser and the Agent entered into an Amendment to Securities Purchase Agreement (the “Amendment”, and together with the Original Purchase Agreement, the “Purchase Agreement”) to, among other things, increase the aggregate principal and subscription amount of the Initial Debenture and Additional Debenture to up to $550,000 and $2,300,000, respectively. The Amendment amended certain provisions within the Purchase Agreement to reflect such increase in the aggregate principal and subscription amounts of the Debenture. On same date, the Company issued to the Purchaser an Amended and Restated Debenture due the Earlier of the Trigger Date and March 15, 2025, in the aggregate principal amount of $550,000 (the “A&R Initial Debenture”).

Additional Closing; Additional Debenture

On March 10, 2025, the Company consummated the Additional Closing (the “Additional Closing Date”). At the Additional Closing, the A&R Initial Debenture was exchanged for the Amended and Restated Senior Secured Convertible Debenture Due the Earlier of the Trigger Date and March 10, 2026 (the “Additional Debenture Maturity Date”), in the principal amount of $1,050,000, where “Trigger Date” means the date on which the transactions contemplated by the Merger Agreement are consummated, which debenture constitutes an Additional Debenture pursuant to the Purchase Agreement. The obligations of the Company under the Additional Debenture constitute senior indebtedness secured by a first priority security interest on substantially all of the assets of the Company.

The Additional Debenture bears interest at a rate of 7.00% per annum. At any time prior to the Additional Debenture Maturity Date, the Company can, upon Purchaser’s prior written consent, prepay all or a portion of the outstanding principal due under the Additional Debenture, plus (i) accrued and unpaid interest thereon, plus (ii) the exit fee, and plus (iii) all other sums, if any, that shall have become due and payable thereunder.

At any time after the original issuance date, the Additional Debenture is convertible into shares of common stock of the Company at the initial conversion price of $5.46, subject to customary adjustments for reverse splits and anti-dilution protections, provided that the conversion shall at no time be lower than the floor price of $5.00 per share.

On the Trigger Date, the Company shall, at the option of the Company, either (i) pay to the Purchaser in cash all or a portion of the principal amount of the Additional Debenture outstanding on the Trigger Date, together with all accrued and unpaid interest thereon, the exit fee and any other amounts due hereunder or (ii) issue to the Purchaser such number of shares of Series C Preferred Stock of the Company, for aggregate stated value equal to: (x) 3.0 multiplied by (y) all, or such portion, as applicable, of the principal amount of the Additional Debenture outstanding on the Tigger Date, after giving effect to any repayment pursuant to foregoing clause (i), together with all accrued and unpaid interest thereon, the exit fee and other amount due hereunder. In case the Company elects the option specified in the foregoing clause (i), the Company shall deliver on a date that is at least 5 Trading Days before such Trigger Date a written notice (a “Trigger Date Repayment Notice”) to the Purchaser of its irrevocable election to repay all or a portion of the outstanding principal amount of the Additional Debenture plus (i) accrued and unpaid interest thereon, plus (ii) the exit fee, and plus (iii) all other sums, if any, that shall have become due and payable (collectively, the “Trigger Date Repayment Amount”) for cash on the Trigger Date (the period from the date of such Trigger Date Repayment Notice to the Trigger Date, the “Repayment Period”). For the avoidance of doubt, the Purchaser may elect to convert all or a portion of the outstanding principal amount of the Additional Debenture, from time to time, prior to the Trigger Date and the Company must honor all conversions occurring by virtue of one or more Notices of Conversion of the Purchaser during the Repayment Period.

The Additional Debenture also includes customary negative and affirmative covenants, as well as events of default, the occurrence of which will cause the Additional Debenture to bear interest at a default rate of 18% per annum.

On April 24, 2025, the Additional Debenture was increased by $750,000 as a result of the Company filing a registration statement on Form S-4 in connection with the Merger. On June 18, 2025 the Additional Debenture was increased by $250,000 as an advance against the $500,000 tranche due upon the Registration Statement being declared effective by the SEC. The remaining $250,000 was funded upon the Registration Statement being declared effective by the SEC.

Registration Rights Agreement

Pursuant to the terms of the Purchase Agreement, on the Additional Closing Date, the Company and the Purchaser entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Company filed a registration statement on Form S-3 as required and the registration statement was declared effective by the SEC on May 5, 2025.

Security Agreement

Pursuant to the terms of the Purchase Agreement, on the Additional Closing Date, the Company, Blackbox.io Inc., a wholly-owned subsidiary of the Company (the “Subsidiary” or “Blackbox Operating”), and the Agent entered into a Security Agreement (the “Security Agreement”) which grants the Agent and Purchaser a first priority security interest in substantially all of the assets of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Additional Debenture. Pursuant to the Security Agreement, the Subsidiary will act as a guarantor with respect to the Company’s obligations under the Additional Debenture.

Subsidiary Guarantee

Pursuant to the terms of the Purchase Agreement, on the Additional Closing Date, our Subsidiary entered into a Subsidiary Guarantee (the “Subsidiary Guarantee”) in favor of the Purchaser, pursuant to which the Subsidiary agreed to guarantee all of the Company’s obligations under the Additional Debenture.

Placement Agent Agreement

Palladium Capital Group, LLC (the “Placement Agent”) served as our exclusive financial advisor in connection with the sale and issuance of the Additional Debenture described above, pursuant to a Placement Agent Agreement entered into by and between the Company and the Placement Agent dated as of January 10, 2025 (the “Placement Agent Agreement”). The Company agreed to pay a placement agent fee upon closing of the Debentures an amount equal to 8% of the gross proceeds from the sale of the Debentures.

Such fee was paid through the issuance of a Senior Convertible Debenture Due the Earlier of the Trigger Date and March 10, 2026 in the principal amount of up to $184,000. The Placement Agent Debenture has substantially the same terms as the Additional Debenture, except that the Placement Agent Debenture is unsecured. Palladium Capital Group will also receive a warrant equal for 33,700 shares at an exercise of $5.46 per share.

Pursuant to the Placement Agent Agreement, we issued the Placement Agent a Senior Convertible Debenture Due the Earlier of the Trigger Date and March 10, 2026 in the principal amount of up to $184,000. The Placement Agent Debenture has substantially the same terms as the Additional Debenture, except that the Placement Agent Debenture is unsecured

Recent Updates relating to the REalloys Merger

On January 16, 2026, the SEC declared the Company’s registration statement on Form S-4 relating to the proposed Merger with REalloys Inc.

Subsequently, on January 30, 2026 the Company’s stockholders approved the following items related to the Merger:

●

pursuant to Nasdaq Listing Rule 5635(a), the issuance of shares of Blackboxstocks common stock to (i) each holder of outstanding shares of REalloys common stock and (ii) each holder of Series X Preferred Stock, upon conversion of Series C Preferred Stock, including by operation of certain anti-dilution adjustments contained therein, which will represent more than 20% of the shares of Blackboxstocks common stock outstanding immediately prior to the Merger, pursuant to the terms of the Merger Agreement, by and among Blackboxstocks, Merger Sub and REalloys and (b) pursuant to Nasdaq Listing Rules 5635(b), the change of control resulting from the transactions contemplated by the Merger Agreement, including the Merger;

●	the 2025 Long-Term Incentive Plan; and
1.	an amendment to the Blackboxstocks Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 350,000,000,

Corporate Information

Our principal executive offices are located at 5430 LBJ Freeway Suite 1485 Dallas Texas 75240 and our telephone number is (972) 726-9203. Our website is https://Blackboxstocks.com. The information on, or that can be accessed through, our website is not part of this Report on Form 10-K. We have included our website address as an inactive textual reference only.

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

We intend to expand our product and service offering including the introduction of products and services which employ and expand upon our current proprietary system and technology. These products and services are expected to include applications targeted for investors who are not day traders or swing traders and products designed for professional traders. We introduced certain products and services in 2024 and 2025 including educational products and expect to continue to introduce additional products and services in 2026 as well as spend significant capital on advertising and marketing of such products and services. If we are unable to generate significant revenue from these or other new products and services, we may incur significant operating losses.

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

Risks Related to the Proposed Merger

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

In addition, the Company has and expects to continue to incur a number of non-recurring costs associated with the Merger, including taxes, legal fees, advisor fees, filing fees, mailing expenses, and financial printing expenses. There can be no assurance that the actual costs will not exceed those estimated and the actual completion of the Merger may result in additional and unforeseen expenses. Many of these costs will be payable whether or not the Merger is completed. While it is expected that benefits of the Merger achieved by the Company will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all, particularly if the Merger are delayed or does not happen at all. These combined factors could adversely affect the business, results of operations or financial condition of the Company.

The calculation of the number of Blackboxstocks shares to be issued in the Merger may be adjusted if there is a change in REalloys share capital between the date of Merger Agreement and Closing.

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

The completion of the Merger may trigger certain change in control, consent, assignment or other provisions in agreements to which the Company, our subsidiary Blackbox Operating, or REalloys is a party. In addition, the completion of the Merger may trigger certain technical provisions in agreements to which the Company, Blackbox Operating or REalloys is a party. If such parties are unable to assert that such provisions should not apply, or the parties are unable to comply with or negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, including potentially terminating such agreements or seeking monetary damages. Even if the Company, Blackbox Operating or REalloys is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the Company.

Failure to complete the Merger could adversely affect the market price of our common stock as well as our business, financial condition and results of operations.

If the Merger is not completed for any reason, the price of our common stock may decline, and our business, financial condition and results of operations may be impacted to the extent that the market price of our common stock reflects positive market assumptions that the Merger will be completed and the related expected benefits will be realized; based on significant expenses, such as legal, advisory and financial services which generally must be paid regardless of whether the Merger is completed; based on potential disruption of our business and distraction of our workforce and management team and other contemplated transactions under the Merger Agreement.

The pendency of the Merger could have an adverse effect on the stock price of our common stock as well as our business, financial condition, results of operations or business prospects.

The pendency of the Merger could disrupt our businesses in negative ways. For example, customers and other third-party business partners may seek to terminate and/or renegotiate their relationships with the Company as a result of the Merger, whether pursuant to the terms of their existing agreements or otherwise. In addition, current and prospective employees may experience uncertainty regarding their future roles with the Company upon consummation of the Merger, which might adversely affect our ability to retain, recruit and motivate key personnel. Should they occur, any of these events could adversely affect the price of our common stock, or harm our financial condition, results of operations or business prospects.

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

There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the potential benefits that Blackboxstocks expects to obtain from the Merger.

Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, as set forth in the Merger Agreement, including the approval by Blackboxstocks’ stockholders, approval by Nasdaq of Blackboxstocks’ application for the initial listing of Blackboxstocks’ common stock to be issued in connection with the Merger, and other customary closing conditions. There can be no assurance that Blackboxstocks and REalloys will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or may not be completed within the expected timeframe, and Blackboxstocks may materially and adversely lose some or all of the potential benefits it expects to achieve as a result of the Merger and could result in additional transaction costs or other effects associated with uncertainty about the Merger.

Blackboxstocks and REalloys can agree at any time to terminate the Merger Agreement, even though Blackboxstocks’ stockholders and/or REalloys’ securityholders have already adopted the Merger Agreement and thereby approved the Merger and the other transactions contemplated by the Merger Agreement. Blackboxstocks and REalloys can also terminate the Merger Agreement under other specified circumstances.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger. In such circumstances, our Board of Directors may elect to, among other things, divest all or a portion of Blackboxstocks’ business, or take the steps necessary to liquidate all of Blackboxstocks’ business and assets, and in either case, the consideration that Blackboxstocks receives may be less attractive than the consideration to be received by Blackboxstocks pursuant to the Merger Agreement.

The issuance of shares of Blackboxstocks common stock to REalloys stockholders in the Merger will substantially dilute the voting power of current Blackboxstocks stockholders. Having a minority share position will reduce the influence that current stockholders have on the management of Blackboxstocks.

Pursuant to the terms of the Merger Agreement, at the Effective Time, Blackboxstocks will issue (or reserve for future issuance) to REalloys stockholders as Merger Consideration: (i) approximately 46,312,574 shares of its common stock, using the assumed Exchange Ratio of 0.3694, (ii) approximately 5,000 shares of Series C Preferred Stock at a ratio of one share of REalloys Preferred Stock to one share of Series C Preferred Stock (which is subject to change depending on the number of outstanding securities of Blackboxstocks and REalloys at the effective time of the Merger), (iii) warrants to purchase up to an aggregate of approximately 4,486,423 shares of Blackboxstocks common stock based on an assumed price of $8.47 per share, the closing price of the Blackboxstocks common stock on Nasdaq on December 26, 2025, and (iv) an aggregate of approximately 355,962 shares of Blackboxstocks common stock as related to the REalloys SAFEs, based on an assumed price of $8.47 per share, the closing price of the Blackboxstocks common stock on Nasdaq on December 26, 2025, in each case after giving effect to the proposed reverse stock split contemplated by the Reverse Stock Split Proposal. As a result, upon completion of the Merger, the current Blackboxstocks stockholders and holders of certain outstanding options and warrants to purchase shares of Blackboxstocks common stock will hold approximately 4,519,055 pre-reverse stock split shares, which is currently expected to be approximately 7.9% of the fully diluted equity of the post-merger combined company (the “Combined Company”). Accordingly, the issuance of the shares of Blackboxstocks common stock to REalloys stockholders in the Merger will significantly reduce the ownership stake and relative voting power of each share of Blackboxstocks common stock held by current Blackboxstocks stockholders. Consequently, following the Merger, the ability of Blackboxstocks’ current stockholders to influence the management of Blackboxstocks will be substantially reduced.

For illustrative purposes, the conversion of REalloys’ Preferred Stock into Series C Preferred Stock, would entitle holders of the former REalloys Preferred stock to 500 votes per share of Series C Preferred Stock, to vote in all matters with holders of Blackboxstocks Common Stock. This illustrative example assumes the 5,000 issued and contingently issuable at December 26, 2025, REalloys Series X Preferred Stock were outstanding and converted to Series C Preferred Stock at a 1:1 ratio, as contemplated in the Merger, with an assumed aggregate Stated Value of $15,000,000 or $3,000 per share, and a hypothetical Nasdaq Minimum Price of Blackboxstocks of $6.00 immediately preceding the Merger. The number of votes attributable to the Series C Preferred Stock has an inverse relationship to Blackboxstocks’ minimum price immediately preceding the Merger completion. This example excludes the impacts of potential Make-Whole, dividends in arrears, and any other adjustments to Stated Value as contemplated by terms of the REalloys’ Series X Stock or the Series C Preferred Stock and does not represent an indication or estimate of the expected actual voting impact on completion of the merger.

The issuance, or expected issuance, of Blackboxstocks common stock and Series C Preferred Stock in connection with the Merger could decrease the market price of Blackboxstocks common stock.

In connection with the Merger and as part of the Merger Consideration, Blackboxstocks expects to issue shares of Blackboxstocks common stock and Series C Preferred Stock to REalloys stockholders. The anticipated issuance of Blackboxstocks common stock and Series C Preferred Stock in the Merger may result in fluctuations in the market price of Blackboxstocks common stock, including a stock price decrease. In addition, the perception in the market that the holders of a large number of shares of Blackboxstocks common stock may intend to sell shares could reduce the market price of Blackboxstocks common stock.

CVR holders may not receive any payment on the CVRs, the CVRs may otherwise expire valueless, and the U.S. federal income tax treatment of CVRs in unclear.

Pursuant to the CVR Agreement and the Merger Agreement, holders of each share of Blackboxstocks common stock immediately prior to Closing, will receive a dividend of one contractual contingent value right entitling such holders to receive net proceeds received by Blackboxstocks from any transaction in which the Blackboxstocks or Blackbox Operating grants, sells, licenses or otherwise transfers some or all of the rights to any and all of the assets, rights, and properties owned, used, or useable by Blackbox Operating in connection with or related to the business as conducted by Blackbox Operating and all of the Blackboxstocks rights therein. The right of Blackboxstocks stockholders to receive any future payment on or to derive any value from the CVRs will be contingent solely upon the achievement of the events specified in the CVR Agreement within the time period specified in the CVR Agreement. If the payment triggering events are not achieved for any reason within the time period specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

Additionally, the U.S. federal income tax treatment of the CVRs is subject to substantial uncertainty. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments under, the CVRs, and there can be no assurance that the IRS would not assert, or that a court would not sustain, a position that could potentially result in adverse U.S. federal income tax consequences to holders of the CVRs.

The intended benefits of the Merger may not be realized.

The Merger poses risks for Blackboxstocks’ ongoing operations, including, among others:

●	that senior management’s attention may be diverted from the management of Blackboxstocks’ current operations and development of its products;

●	costs and expenses associated with any undisclosed or potential liabilities; and

●	unforeseen difficulties may arise in integrating Blackboxstocks’ business in the Combined Company.

As a result of the foregoing, we may be unable to realize the full strategic and financial benefits currently anticipated from the Merger, and cannot assure that the Merger will be accretive to Blackboxstocks in the near term or at all. Furthermore, if we fail to realize the intended benefits of the Merger, the market price of the Combined Company’s common stock could decline to the extent that the market price reflects those benefits. Our stockholders will have experienced substantial dilution of their ownership interests in Blackboxstocks without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Because the lack of a public market for REalloys common stock makes it difficult to evaluate the fairness of the Merger, REalloys stockholders may receive consideration in the Merger that is greater than or less than the fair market value of REalloys common stock.

The outstanding common stock of REalloys is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of REalloys common stock. Since the percentage of Blackboxstocks’ common stock and Series C Preferred Stock to be issued to REalloys stockholders was determined based on negotiations between the parties, it is possible that the value of the Blackboxstocks common stock and Series C Preferred Stock to be issued in connection with the Merger will be greater than the fair market value of REalloys shares. Alternatively, it is possible that the value of the shares of Blackboxstocks common stock and Series C Preferred Stock to be issued in connection with the Merger will be less than the fair market value of REalloys shares.

Directors and officers of Blackboxstocks and REalloys may have interests in the Merger that are different from, or in addition to, those of Blackboxstocks stockholders and REalloys stockholders generally that may influence them to support or approve the Merger.

The officers and directors of Blackboxstocks and REalloys may have interests in the Merger that are different from, or are in addition to, those of Blackboxstocks stockholders and REalloys stockholders generally. Effective upon the closing of the Merger, Leonard Sternheim and Robert Winspear are expected to be employed as executive officers by the Combined Company. It is expected that six of the current directors of REalloys, and one current director of Blackboxstocks will be appointed as directors of the Combined Company after the completion of the Merger and may receive cash and equity compensation in consideration for such service. Contingent upon closing of the Merger, Gust Kepler has agreed to sell Leonard Sternheim certain shares of Blackboxstocks Series A Preferred Stock that will effectively confer voting control of the Combined Company currently held by Mr. Kepler to Mr. Sternheim for nominal consideration. Upon the Merger, the vesting of outstanding equity awards held by Blackboxstocks’ directors and officers will accelerate, and certain Blackboxstocks officers may be entitled to certain severance benefits in connection with changes in their employment. In addition, the directors and executive officers of Blackboxstocks and REalloys also have certain rights to indemnification or to directors’ and officers’ liability insurance that will survive the completion of the Merger. These interests may have influenced the directors and executive officers of Blackboxstocks and REalloys to support or recommend the proposals presented to Blackboxstocks and REalloys stockholders.

If the Merger is completed, REalloys executive officers and REalloys appointees to the Combined Company’s board of directors will have the ability to significantly influence the Combined Company’s management and business affairs, as well as matters submitted to the Combined Company’s board of directors or stockholders for approval, especially if they decide to act together with the current REalloys stockholders.

Upon completion of the Merger, the former REalloys stockholders will own approximately 92.7% of the Combined Company on a fully diluted basis, excluding the effects of adjustments based on Blackboxstocks’ net cash at closing. Contingent upon closing of the Merger, Gust Kepler has also agreed to sell Leonard Sternheim certain shares of Blackboxstocks Series A Preferred Stock that will effectively confer voting control of the Combined Company to Mr. Sternheim. If the Merger is completed, the Combined Company is expected to be led by REalloys’ executive officers. Furthermore, the Combined Company’s anticipated board of directors will consist of nine members, six of which will be appointed by REalloys and one of which will be appointed by Blackboxstocks, pursuant to the terms and conditions of the Merger Agreement and two which are expected to be appointed immediately following the Merger. As a result, such persons, if they choose to act together, will have the ability to significantly influence the Combined Company’s management and business affairs, as well as matters submitted to the Combined Company’s board of directors or stockholders for approval.

The pendency and close of the Merger could have an adverse effect on Blackboxstocks’ or REalloys’ business, financial condition, results of operations or business prospects.

The pendency and close of the Merger could disrupt Blackboxstocks’ and/or REalloys’ businesses in the following ways, among others:

●

Blackboxstocks’ and REalloys’ current and prospective employees could experience uncertainty about their future roles within the Combined Company, and this uncertainty might adversely affect Blackboxstocks’ or REalloys’ ability to retain, recruit and motivate key personnel;

●

the attention of Blackboxstocks’ or REalloys’ management may be directed towards the completion of the Merger and other transaction-related considerations and may be diverted from the day-to-day business operations of Blackboxstocks or REalloys, as applicable, and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Blackboxstocks or REalloys, as applicable;

●

customers, prospective customers, suppliers, collaborators and other third parties with business relationships with Blackboxstocks or REalloys may decide not to renew or may decide to seek to terminate, change or renegotiate their relationships with Blackboxstocks or REalloys as a result of the Merger, whether pursuant to the terms of their existing agreements with Blackboxstocks or REalloys; and

●	the market price of Blackboxstocks’ common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed

Should they occur, any of these matters could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, Blackboxstocks or REalloys.

The Exchange Ratio is not adjustable based on the market price of Blackboxstocks’ common stock, so the Merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the Exchange Ratio formula for the REalloys common stock, and the Exchange Ratio is only adjustable upward or downward to reflect Blackboxstocks’ and REalloys’ equity capitalization as of immediately prior to the Effective Time and the excess cash Blackboxstocks has at the effective time of the Merger. Any changes in the market price of common stock before the completion of the Merger will not affect the number of shares REalloys securityholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of Blackboxstocks common stock declines from the market price on the date of the Merger Agreement, then REalloys securityholders could receive Merger consideration with substantially lower value. Similarly, if before the completion of the Merger, the market price of Blackboxstocks common stock increases from the market price on the date of the Merger Agreement, then REalloys securityholders could receive Merger Consideration with substantially more value for their shares of REalloys common stock than the parties had negotiated for in the establishment of the Exchange Ratio.

If the Merger does not qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, or is otherwise taxable to U.S. REalloys stockholders, then such holders may be required to pay U.S. federal income taxes.

For U.S. federal income tax purposes, the Merger is intended to constitute a reorganization within the meaning of Section 368(a) of the Code. If the Internal Revenue Service (the “IRS”) or a court determines that the Merger should not be treated as a reorganization or a tax deferred contribution, a holder of REalloys stock or warrants would recognize taxable gain or loss upon the exchange of REalloys stock or warrants for Blackboxstocks common stock or warrants pursuant to the Merger Agreement.

Blackboxstocks is expected to incur substantial expenses related to the Merger with REalloys.

Blackboxstocks has incurred, and expects to continue to incur, substantial expenses in connection with the Merger, as well as operating as a public company. Blackboxstocks will incur significant fees and expenses relating to legal, accounting, financial advisory and other transaction fees and costs associated with the Merger. Actual transaction costs may substantially exceed Blackboxstocks’ estimates and may have an adverse effect on the Combined Company’s financial condition and operating results.

Failure to complete the Merger could negatively affect the value of Blackboxstocks common stock and the future business and financial results of both Blackboxstocks and REalloys.

If the Merger is not completed, the ongoing businesses of Blackboxstocks and REalloys could be adversely affected. Moreover, each of Blackboxstocks and REalloys will be subject to a variety of risks associated with the failure to complete the Merger, including without limitation the following:

●	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger;

●	reputational harm due to the adverse perception of any failure to successfully complete the Merger; and

●	having to pay certain costs relating to the Merger, such as legal, accounting, financial advisory, filing and printing fees.

If the Merger is not completed, the market price of Blackboxstocks common stock and the business and financial results of both Blackboxstocks (including the cessation of its operations) and REalloys could be materially affected.

The Merger is expected to result in a limitation on the Combined Company’s ability to utilize its net operating loss carryforward.

Under Section 382 of the Code, use of Blackboxstocks’ net operating loss carryforwards (“NOLs”) will be limited if Blackboxstocks experiences a cumulative change in ownership of greater than 50% in a moving three-year period. At December 31, 2025, Blackboxstocks had approximately $5.2 million of net operating loss carryforwards, which NOLs will begin to expire in 2035 and are available to offset taxable income or reduce taxes payable through 2041. Blackboxstocks will experience an ownership change as a result of the Merger and therefore its ability to utilize its NOLs and certain credit carryforwards remaining at the effective time of the Merger will be limited. The limitation will be determined by the fair market value of Blackboxstocks’ common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger will impose a limitation on Blackboxstocks’ NOLs. Limitations imposed on Blackboxstocks’ ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes or other causes.

In general, either party can refuse to complete the Merger if there is a material adverse effect (as defined in the Merger Agreement) affecting the other party between March 10, 2025, the date of the Merger Agreement, and the closing of the Merger. However, some types of changes do not permit either party to refuse to complete the Merger, even if such changes would have a material adverse effect on Blackboxstocks or REalloys, as the case may be:

●	changes or events affecting the industries or industry sectors in which the parties operate generally;

●	changes or events generally affecting the U.S. or global economy or capital markets as a whole;

●	hurricane, flood, tornado, earthquake or other natural disaster, epidemic, plague, pandemic or other public health event or any other force majeure event; or

●	changes in GAAP or other applicable law or legal requirement.

If adverse changes occur but Blackboxstocks and REalloys must still complete the Merger, the market price of our common stock may suffer.

We may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention management and harm the Combined Company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. We may become involved in this type of litigation in connection with the Merger, and the Combined Company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the business of Blackboxstocks or the Combined Company.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

Risk Management & Strategy

We employ several strategies to identify and to mitigate its cybersecurity risk as a part of it overall risk management strategy. Whereas no entity can be 100% secure against all forms of cyber threats. We strive to identify and minimize the risk where possible. Company management under the direction of Brandon Smith, our Chief Technology Officer, is primarily responsible for identifying risks and adopting appropriate policies with respect to those risks. Third parties may be used to augment company resources in this regard including but not limited to resources provided by the Company’s cyber policy insurance carrier. Risks that are specific to the Company’s operations include security around the servers and systems that are used to host and run the Blackbox System. These servers including their backups are hosted remotely and monitored throughout the day by both operations and technology personnel. The Company has adopted a comprehensive Cyber Security Policy that encompasses and addresses cyber risks that are more common to many businesses including system access, password policies, third party software and similar matters. Blackbox also carries appropriate insurance for cyber related risks.

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

We do not own any real estate or other physical properties. Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 in office space leased from Teachers Insurance and Annuity Association of America. During the years ended December 31, 2025 and 2024 we incurred approximately $140,000 and $125,000, respectively, in office rental expense. Future minimum rental payments under the extended lease are approximately $260,781.

We believe that the existing facilities will be adequate to meet our operational requirements through 2026. We believe that all such facilities are adequately covered by appropriate property insurance.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, $0.001 par value, is listed on the Nasdaq Capital Market under the symbol “BLBX”.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of February 19, 2026, we had 609 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of February 19, 2026, we had 4,480,437 shares of our Common Stock issued and outstanding.

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

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2025 and 2024 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

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

Key Events and Recent Developments

Agreement and Plan of Merger

On March 10, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RABLBX Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and REalloys Inc., a Nevada corporation (“REalloys”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, REalloys will merge with and into Merger Sub, Merger Sub will cease to exist and REalloys will become a wholly-owned subsidiary of the Company (the “Merger”). At the closing of the Merger (the “Closing”), the holders of capital stock and outstanding instruments convertible into or exercisable for capital stock of REalloys will receive shares of common and preferred stock of the Company, $0.001 par value, based on an exchange ratio formula in the Merger Agreement (the “Exchange Ratio”) or as otherwise agreed to in the Merger Agreement, which is subject to adjustment in the event the parties raise capital in excess of certain thresholds. Immediately following Closing, based upon the Exchange Ratio, pre-Closing stockholders of the Company are expected to collectively retain approximately 7.3% of the post-Close aggregate common stock of the Company, par value $0.001 (the “Company Common Stock”) and holders of REalloys capital stock and instruments convertible into or exercisable for capital stock of the REalloys will receive as merger consideration newly issued shares of Company Common Stock representing approximately 92.7% of the post-Close aggregate as common and preferred stock of the Company.

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

The Merger Agreement also required the Company, in cooperation with the REalloys, to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 containing a proxy statement relating to a Company stockholder meeting held in connection with the Merger (the “Registration Statement”) pursuant to which shares of Company Common Stock were registered under the Securities Act of 1933, as amended (the “Securities Act”), to be issued by virtue of the Merger and the contemplated transactions thereunder. In addition, under the Merger Agreement, the parties agreed to other customary provisions including (i) obtaining requisite stockholder approval to consummate the Merger and the contemplated transactions thereunder, (ii) obtaining regulatory approvals from relevant governmental authorities, (iii) indemnifying the directors and officers of the Company for a period of six years following the Closing, (iv) completing certain disclosure obligations required by the SEC and listing requirements promulgated by the Nasdaq Capital Market (“Nasdaq”), (v) electing or appointing to the positions of officers and directors of Company and the surviving corporation certain persons designated by REalloys, (vi) executing employment agreements between the Company and Lipi Sternheim and David Argyle, (vii) Company adopting a new stock incentive plan reserving not more than 15% of the fully-diluted, outstanding interest of the Company immediately following the Merger for issuance, and (viii) allocating funds received by Company pursuant to sales, issuances, grants or other dispositions of Company Common Stock, during the period between the Merger Agreement and Closing, under that certain Registration Statement on Form S-3 (File No. 333-284626) filed with the SEC on January 31, 2025 which became effective on February 10, 2025.

Closing of the Merger is subject to various customary closing conditions. Each party’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are conditioned upon (i) the effectiveness of the Registration Statement on Form S-4, (ii) expiration or termination of applicable regulatory waiting periods, (iii) no restraints from any governmental authority preventing the consummation of the contemplated transactions under the Merger Agreement, (iv) the Company and REalloys obtaining their respective requisite stockholder votes to consummate the transactions contemplated by the Merger Agreement, (v) Nasdaq’s approval of the Company’s Nasdaq listing application for the post-Merger entity, (vi) execution of Lock-Up Agreements (as further described below), (vii) execution of a Stock Purchase Agreement by and between Gust Kepler and Lipi Sternheim whereby Gust Kepler shall agree to sell certain shares of Company Series A Convertible Preferred Stock to Lipi Sternheim contingent upon and effective concurrently with Closing, and (viii) the filing of an amendment to Company’s charter with the Secretary of State of the State of Nevada, containing such amendments necessary to consummate the transactions contemplated by the Merger Agreement. Company’s and Merger Sub’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions as well as REalloys having sufficient stockholder’s equity as necessary for the Company to meet Nasdaq listing requirements. REalloys’ obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions as well as (i) the Company’s execution of an Option Agreement (as further described below), (ii) the Company’s consummation of a Company Financing and issuance of $2,300,000 of Additional Debentures to the satisfaction of the REalloys (as further described below), (iii) the Company having Net Cash (as defined in the Merger Agreement) equal to or in excess of negative $2.69 million, and (iv) the Company filing the Certificate of Designations establishing a class of Company preferred stock to be designated Series C Convertible Preferred Stock (as further described below).

Following the Closing, the Company is expected to be renamed “REalloys Inc.,” and it is expected that the shares of Company Common Stock will continue to be listed on Nasdaq.

Palladium Capital Group, LLC served as the exclusive financial advisor in connection with the above transactions.

Stockholder Support Agreements

As a condition to the parties’ execution of the Merger Agreement, Gust Kepler, a director and the President and Chief Executive Officer of the Company, who holds shares of Company Common Stock and Series A Convertible Preferred Stock, executed a Stockholder Support Agreement (the “Company Stockholder Support Agreement”), pursuant to which Mr. Kepler agreed to vote his shares of Company Common Stock and Series A Convertible Preferred Stock in favor of (i) the approval of the Merger Agreement and transactions contemplated therein, (ii) if deemed necessary by the Company, an amendment to the Company’s certificate of incorporation to effect a forward or reverse split of the outstanding Company Common Stock if necessary, (iii) the issuance of Company Common Stock in accordance with Nasdaq Listing Rule 5635, and (iv) against any competing proposals. In addition, as a condition to the parties’ execution of the Merger Agreement, holders of at least 50.1% of the outstanding shares of capital stock of the REalloys executed a Stockholder Support Agreement (the “REalloys Stockholder Support Agreements”), pursuant to which such holders agreed to vote all of their shares of capital stock of the REalloys in favor of the approval of the Merger Agreement and transactions contemplated therein.

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

Option Agreement

As a condition to the parties’ execution of the Merger Agreement, prior to Closing, the Company and Gust Kepler will execute an Option Agreement (the “Option Agreement”) pursuant to which the Company shall have the right to call for redemption and Gust Kepler shall have the right to cause Company to redeem all of the issued and outstanding Series A Convertible Preferred Stock of Parent held by Gust Kepler in exchange for shares of Series A Convertible Preferred Stock of Blackbox.io, Inc. (“Blackbox Operating”), a Delaware corporation and wholly owned subsidiary of Parent, which was organized to conduct historical Blackbox operations of the Company.

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

Certificate of Designations for Series C Preferred Stock

Under the terms of the Merger Agreement, as a condition to Closing, the Company will file a Series C Certificate of Designations with the Secretary of State of the State of Nevada establishing a class of Company preferred stock to be designated Series C Convertible Preferred Stock, par value $0.001 per share, stated value $3,000 per share, which is expected to be issued as partial consideration in the Merger. Under the agreed form of the Series C Certificate of Designations, all shares of capital stock of the Company rank pari passu or junior to the Series C Preferred Stock, with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series C Preferred Stock is convertible into shares of Company Common Stock at the election of the holder at any time at a conversion price to be equal to 100% of the lesser of (i) the closing price of the Company Common Stock on the trading day immediately prior to the closing of the Merger and (ii) the closing price of the Company Common Stock on the date the Companies obtain stockholder approval for issuance of the Series C Preferred Stock and Company Common Stock into which it convert (the “Series C Stockholder Approval”). The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions). At any time after issuance of the Series C Preferred Stock, to the extent the Company raises capital in any financing with gross proceeds in excess of $3 million, the Company is required to use one-third of such gross proceeds to redeem all or any portion of the Series C Preferred Stock then outstanding. The amortization payments due upon such redemption are payable by the Company in cash at a price equal to the product of (i) 110% and (ii) the stated value of the shares of Series C Preferred Stock being redeemed plus any and all accrued and unpaid dividends on such shares of Series C Preferred Stock.

The holders of the Series C Preferred Stock will be entitled to dividends of 2.5% per annum, compounded each calendar month, which are payable in arrears monthly in cash, “in kind” in the form of additional shares of Series C Preferred Stock, or in a combination thereof, at the holder’s discretion, in accordance with the terms of the Series C Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series C Certificate of Designations and described below), the Series C Preferred Stock accrues dividends at a rate of 15% per annum. Upon conversion or redemption, the holders of shares of Series C Preferred Stock will be also entitled to receive a dividend make-whole payment, assuming for calculation purposes that stated value of such Series C Preferred Stock remained outstanding through and including the date of conversion or redemption of all the shares of Series C Preferred Stock. The holders of Series C Preferred Stock will be entitled to vote with holders of the Company Common Stock on an as-converted basis, with the number of votes to which each holder of Series C Preferred Stock is entitled to be calculated as the stated value of such share of Series C Preferred Stock divided by the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) immediately preceding the Subscription Date (as defined in the Series C Certificate of Designations), subject to certain beneficial ownership limitations as set forth in the Series C Certificate of Designations.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization payments and dividend make-whole payments using shares of Company Common Stock is subject to certain limitations set forth in the Series C Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company has obtained the Series C Stockholder Approval. Further, the Series C Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Company Common Stock issuable upon conversion of the Series C Preferred Stock or as part of any amortization payment or dividend make-whole payment under the Series C Certificate of Designations.

The Series C Certificate of Designations includes certain Triggering Events (as defined in the Series C Certificate of Designations), including, among other things, the suspension from trading or failure of the Company Common Stock to be trading or listed on an Eligible Market (as defined in the Series C Certificate of Designations) for a period of five consecutive trading days and the Company’s failure to pay any amounts due to the holders of Series C Preferred Stock when due. In connection with a Triggering Event, each holder of Series C Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s shares of Series C Preferred Stock at a premium set forth in the Series C Certificate of Designations.

The Company will be subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the maturity of indebtedness, preservation of existence, maintenance of properties, maintenance of insurance, transactions with affiliates, among other matters.

There is no established public trading market for the Series C Preferred Stock and the Company does not intend to list the Series C Preferred Stock on any national securities exchange or nationally recognized trading system.

As described below, Series C Preferred Stock will be issued upon consummation of the Merger as consideration for certain outstanding shares of Series X Stock (as defined below) of REalloys and, at the option of the holders of the Additional Debenture issued in connection with the Company Financing (described below), in exchange for satisfaction of certain Company obligations under the terms of the Additional Debenture.

First Amendment to Agreement and Plan of Merger

On July 1, 2025, Blackboxstocks, Merger Sub and REalloys entered into a First Amendment to Agreement and Plan of Merger in order to reflect Blackboxstocks’ intent to conduct an at-the-market offering of its common stock, pursuant to which up to 250,000 shares of Blackboxstocks common stock may be sold and issued without affecting the calculation of Company Merger Shares (as defined in the Merger Agreement) to be issued in the Merger.

Second Amendment to Agreement and Plan of Merger

On August 22, 2025, Blackboxstocks, Merger Sub and REalloys entered into a Second Amendment to Agreement and Plan of Merger in order to delete and restate in its entirety the definition of “Permitted Transfer” in the CVR Agreement.

Third Amendment to Agreement and Plan of Merger

On December 10, 2025, Blackboxstocks, Merger Sub and REalloys entered into a Third Amendment to Agreement and Plan of Merger in order to delete and restate in its entirety the form of Option Agreement.

REalloys Financing

Securities Purchase Agreement

In connection with the Merger, REalloys entered into a Securities Purchase Agreement (the “REalloys Purchase Agreement”), dated as of March 6, 2025, with Five Narrow Lane LP (the “Buyer”), pursuant to which REalloys agreed to sell to the Buyer (i) an aggregate of 5,000 shares of REalloys’ Series X Preferred Stock, par value $0.0001 per share (the “Series X Stock”), with a stated value of $1,000 per share (the “Stated Value”) and (ii) warrants (the “REalloys Warrants”) to acquire up to 5,000,000 shares of common stock of REalloys, par value $0.0001 per share (the “REalloys Common Stock”) (collectively, the “REalloys Financing”). REalloys will also issue to the Buyer an aggregate number of shares of REalloys Common Stock representing 5.0% of the fully diluted outstanding capital of REalloys (the “Commitment Shares”), which shall be adjusted as necessary immediately prior to the consummation of the Merger to the extent that the Commitment Shares represent less than 5.0% of the fully diluted outstanding capital of REalloys. The aggregate gross proceeds from the REalloys Financing were $5,000,000 (or up to $55,000,000 if the REalloys Warrants are exercised in full for cash). REalloys expects to use the net proceeds from the REalloys Financing for general corporate purposes and for transaction expenses incurred in connection with the Merger.

The REalloys Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the REalloys Purchase Agreement were made solely for the benefit of the parties to the REalloys Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

The closing of the REalloys Financing occurred on March 10, 2025. The REalloys Financing was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The Buyer has represented to REalloys that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Series X Stock and REalloys Warrants were offered without any general solicitation by the Company or its representatives.

Certificate of Designations of Series X Preferred Stock

The terms of the Series X Stock are set forth in a certificate of designations (the “REalloys Certificate of Designations”) which was filed with the Secretary of State of Nevada prior to the closing of the REalloys Purchase Agreement. All shares of capital stock of REalloys rank pari passu or junior to the Series X Stock, with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of REalloys. At any time after issuance of the Series X Stock, to the extent (i) the Merger Agreement is terminated for any reason before the Merger is consummated and (ii) REalloys raises capital in any financing, REalloys is required to use 50% of the aggregate gross proceeds from such financing to redeem all or any portion of the Series X Stock then outstanding. The amortization payments due upon such redemption are payable by REalloys in cash at a price equal to the product of (i) 110% and (ii) the Stated Value of the shares of Series X Stock being redeemed plus any and all accrued and unpaid dividends on such shares of Series X Stock.

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

Pursuant to the Merger Agreement, each share of Series X Stock outstanding will be converted solely into the right to receive shares of the Company’s Series C Preferred Stock at a ratio of 1 to 1.

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

The closing of the Initial Debenture (the “Initial Closing”) took place on January 17, 2025. The closing of the Additional Debenture (the “Additional Closing”), was agreed to take place upon satisfaction of certain customary closing conditions outlined in the Original Purchase Agreement, including, but not limited to, the execution and delivery of (i) a Security Agreement (as further described below), (ii) a Subsidiary Guarantee (as further described below), (iii) a Registration Rights Agreement (as further described below), and (iv) a Merger Agreement (as further described below).

The Original Purchase Agreement contains customary representations, warranties, covenants, confidentiality and indemnification obligations customary for a transaction of the size and type contemplated by the Original Purchase Agreement. The Original Purchase Agreement also provides that, so long as the Debentures remain outstanding, each holder of the Securities shall have “most favored nation” status with respect to any debt or equity financing (including, without limitation, the issuance of convertible debt and equity securities of any nature) obtained by the Company.

Initial Debenture

The Initial Debenture bore interest at a rate of 7.00% per annum and matured on the earlier to occur of the date on which a definitive agreement relating to any “Merger Transaction” (as defined in the Original Purchase Agreement) (the “Merger Agreement”) was duly executed by the parties signatory thereto (the “Initial Debenture Trigger Date”) or March 15, 2025 (the “Initial Debenture Maturity Date”). At any time prior to the Initial Debenture Maturity Date, the Company could elect to prepay all or a portion of the outstanding amounts due under the Initial Debenture.

On the Initial Debenture Trigger Date, the Company agreed to pay in cash to the Purchaser of the Initial Debenture the outstanding principal amount of the Initial Debenture, together with all accrued and unpaid interest thereon, an exit fee in an amount equal to 15% of the outstanding principal amount of the Initial Debenture and any other amounts due thereunder; provided that, if the “Trigger Conditions” are satisfied as of the Initial Debenture Trigger Date, it was agreed that the Initial Debenture would be exchanged for an Additional Debenture. As defined in the Initial Debenture, “Trigger Conditions” meant (a) no event of default has occurred or is continuing or would result from the effectiveness of the Merger Transaction, (b) no event or condition has resulted in, or could be reasonably expected to cause, either individually or in the aggregate, a material adverse effect or to result in a material adverse effect from the effectiveness of the Merger Transaction, (c) the Company has executed and delivered such documents as the holder may reasonably request in connection with the exchange of the Initial Debenture for the Additional Debenture, and (d) the satisfaction of any additional covenants and conditions set forth in the Original Purchase Agreement.

The Initial Debenture also included customary negative and affirmative covenants, as well as events of default, the occurrence of which would cause the Initial Debenture to bear interest at a default rate of 18% per annum.

Amendment to Securities Purchase Agreement; A&R Initial Debenture

On January 27, 2025, the Company, the Purchaser and the Agent entered into an Amendment to Securities Purchase Agreement (the “Amendment”, and together with the Original Purchase Agreement, the “Purchase Agreement”) to, among other things, increase the aggregate principal and subscription amount of the Initial Debenture and Additional Debenture to up to $550,000 and $2,300,000, respectively. The Amendment amended certain provisions within the Purchase Agreement to reflect such increase in the aggregate principal and subscription amounts of the Debenture. On same date, the Company issued to the Purchaser an Amended and Restated Debenture due the Earlier of the Trigger Date and March 15, 2025, in the aggregate principal amount of $550,000 (the “A&R Initial Debenture”).

Additional Closing; Additional Debenture

On March 10, 2025, the Company consummated the Additional Closing (the “Additional Closing Date”). At the Additional Closing, the A&R Initial Debenture was exchanged for the Amended and Restated Senior Secured Convertible Debenture Due the Earlier of the Trigger Date and March 10, 2026 (the “Additional Debenture Maturity Date”), in the principal amount of $1,050,000, where “Trigger Date” means the date on which the transactions contemplated by the Merger Agreement are consummated, which debenture constitutes an Additional Debenture pursuant to the Purchase Agreement. The obligations of the Company under the Additional Debenture constitute senior indebtedness secured by a first priority security interest on substantially all of the assets of the Company.

The Additional Debenture bears interest at a rate of 7.00% per annum. At any time prior to the Additional Debenture Maturity Date, the Company can, upon Purchaser’s prior written consent, prepay all or a portion of the outstanding principal due under the Additional Debenture, plus (i) accrued and unpaid interest thereon, plus (ii) the exit fee, and plus (iii) all other sums, if any, that shall have become due and payable thereunder.

At any time after the original issuance date, the Additional Debenture is convertible into shares of common stock of the Company at the initial conversion price of $5.46, subject to customary adjustments for reverse splits and anti-dilution protections, provided that the conversion shall at no time be lower than the floor price of $5.00 per share.

On the Trigger Date, the Company shall, at the option of the Company, either (i) pay to the Purchaser in cash all or a portion of the principal amount of the Additional Debenture outstanding on the Trigger Date, together with all accrued and unpaid interest thereon, the exit fee and any other amounts due hereunder or (ii) issue to the Purchaser such number of shares of Series C Preferred Stock of the Company, for aggregate stated value equal to: (x) 3.0 multiplied by (y) all, or such portion, as applicable, of the principal amount of the Additional Debenture outstanding on the Tigger Date, after giving effect to any repayment pursuant to foregoing clause (i), together with all accrued and unpaid interest thereon, the exit fee and other amount due hereunder. In case the Company elects the option specified in the foregoing clause (i), the Company shall deliver on a date that is at least 5 Trading Days before such Trigger Date a written notice (a “Trigger Date Repayment Notice”) to the Purchaser of its irrevocable election to repay all or a portion of the outstanding principal amount of the Additional Debenture plus (i) accrued and unpaid interest thereon, plus (ii) the exit fee, and plus (iii) all other sums, if any, that shall have become due and payable (collectively, the “Trigger Date Repayment Amount”) for cash on the Trigger Date (the period from the date of such Trigger Date Repayment Notice to the Trigger Date, the “Repayment Period”). For the avoidance of doubt, the Purchaser may elect to convert all or a portion of the outstanding principal amount of the Additional Debenture, from time to time, prior to the Trigger Date and the Company must honor all conversions occurring by virtue of one or more Notices of Conversion of the Purchaser during the Repayment Period.

The Additional Debenture also includes customary negative and affirmative covenants, as well as events of default, the occurrence of which will cause the Additional Debenture to bear interest at a default rate of 18% per annum.

On April 24, 2025, the Additional Debenture was increased by $750,000 as a result of the Company filing a registration statement on Form S-4 in connection with the Merger. On June 18, 2025 the Additional Debenture was increased by $250,000 as an advance against the $500,000 tranche due upon the Registration Statement being declared effective by the SEC. The remaining $250,000 was funded upon the Registration Statement being declared effective by the SEC.

Registration Rights Agreement

Pursuant to the terms of the Purchase Agreement, on the Additional Closing Date, the Company and the Purchaser entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Company filed a registration statement on Form S-3 as required and the registration statement was declared effective by the SEC on May 5, 2025.

Security Agreement

Pursuant to the terms of the Purchase Agreement, on the Additional Closing Date, the Company, Blackbox.io Inc., a wholly-owned subsidiary of the Company (the “Subsidiary” or “Blackbox Operating”), and the Agent entered into a Security Agreement (the “Security Agreement”) which grants the Agent and Purchaser a first priority security interest in substantially all of the assets of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Additional Debenture. Pursuant to the Security Agreement, the Subsidiary will act as a guarantor with respect to the Company’s obligations under the Additional Debenture.

Subsidiary Guarantee

Pursuant to the terms of the Purchase Agreement, on the Additional Closing Date, our Subsidiary entered into a Subsidiary Guarantee (the “Subsidiary Guarantee”) in favor of the Purchaser, pursuant to which the Subsidiary agreed to guarantee all of the Company’s obligations under the Additional Debenture.

Placement Agent Agreement

Palladium Capital Group, LLC (the “Placement Agent”) served as our exclusive financial advisor in connection with the sale and issuance of the Additional Debenture described above, pursuant to a Placement Agent Agreement entered into by and between the Company and the Placement Agent dated as of January 10, 2025 (the “Placement Agent Agreement”). The Company agreed to pay a placement agent fee upon closing of the Debentures an amount equal to 8% of the gross proceeds from the sale of the Debentures.

Such fee was paid through the issuance of a Senior Convertible Debenture Due the Earlier of the Trigger Date and March 10, 2026 in the principal amount of up to $184,000. The Placement Agent Debenture has substantially the same terms as the Additional Debenture, except that the Placement Agent Debenture is unsecured. Palladium Capital Group will also receive a warrant equal for 33,700 shares at an exercise of $5.46 per share.

Pursuant to the Placement Agent Agreement, we issued the Placement Agent a Senior Convertible Debenture Due the Earlier of the Trigger Date and March 10, 2026 in the principal amount of up to $184,000. The Placement Agent Debenture has substantially the same terms as the Additional Debenture, except that the Placement Agent Debenture is unsecured.

Recent Updates relating to the REalloys Merger

On January 16, 2026, the SEC declared the Company’s registration statement on Form S-4 relating to the proposed Merger with REalloys Inc.

Subsequently, on January 30, 2026 the Company’s stockholders approved the following items related to the Merger:

●

pursuant to Nasdaq Listing Rule 5635(a), the issuance of shares of Blackboxstocks common stock to (i) each holder of outstanding shares of REalloys common stock and (ii) each holder of Series X Preferred Stock, upon conversion of Series C Preferred Stock, including by operation of certain anti-dilution adjustments contained therein, which will represent more than 20% of the shares of Blackboxstocks common stock outstanding immediately prior to the Merger, pursuant to the terms of the Merger Agreement, by and among Blackboxstocks, Merger Sub and REalloys and (b) pursuant to Nasdaq Listing Rules 5635(b), the change of control resulting from the transactions contemplated by the Merger Agreement, including the Merger;

●	the 2025 Long-Term Incentive Plan;
2.	an amendment to the Blackboxstocks Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 350,000,000,

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

Subscriptions for the use of the platform are sold on a monthly and/or annual subscription basis to individual consumers through our website. Educational seminars are sold on an individual basis for each class and are offered from time to time.

Our principal office is located at 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240 and our telephone number is (972) 726-9203. Our Common Stock is listed on the Nasdaq Capital Market under the symbol “BLBX.” Our corporate website is located at https://blackboxstocks.com.

Basis of Presentation

The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2025, the Company incurred an operating loss of $3,724,783 and a net loss of $4,092,609. In addition, for the year ended December 31, 2024, the Company incurred an operating loss of $3,309,064 and a net loss of $3,471,227. Cash flows used in operations totaled $3,160,133 for the year ended December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As discussed above, the Company is in the process of completing its proposed Merger with REalloys. The Company has historically been able to raise capital to fund its operations and believes that the Combined Company will have greater access to capital in order to fund the operations of Blackboxstocks and REalloys. Closing of the Merger is subject to various customary closing conditions including but not limited to approval of REalloys initial listing application by Nasdaq. There can be no assurance that the Company will be able to raise any capital or on what terms.

On January 31, 2025, the Company filed a shelf registration statement on Form S-3 for the sale of up to $50,000,000 of securities. On July 1, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time-to-time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock having an aggregate offering price of up to $5,795,000. Sales of the shares are to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As sales agent, Alexander Capital will offer the shares at prevailing market prices and will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the Shares requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. Pursuant to the Company’s ATM Agreement, it is able to sell up to $5,795,000 of the Company’s common stock of which $2,146,556 has been sold as of February 19, 2026, 2026.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2025 and through February 19, 2026, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

During the year ended December 31, 2025, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate of 4.43%, expected volatility of 153% based on the volatility of the Company’s common stock, exercise price of $3.46, and terms of 10 years.

Liquidity and Capital Resources

At December 31, 2025, the Company had cash of $39,158. The Company incurred negative cash flow from operations of $(3,160,133) for the year ended December 31, 2025 as compared to negative cash flow from operations of $(705,725) in the prior year. Cash flows used in investing activities excluding marketable securities were $0 and $(1,096,697) for the years ended December 31, 2025 and 2024, respectively, and were related primarily to the issuance of a note in 2024. Cash flows from financing for the year ended December 31, 2025 was $3,182,255 and consisted primarily of $1,990,000 of proceeds from the issuance of debentures and net proceeds from the sale of common stock under the terms of the ATM Agreement of $1,493,022. These were partially offset by payments of $290,175 for merchant cash advances.

On January 31, 2025, the Company filed a shelf registration statement on Form S-3 for the sale of up to $50,000,000 of securities. On July 1, 2025 the Company entered into the ATM Agreement with Alexander Capital. Pursuant to the ATM Agreement, the Company may from time-to-time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock having an aggregate offering price of up to $5,795,000. Sales of the shares are to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As sales agent, Alexander Capital will offer the shares at prevailing market prices and will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the shares of common stock requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. Pursuant to the ATM Agreement, it is able to sell up to $5,795,000 of the Company’s common stock of which $2,146,556 has been sold as of February 19, 2026, 2026

Although the Company has historically been able to raise capital to fund its operations, we believe that the larger market capitalization as well as the current appetite for companies in the “rare earth marketplace” will significantly increase our access to both debt and equity capital when and if the REalloys Merger closes. There can be no assurance that the Company will be able to raise capital or do so on acceptable terms.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

For the years ended December 31, 2025 and 2024, the Company’s revenue was $2,431,233 and $2,566,946, respectively. The decrease of $135,713 or 5.3% was driven primarily by a decrease in subscriptions offset by an increase in other revenue including sales of education seminars, a new revenue source for 2025. Our average subscriber count for the year ended December 31, 2025 was 2,897 or 3.4% lower than the year ended December 31, 2024. Average monthly revenue per subscriber was $68.96 per month for the year ended December 31, 2025 as compared to $71.25 for the year ended December 31, 2024. The Company changed its pricing in the fourth quarter of 2025 from a single product offered at either monthly or annual subscriptions to a matrix of products. We believe the new product matrix will allow us to attract more subscribers at entry level pricing and enable us to earn a premium for our most advances products. Gross margin for the year ended December 31, 2025 was $1,166,124 or 48.0% of revenues as compared to gross margin for the year ended December 31, 2024 of $1,129,663 or 44.0% of revenues. The increase in the gross margin percentage from 2024 to 2025 was due to lower costs on certain data feeds. The primary costs of operating our platform include data feeds of real time prices from exchanges, news feeds, personnel costs of our moderators as well as general system expenses.

For the year ended December 31, 2025, our operating expenses increased from $4,438,727 in 2024 to $5,194,414 in 2025. This increase of $755,687 or 17.0% was due to substantially higher selling, general and administrative expenses which were only partially offset by lower advertising and marketing costs. The higher selling general and administrative costs were driven by an increase in stock-based compensation of $1,365,077. Professional fees including legal and accounting increased by $216,737 due to merger related expenses and were partially offset by lower personnel costs. Software development expenses of $413,594 in 2025 were only slightly lower than 2024. Advertising and marketing expenses declined by $164,298 in 2025 as compared to 2024. 2025 Advertising and marketing expenses of $272,158 declined as we continue to seek higher returns on our digital marketing expenses while social media platforms continue to modify their systems.

For the year ended December 31, 2025, other expense was $397,826 as compared to other expense of $162,163 for the year ended December 31, 2024. The 2025 expense was comprised primarily of interest on debt raised during the year, related amortization of debt issuance costs, financing expense related to merchant cash advances, and an investment loss. These expenses were partially offset by a $93,000 gain on the settlement of advances from Evtec Aluminium Limited. For the year ended December 31, 2024 included other expense related primarily to financing costs on merchant cash advances.

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

Reconciliation of net loss to EBITDA

	Year ended December 31,
	2025	2024
Net loss	$(4,426,116)	$(3,471,227)
Adjustments:
Interest expense and financing costs	460,826	132,571
Depreciation and amortization expense	5,363	16,031
Stock based compensation	1,313,852	368,662
Total Adjustments	1,780,041	517,264
EBITDA	$(2,646,075)	$(2,953,963)

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

Gust Kepler, our principal executive officer and Robert Winspear, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2025 were effective.

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

In connection with the preparation of our annual financial statements, our principal executive officer and principal financial officer have assessed the effectiveness of internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2025, our internal controls over financial reporting were effective and there are no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal controls over financial reporting during the year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position(s) Held
Executive Officers
Gust Kepler	61	Director, President and Chief Executive Officer
Robert Winspear	60	Director, Chief Financial Officer and Secretary
Charles Smith	55	Chief Technology Officer
Non-Employee Directors
Grant Evans*	67	Director (1) (2) (3)
Keller Reid*	45	Director (1) (2) (3)
Dalya Sulaiman*	59	Director (1) (2) (3)

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

Robert Winspear, Director, Chief Financial Officer and Secretary. Mr. Winspear was appointed as a Director and our Chief Financial Officer and Secretary on September 11, 2021. Prior to joining the Company, Mr. Winspear had been the President of Winspear Investments LLC, a Dallas based private investment firm specializing in lower middle market transactions, since 2002. Winspear Investments has made investments in a wide range of industries including banking, real estate, distribution, supply chain management, mega yacht marinas and hedge funds. Mr. Winspear was Vice President, Secretary and Chief Financial Officer of Excel Corporation, a credit card processing company (formerly EXCC:OTC) from May of 2014 to June of 2017. Mr. Winspear is on the board of directors of Alpha Financial Technologies/EAM Corporation, located in Dallas, Texas and VII Peaks Co-Optivist Income BDC II, Inc. an investment management company. Mr. Winspear earned a BBA and a MPA from the University of Texas at Austin. The Company believes that Mr. Winspear’s broad experience in accounting, finance, mergers and acquisitions as well as corporate governance with public and private entities gives him the qualifications and skills necessary to serve as a director of our Company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2025, all Reporting Persons complied with all Section 16(a) filing requirements. except for a late Form 4 filing by Keller Reid on October 24, 2025 to report a sale of the Company's common stock which occurred on October 21, 2025.

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

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee’s responsibilities include, among other things: (i) selecting and retaining an independent registered public accounting firm to act as our independent auditors, setting the compensation for our independent auditors, overseeing the work done by our independent auditors and terminating our independent auditors, if necessary, (ii) periodically evaluating the qualifications, performance and independence of our independent auditors, (iii) pre-approving all auditing and permitted non-audit services to be provided by our independent auditors, (iv) reviewing with management and our independent auditors our annual audited financial statements and our quarterly reports prior to filing such reports with the SEC, including the results of our independent auditors’ review of our quarterly financial statements, and (v) reviewing with management and our independent auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements. The Audit Committee also prepares the Audit Committee report that is required to be included in our annual proxy statement pursuant to the rules of the SEC. We have adopted an Audit Committee charter which can be found on our investor website at https://blackboxstocks.com.

The Audit Committee is composed of Grant Evans (Chairman) Keller Reid and Dalya Sulaiman. The Audit Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Audit Committee met 3 times in 2025. Under the applicable rules and regulations of the Nasdaq Capital Market, each member of the Audit Committee must be considered independent in accordance with Nasdaq Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of the members is “independent” as that term is defined under applicable Nasdaq and SEC rules. The Audit Committee has at least one financial expert (as defined by 407 (d)(5)(ii) of Regulation S-K). The board has also determined that Robert Foresman meets the qualifications of an "audit committee financial expert," as defined under the applicable rules and regulations of the SEC.

Compensation Committee

The Compensation Committee is composed of Grant Evans (Chairman) Keller Reid and Dalya Sulaiman., each of whom is an independent director, as defined by Nasdaq Rule 5605(a)(2). The Compensation Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Compensation Committee met once in 2025. The Compensation Committee is empowered to advise management and make recommendations to the Board with respect to the compensation and other employment benefits of executive officers, key employees and directors of the Company. The Compensation Committee also administers the Company’s stock incentive plan for officers, directors, employees and consultants. The Compensation Committee is authorized, among other powers, to determine from time to time the individuals to whom options shall be granted, the number of shares to be covered by each option and the time or times at which options shall be granted pursuant to our stock incentive plans. We have adopted a Compensation Committee charter which can be found on our investor website at https://blackboxstocks.com.

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

Nominating and Governance Committee

The Nominating and Governance Committee is composed of Grant Evans (Chairman) Keller Reid and Dalya Sulaiman. each of whom is an independent director, as defined by Nasdaq Rule 5605(a)(2). The Nominating and Governance Committee was formed on September 11, 2021 in order for us to meet our corporate governance requirements for listing on the Nasdaq Capital Market. The Nominating and Governance Committee met once in 2025. We have adopted a Nominating and Governance Committee charter which can be found on our investor website at https://blackboxstocks.com.

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

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid to our principal executive officer and our two other most highly compensated executive officers serving during the last completed fiscal year (collectively, the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards	Total
Gust Kepler, Director, President and Chief	2025	$200,000	-	-	$200,000
Executive Officer (Principal Executive Officer)	2024	$200,000	$19,494	-	$219,494
Robert Winspear, Director, Chief Financial	2025	$200,000	-	621,000	$821,000
Officer and Secretary (Principal Financial Officer)	2024	$200,000	-	-	$200,000
Charles Smith, Chief Technology Officer	2025	$180,000	-	-	$180,000
	2024	$180,000	-	-	$180,000

(1) Reflects cash bonus payment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our Named Executives as of December 31, 2025:

		Equity Awards
		Number of Securities Underlying Unexercised awards		Exercise Price	Expiration Date
Name	Date	Exercisable	Unexercisable
Gust Kepler		0	0
Robert Winspear (1)	9-11-2021	25,000	0	$7.80	9-11-2031
Charles Smith (2)	11-29-2021	12,500	0	$13.68	11-29-2031

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards at Fiscal Year End Tables

Gust Kepler, a director and our President and Chief Executive Officer is paid an annual salary of $200,000. Mr. Kepler was paid a discretionary cash bonus of $19,494 in 2024.

Robert Winspear, a director and our Chief Financial Officer and Secretary was appointed to serve as Chief Financial Officer and Secretary on September 11, 2021. Mr. Winspear’s salary is $200,000 per year. Mr. Winspear received a stock grant of 25,000 shares at a value of $3.46 per share and a stock grant of 50,000 shares at a value of $10.69 per share during 2025. Both grants are 100% vested.

Charles Smith was appointed to serve as our Chief Technology Officer on November 29, 2021. Mr. Smith’s salary is $180,000 per year.

Employment Agreements

The Company has not entered into any other employment agreement or consulting agreement with any Named Executive or director of the Company providing for compensation and all serve at the discretion of our Board.

Compensation of Directors

Our non-employee directors are currently paid an annual cash retainer of, or equity incentives valued at, $30,000 per year ($35,000 for the audit committee chair) and receive an option grant of 5,000 shares of our common stock. Our Officers do not receive additional compensation for serving as directors.

The following table sets forth certain information with respect to the compensation paid to our non-employee directors, excluding reasonable travel expenses, for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Keller Reid (1)	0	30,000	0	0	0	30,000
Grant Evans (1)	0	35,000	0	0	0	35,000
Dalya Sulaiman (1)	15,000	15,000	0	0	0	30,000

(1) Non-employee directors receive an annual retainer of $30,000 or $35,000 payable in cash or stock. Ms. Sulaiman was paid in cash for her service through December of 2025, and Mr. Evans and Mr. Reid received grants of 10,116 and 8,671 shares of Blackboxstocks common stock, respectively, in lieu of cash. Ms. Sulaiman received 15,000 of cash and a grant of 1,434 shares

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our non-employee directors as of December 31, 2025.

Optionholder	Number of Shares of Common Stock Subject to Blackboxstocks Options	Exercise Price	Grant Date
Dalya Sulaiman	1,250	$19.84	9-11-21
Dalya Sulaiman	1,250	4.08	9-11-22
Dalya Sulaiman	1,250	2.53	11-17-23
Dalya Sulaiman	5,000	3.46	2-5-25
Sub-total	8,750
Grant Evans	5,000	3.46	2-5-25
Sub-total	5,000
Keller Reid	1,250	2.53	11-17-23
Keller Reid	5,000	3.46	2-5-25
Sub-total	6,250
Grand Total	20,000

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

Registrant’s Action to Recover Erroneously Awarded Compensation

We had no accounting restatements requiring the recovery of erroneously awarded compensation as of December 31, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan

On August 4, 2021, our Board of Directors and our stockholders approved the adoption of the 2021 Stock Incentive Plan (the “2021 Plan”) and it became effective August 31, 2021. We amended the 2021 Plan effective October 6, 2022 to increase the number of shares available for issuance from 187,500 to 312,500 and again on February 6, 2023 to increase the number of shares available for issuance from 312,500 to 612,500. Participation in the 2021 Plan will continue until all of the benefits to which the participants are entitled have been paid in full. The following table sets forth our equity compensation 2021 Plan information as of December 31, 2025.

2025 Long-Term Incentive Plan

On January 30, 2026, in connection with the REalloys Merger, our Stockholders approved the adoption of the 2025 Long-Term Incentive Plan, the ”2025 Plan”. The 2025 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of our common stock. 8,500,000 shares are available for issuance under the 2025 Plan. No awards were made during the year ended December 31, 2025 as the 2025 Plan was not yet approved by the stockholders of the Company until 2026.

Plan	Number of securities to be issued upon exercise of outstanding options and rights (1)	Weighted- average exercise price of outstanding options and rights (1)	Number of securities remaining available for issuance under equity compensation plans
2021 Stock Incentive Plan	132,625	$9.55	11,256
2025 Long-Term Incentive Plan	0	-	8,500,000
Total	132,625	$9.55	8,511,256

(1) Excludes restricted stock grants for 442,150 shares under the 2021 Plan. Because there is no exercise price associated with the restricted stock grants, such shares are not included in the weighted-average price calculation.

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series A Preferred Stock as of February 19, 2026, unless otherwise indicated, by: (1) each person known to us to be the beneficial owner of more than 5% of each class of our capital stock; (2) each director of the Company; (3) the Company’s current named executive officers and (4) all current directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 4,480,437 shares of Common Stock and 3,269,998 shares of Series A Preferred Stock outstanding as of February 19, 2026. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 5430 LBJ Freeway, Suite 1485, Dallas, Texas 75240.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class	Voting Control
Common Stock

As Individuals	Gust Kepler (2)	596,410	13.4%	*

	Robert Winspear (3)	143,250	3.2%	*

	Charles Smith (4)	40,013	*	*

	Grant Evans (6)	23,724	*	*

	Dalya Sulaiman (5)	39,396	*	*

	Keller Reid (7)	23,798	*	*

As a Group	Executive Officers and Directors as a group (6 persons)	866,591	19.5%	*

	Stephen Chiang 8 Kitchener Link City Square Residences #21-14 Singapore 207226	250,000	5.6%	*

Series A Preferred Stock
As a Group	Officers and Directors	3,269,998	100%	98.8%

As Individuals	Gust Kepler	3,269,998	100%	98.9%

*Less than 1%

(1) Beneficial ownership is calculated in accordance with the rules of the SEC in accordance with Rule 13d-3(d)(1) of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days following February 19, 2026 are deemed outstanding. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 192 shares owned by Judy Children Inheritance Trust for which Mr. Kepler serves as trustee. Excludes 3,269,998 shares of Series A Preferred Stock held by Mr. Kepler (separately noted in the table) which may be converted on a 5-for-1 share ratio (for a total of 653,999 shares of common stock) based upon the Company’s current market capitalization and the limitations provided for in our Conversion Agreement with Mr. Kepler. Each share of Series A Preferred Stock held by Mr. Kepler is entitled to 100 votes on all stockholder matters, and along with the common stock held by Mr. Kepler collectively represents approximately 56.3% of our issued and outstanding capital stock and approximately 98.8% of the voting power of our stockholders.

(3) Includes 87,000 shares owned by Winspear Investments LLC which is 100% owned by Mr. Winspear and his wife, and 6,250 shares owned by ACM Winspear Investments L.P. of which Mr. Winspear is general partner. Also includes 25,000 shares underlying a warrant exercisable by Mr. Winspear for 25,000 shares which are vested.

(4) Includes 12,500 shares underlying an option granted to Mr. Smith which are vested.

(5) Includes 8,750 shares underlying options granted to Ms. Sulaiman which are exercisable.

(6) Includes 5,000 shares underlying an option granted to Mr. Evans which are exercisable.

(7) Includes 7,500 shares underlying options granted to Mr. Reid which are exercisable.

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

Principal Accountant Fees and Services

On December 20, 2024, the Company engaged Victor Mokuolu CPA PLLC as its new independent registered public accounting firm, for the audit of the Company’s consolidated financial statements for the year ended December 31, 2025 and terminated Turner Stone & Company L.L.P.

The following table sets forth aggregate fees billed to the Company for professional services by Victor Mokuolo CPA PLLC for the years ended December 31, 2025 and 2024.:

	2025	2024
Audit Fees (1)	$82,500	$89,299
Audit-Related Fees (2)	15,000	7,500
Tax Fees (3)	2,710	5,250
All Other Fees		---
Total Fees	$100,210	$101,979

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

The following documents are filed as part of this l Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits -Need to Update

The following exhibits are filed with this Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
2.1

Agreement and Plan of Merger, dated March 10, 2025, by and among Blackboxstocks Inc., RABLBX Merger Sub, Inc., and REalloys Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2025).

2.2

First Amendment to Agreement and Plan of Merger, dated July 1, 2025, by and among Blackboxstocks Inc., RABLBX Merger Sub, Inc., and REalloys Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025).

2.3

Second Amendment to Agreement and Plan of Merger, dated August 22, 2025, by and among Blackboxstocks Inc., RABLBX Merger Sub, Inc., and REalloys Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025).

2.4

Third Amendment to Agreement and Plan of Merger, dated December 10, 2025, by and among Blackboxstocks Inc., RABLBX Merger Sub, Inc. and REalloys Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2025).

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

3.3	Certificate of Amendment to Articles of Incorporation dated effective March 9, 2016 (incorporated by reference to Exhibit 3.9 of the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2016
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

4.3	Common Stock Purchase Warrant issued to Alexander Capital, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2021)

10.1	Office Lease dated March 26, 2015 between Teachers Insurance and Annuity Association of America and G2 International, Inc. (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-4 dated effective as of January 16, 2026).
10.2

First Amendment to Office Lease dated June 12, 2015 between Teachers Insurance and Annuity Association of America and G2 International, Inc. (incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on Form S-4 dated effective as of January 16, 2026).

10.3

Second Amendment to Office Lease dated September 19, 2017 between Teachers Insurance and Annuity Association of America and Blackboxstocks, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Commission on April 17, 2018).

10.4

Assignment of Lease dated August 28, 2017 between G2 International, Inc. and Blackboxstocks Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2018).

10.5

Conversion Rights Agreement dated effective as of October 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2021).

10.6

Securities Exchange Agreement between Blackboxstocks Inc. and Evtec Group Limited dated June 9, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on June 9, 2023).

10.7

Amendment to the Amended Letter of Intent among Blackboxstocks Inc., Evtec Group Limited, Evtec Automotive Limited, and Evtec Aluminium Limited dated November 24, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 24, 2023).

10.8

Forfeiture Agreement between Blackboxstocks Inc. and Evtec Group Limited dated November 28, 2023 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on November 24, 2023).

10.9

Share Exchange Agreement dated December 12, 2023 among Blackboxstocks, Inc., Evtec Aluminium Limited, and the shareholders of Evtec Aluminium Limited (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on December 12, 2023).

10.10

Option Agreement between Blackboxstocks, Inc. and Gust Kepler (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 12, 2023 and is included as Exhibit C in the Share Exchange Agreement dated December 12, 2023).

10.11

Form of Contingent Value Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on December 12, 2023 and is included as Exhibit E in the Share Exchange Agreement dated December 12, 2023).

10.12

Contribution Agreement dated April 18, 2024, by and between Blackboxstocks Inc. and Blackbox.io Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2024).

10.13

First Amendment to Share Exchange Agreement dated July 3, 2024, by and among Blackboxstocks Inc., Evtec Aluminium Limited, and the shareholders of Evtec Aluminium Limited (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2024).

10.14

Stock Purchase Agreement dated July 1, 2024, by and between Blackboxstocks Inc., Gust Kepler and Quadrofoglio Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2024).

10.15

Convertible Loan Agreement dated July 1, 2024, between Blackboxstocks Inc. and Evtec Aluminium Limited (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2024).

10.16

Termination Agreement dated as of January 13, 2025, by and among Blackboxstocks Inc. and Evtec Aluminium Limited (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2025).

10.17

Securities Purchase Agreement dated as of January 17, 2025, between Blackboxstocks Inc. and Five Narrow Lane LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).

10.18

7.00% Senior Debenture dated January 17, 2025, issued by Blackboxstocks Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).

10.19	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).
10.20

Amendment to Securities Purchase Agreement dated as of January 27, 2025, by and among Blackboxstocks Inc. and Five Narrow Lane LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2025).

10.21

Amended and Restated Debenture Due the Earlier of the Trigger Date and March 14, 2025 dated January 27, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2025).

10.22

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

10.26

Registration Rights Agreement dated March 10, 2025, between Blackboxstocks Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.27

Security Agreement dated March 10, 2025, by and among Blackboxstocks Inc., Blackbox.io Inc. and Five Narrow Lane LP (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

10.28

Subsidiary Guarantee dated March 10, 2025, by and among the Guarantors signatory thereto and Purchasers named therein (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2025).

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2025).
21.1*	List of Subsidiaries of the Registrant
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
97.1	Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 2024).
101.1	Inline Interactive data files pursuant to Rule 405 of Regulation S-T*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

Item 16.	Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2026	BLACKBOXSTOCKS INC.

	By:	/s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Director

Date: February 23, 2026	By:	/s/ Robert Winspear
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities set forth opposite their names and on February 23, 2026.

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
Dalya Sulaiman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Blackboxstocks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blackboxstocks, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations - $4,028,290 and $3,309,064 for the years ended December 31, 2025 and December 31, 2024 respectively; and used cash in its operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Other Matters

We have served as the Company’s auditor since 2024.

Houston, Texas

February 23, 2026

PCAOB ID: 6771

Blackboxstocks Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

	December 31,
	2025	2024

Assets
Current assets:
Cash	$39,158	$17,036
Accounts receivable	20,148	7,217
Inventory	3,464	3,464
Note receivable	-	1,100,000
Prepaid expenses and other current assets	6,970	44,880
Total current assets	69,740	1,172,597

Long term assets:
Property and equipment, net	947	6,310
Right of use lease	221,380	287,783
Investments	8,394,000	8,424,000
Total long term assets	8,616,327	8,718,093

Total assets	$8,686,067	$9,890,690

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,463,102	$1,629,803
Accrued interest	92,564	1,613
Unearned subscriptions	726,208	928,203
Lease liability right of use, current	74,362	65,389
Senior secured convertible debenture, net of issuance costs	252,030	-
Convertible note payable	164,000	-
Note payable	100,000	10,592
Merchant cash advance	-	187,921
Advances payable	-	50,000
Advances payable, related party	-	101,189
Evtec advances payable	-	1,293,000
Total current liabilities	2,872,266	4,267,710

Long term liabilities:
Lease liability right of use, long term	154,423	228,785
Total long term liabilities	154,423	228,785

Commitments and contingencies

Stockholders' equity
Preferred stock (undesignated), $0.001 par value, 2,600,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 3,269,998 issued and outstanding at December 31, 2025 and 2024, respectively	3,270	3,270
Series B Convertible Preferred Stock, $0.001 par value, 2,400,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 4,309,652 and 3,538,038 issued and outstanding at December 31, 2025 and 2024, respectively	4,310	3,538
Treasury stock	(40)	-
Additional paid in capital	33,034,072	28,343,505
Accumulated deficit	(27,382,234)	(22,956,118)
Total stockholders' equity	5,659,378	5,394,195

Total liabilities and stockholders' equity	$8,686,067	$9,890,690

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc.

Consolidated Statements of Operations

For the years ended December 31, 2025 and 2024

	December 31,
	2025	2024
Revenue:
Subscriptions	$2,347,439	$2,563,257
Other revenues	83,794	3,689
Total revenues	2,431,233	2,566,946

Cost of revenues	1,265,109	1,437,283

Gross margin	1,166,124	1,129,663

Operating expenses:
Software development costs	413,594	417,944
Selling, general and administrative	4,503,299	3,568,296
Advertising and marketing	272,158	436,456
Depreciation and amortization	5,363	16,031
Total operating expenses	5,194,414	4,438,727

Operating income (loss)	(4,028,290)	(3,309,064)

Other (income) expense:
Interest expense	117,557	263
Financing costs	102,254	132,308
Amortization of debt issuance costs	241,015	-
Loss on disposition of assets	-	29,940
Gain on settlement of assets and liabilities	(93,000)	-
Other income	-	(348)
Investment loss	30,000	-
Total other (income) expense	397,826	162,163

Loss before income taxes	(4,426,116)	(3,471,227)

Income Taxes	-	-

Net loss	$(4,426,116)	$(3,471,227)

Weighted average number of common shares outstanding - basic and diluted	3,796,373	3,376,407

Net loss per share - basic and diluted	$(1.17)	$(1.03)

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2025 and 2024

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

Balances, December 31, 2023	-	$-	3,269,998	$3,270	-	$-	3,223,015	$3,223	$(27,650)	$26,802,808	$(19,484,891)	$7,296,760

Retirement of treasury stock	-	-	-	-	-	-	(10,607)	(11)	27,650	(27,639)	-	-

Forfeiture of shares	-	-	-	-	-	-	(10,000)	(10)	-	10	-	-

Stock based compensation	-	-	-	-	-	-	23,130	23	-	368,639	-	368,662

Issuance of stock for cash	-	-	-	-	-	-	312,500	313	-	1,199,687	-	1,200,000

Net loss	-	-	-	-	-	-	-	-	-	-	(3,471,227)	(3,471,227)

Balances, December 31, 2024	-	$-	3,269,998	$3,270	-	$-	3,538,038	$3,538	$-	$28,343,505	$(22,956,118)	$5,394,195

Shares issued to treasury	-	-	-	-	-	-	39,724	40	(40)	-	-	-

Stock based compensation	-	-	-	-	-	-	164,287	164	-	1,364,913	-	1,365,077

Issuance of stock for cash	-	-	-	-	-	-	210,000	210	-	1,492,812	-	1,493,022

Issuance of stock for financing costs	-	-	-	-	-	-	15,000	15	-	49,635	-	49,650

Issuance of stock for conversion of debt	-	-	-	-	-	-	326,658	327	-	1,783,223	-	1,783,550

Issuance of stock for cashless exercise of options and warrants	-	-	-	-	-	-	15,945	16	-	(16)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(4,426,116)	(4,426,116)

Balances, December 31, 2025	-	$-	3,269,998	$3,270	-	$-	4,309,652	$4,310	$(40)	$33,034,072	$(27,382,234)	$5,659,378

The accompanying footnotes are an integral part of these consolidated financial statements.

Blackboxstocks Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,426,116)	$(3,471,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,363	16,031
Amortization of note discount and issuance costs	241,015	-
Financing costs	102,254	132,308
Shares issued for financing costs	49,650	-
Stock based compensation	1,365,077	368,662
Right of use lease	1,014	(1,474)
Gain on settlement of other liabilities and note receivable	(93,000)	-
Loss on disposition of assets	-	29,940
Other income	-	(348)
Investment loss	30,000	-
Changes in operating assets and liabilities:
Accounts receivable	(12,931)	10,995
Other receivable	-	475,000
Prepaid expenses and other current assets	37,910	(9,719)
Accounts payable	(198,136)	667,229
Accrued interest	90,951	-
Unearned subscriptions	(201,995)	(367,311)
Advances payable	(50,000)	50,000
Advances payable, related party	(101,189)	101,189
Evtec advances payable	-	1,293,000
Net cash used in operating activities	(3,160,133)	(705,725)

Cash flows from investing activities:
Purchase of marketable securities	-	(9,273)
Sale of marketable securities	-	12,576
Issuance of note receivable	-	(1,100,000)
Net cash provided by (used in) investing activities	-	(1,096,697)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,493,022	1,200,000
Proceeds from issuance of senior secured convertible debenture	1,990,000	-
Proceeds from merchant cash advance	-	397,750
Principal payments on notes payable	(10,592)	(29,022)
Payments on merchant cash advance	(290,175)	(221,967)
Net cash provided by (used in) financing activities	3,182,255	1,346,761

Net increase (decrease) in cash	$22,122	$(455,661)
Cash - beginning of year	17,036	472,697
Cash - end of year	$39,158	$17,036

Supplemental disclosures:
Interest paid	$1,590	$264
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Discount on note payable	$60,000	$-
Discount on note payable from fees payable	$195,435	$-
Fees payable settled through convertible note payable	$164,000	$-
Note payable issued on settlement of other liabilities and note receivable	$100,000	$-
Issuance of stock for conversion of senior secured convertible debenture	$1,783,550	$-
Retirement of treasury stock	$-	$27,650

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

Going Concern. The accompanying financial statements have been prepared in assumption of the continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. For the year ended December 31, 2025, the Company incurred an operating loss of $4,028,290 and a net loss of $4,426,116. In addition, for the year ended December 31, 2024, the Company incurred an operating loss of $3,309,064 and a net loss of $3,471,227. Cash flows used in operations totaled $3,160,133 for the year ended December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On March 10, 2025, the Company entered into an Agreement and Plan of Merger with RABLBX Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of the Company and REalloys Inc., a Nevada corporation, as further described in Note 9. The Company believes that REalloys Inc. will be able to raise substantial capital and already has completed a financing that will provide $5,000,000 upon completion of the Merger. Closing of the Merger is subject to various customary closing conditions including but not limited to, approval of REalloys Inc. initial listing application by Nasdaq.

In addition, the Company entered into a Securities Purchase Agreement with Five Narrow Lane LP, on January 17, 2025 (which was later amended on January 27, 2025, pursuant to which the Company issued Five Narrow Lane LP debentures in the aggregate principal amount of $2,300,000 (the “Purchase Agreement”). $2,050,000 of the financing was received during the year ended December 31, 2025 and the balance was received in February of 2026.

The Company has historically been able to raise capital in order to fund its operations and on January 31, 2025, the Company filed a registration statement on Form S-3 for the sale of up to $50,000,000 of securities. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75,000,000. On July 1, 2025 the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time to time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of up to $5,795,000. Sales of the Shares, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As sales agent, Alexander Capital will offer the Shares at prevailing market prices and will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the Shares requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. As of February 19, 2026, the Company has raised gross proceeds of $2,146,556 under the ATM Agreement from the sale of 254,695 shares of its common stock.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

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

Additionally, the Company receives revenue from the sale of education classes which are generally delivered as webinars. Revenues from these classes are recognized when the classes are held. The Company also receives revenues from commissions and the sale of promotional products which are presented as other revenues on the accompanying statements of operations. Commission revenues are recognized as they are earned and revenues from the sale of promotional products are recognized upon shipment.

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

The Company had total potential additional dilutive securities outstanding at December 31, 2025 and 2024, as follows.

	2025	2024
Series A Convertible Preferred Shares	3,269,998	3,269,998
Conversion rate	0.2	0.2
Common shares after conversion	654,000	654,000
Option shares	132,625	144,125
Warrant shares	100,245	88,510

Senior secured convertible debenture	$266,450	-
Convertible note	$164,000	-
Conversion rate	$5.46	-
Shares if converted	78,837	-

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

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

On June 9, 2023, the Company entered into a Securities Exchange Agreement (the Securities Exchange Agreement”) with Evtec Group whereby the Company issued 2,400,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”) in exchange for 4,086 preferred shares of Evtec Group. Upon conversion of the Series B Stock, the 2,400,000 shares would represent approximately 43% of the total common shares outstanding. The Evtec Group preferred shares were convertible into common shares of Evtec Group on a one-for-one basis upon a change in control or the listing of Evtec Group on Nasdaq or the London Stock Exchange. The preferred shares of Evtec Group were converted into common shares representing approximately 13% of Evtec Group.

Evtec Group entered into a Forfeiture Agreement with the Company dated November 28, 2023 pursuant to which Evtec Group forfeited all of its right, title and interest in and to the 2,400,000 shares of Series B Stock acquired by Evtec Group. The Company has no obligation to make any payment to Evtec Group, in cash or otherwise, for any such Series B Stock that are so forfeited. The shares of Series B Stock forfeited by Evtec Group were cancelled as of the date of the Forfeiture Agreement. In addition, Evtec Group converted the Evtec Group preferred shares held by the Company into 4,086 ordinary shares.

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

On November 11, 2025 Evtec Group entered into a share exchange agreement with Evtec Group Holdings Limited (“Holdings”) whereby Evtec Group as well as two affiliated entities Evtec Aluminium Limited and JVM Castings Limited reorganized via share exchange agreements so that Holdings owned 100% of each of the three affiliated companies. The Company received 52,009 shares of Holdings representing approximately 5.2% of the outstanding shares. In connection with the share exchange, the Evtec Group shares were valued at approximately $11,992,000 based on the its ownership of Holdings and an estimated public valuation of Holdings of $230,565,000. Holdings terminated its plan to list as a public company and as a result, Blackboxstocks has applied a discount for lack of marketability to its investment of 30%. The Company recorded the shares of Holdings at $8,394,000 and recorded loss of $30,000 on the transaction.

The investment was reviewed for impairment as of December 31, 2025.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

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

Prior to the Termination Agreement, Evtec provided $1,293,000 of financial support to the Company. On August 13, 2025, the Company and Evtec entered into a settlement agreement whereby Evtec and the Company would cancel the $1,150,000 note due by Evtec, the $1,293,000 advance due by the Company in return for a $100,000 note from Blackbox.io to Evtec due in June 2026 (see Note 8).

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2025, the Company issued 37,500 shares of common stock valued at $155,525 for services.

During the year ended December 31, 2025, the Company issued 15,000 shares of common stock valued at $49,650 for financing costs.

During the year ended December 31, 2025, the Company issued 10,610 shares of common stock for the cashless exercise of options.

During the year ended December 31, 2025, the Company issued 5,335 shares of common stock for the cashless exercise of warrants.

During the year ended December 31, 2025, the Company issued 326,658 shares of common stock for the conversion of $1,783,533 of the Senior Secured Debenture (See Note 8).

On July 1, 2025 the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time to time issue and sell to or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of up to $5,795,000. Sales of the Shares, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As sales agent, Alexander Capital will offer the Shares at prevailing market prices and will use its commercially reasonable efforts, consistent with its sales and trading practices, to sell on the Company’s behalf all of the Shares requested to be sold by the Company, subject to the terms and conditions of the ATM Agreement. As of December 31, 2025, the Company has raised gross proceeds of $1,493,022 from the ATM from the sale of 210,000 shares of its common stock and incurred $99,878 in expenses including fees of Alexander Capital and legal fees.

5. Warrants to Purchase Common Stock

During the year ended December 31, 2025, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate of 3.96%, expected volatility of 150% based on the volatility of the Company’s common stock, exercise price of $5.46, and terms of 5 years.

During the year ended December 31, 2025, the Company issued a warrant for the purchase of 33,700 shares related to financing costs. The warrant, valued at $233,010, vested at issuance.

The following table presents the Company’s warrants as of December 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2023	109,584	$13.25	3.53
Issued	-	$-	-
Forfeited	(21,074)	$7.80	-
Exercised	-	$-	-
Warrants as of December 31, 2024	88,510	$14.54	3.26
Issued	33,700	$5.46	5.00
Forfeited	(8,814)	$7.80	-
Exercised	(13,151)	$16.10	-
Warrants as of December 31, 2025	100,245	$13.19	3.58

During the years ended December 31, 2025 and 2024, stock based compensation related to warrants totaled $233,000 and $85,016, respectively.

At December 31, 2025, warrants for the purchase of 100,245 shares were vested and no warrants remained unvested.

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

During the year ended December 31, 2025, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate of 4.43%, expected volatility of 153% based on the volatility of the Company’s common stock, exercise price of $3.46, and terms of 10 years.

During the year ended December 31, 2024, 23,130 shares of restricted common stock were granted. The restricted shares, valued at $92,850, were vested at issuance.

During the year ended December 31, 2025, 164,287 shares of restricted common stock valued at $1,365,077 were granted. The restricted common stock all vested during 2025. Approximately 77,500 restricted shares issued were not covered by 2021 Plan including 50,000 shares of restricted common stock valued at $534,450 issued to Robert Winspear, CFO.

The following table presents the Company’s options as of December 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2023	215,625	$8.97	8.37
Issued	-	$-	-
Forfeited	(71,500)	$6.03	6.56
Exercised	-	$-	-
Options as of December 31, 2024	144,125	$9.09	7.35
Issued	15,000	$3.46	10.00
Forfeited	-	$-	-
Exercised	(26,500)	$3.65	8.50
Options as of December 31, 2025	132,625	$9.54	6.45

During the years ended December 31, 2025 and 2024, stock based compensation related to options totaled $51,222 and $190,796, respectively.

At December 31, 2025, options to purchase 132,625 shares were vested and no options remained unvested.

7. Related Party Transactions

As noted in Note 4, on July 1, 2024 Mr. Kepler purchased 25,000 shares of common stock at a price of $4.00 per share in connection with the Stock Purchase Agreement.

During 2024, Mr. Kepler forfeited 10,000 shares of common stock. The shares were subsequently retired and added back to authorized but unissued shares.

During the years ended December 31, 2025 and 2024, Mr. Kepler advanced the Company approximately $360,000 and $101,000, respectively. At December 31, 2025, and 2024, advances totaling approximately $-0- and $101,000, respectively, remained due to Mr. Kepler.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

8. Debt

Senior Secured Debenture

The Company entered into a Securities Purchase Agreement dated with Five Narrow Lane LP (“FNL”), on January 17, 2025 which was later amended on January 27, 2025 (the “Purchase Agreement”), pursuant to which the Company agreed to issue, and Five Narrow Lane LP agreed to purchase, debentures (defined therein as the “Additional Debentures”). The Purchase Agreement provides for financing of up to an aggregate principal amount of $2,300,000 of which $2,050,000 has been received. In addition, pursuant to the terms of the Additional Debenture, upon consummation of the Merger, the Company shall, at its option, either (i) pay FNL in cash the entire principal amount of the Additional Debenture then outstanding, together with all accrued and unpaid interest thereon, the exit fee and any other amounts due thereunder, or (ii) issue to FNL such number of shares of Series C Convertible Preferred Stock, par value $0.001 per share, to be established by the Company upon closing of the Merger (the “Series C Stock”) for aggregate stated value equal to (x) 3.0 multiplied by (y) the entire principal amount of the Additional Debenture then outstanding, together with all accrued and unpaid interest thereon, the exit fee and other amounts due thereunder. The Company has filed a registration statement (the “Resale Registration Statement”) with the SEC registering the resale of common stock underlying the Additional Debenture (the “Resale Securities”) which was declared effective by the SEC on May 5, 2025. Pursuant to the terms of the Merger Agreement, (i) any REalloys Warrants outstanding at the effective time of the Merger will be assumed by the Company and (ii) shares of Series X Stock issued by REalloys will be exchanged for shares of Series C Stock of the Company on a one-to-one basis. Shares underlying the REalloys Warrants and the Series C Stock will be registered pursuant to the Merger Registration Statement. Prior to the Merger, the Additional Debenture is convertible into common stock at a conversion price of $5.46 per share. As of December 31, 2025, FNL had converted $1,783,550 of the Additional Debenture into 326,658 shares of common stock.

The Company incurred issuance costs of approximately $255,000 related to the Additional Debentures, which are being amortized over the life of the Additional Debentures.

The Additional Debentures are secured by substantially all of the assets of the Company, including its wholly owned subsidiary, and contains customary negative and affirmative covenants. The Company was in compliance with these covenants at December 31, 2025. The Additional Debentures mature on the earlier of March 10, 2026, or the date on which the Merger with REalloys is completed. Subsequent to December 31, 2025, FNL issued the remaining tranche of $250,000 due upon the effectiveness of the registration statement on Form S-4. In addition, subsequent to December 31, 2025, FNL redeemed all of the remaining principal and accrued interest for the Additional Debentures.

Convertible Note Payable

In connection with the Senior Secured Debenture with FNL, the Company incurred issuance costs of $164,000 payable to Palladium Capital Group (“Palladium”), the placement agent. The Company and Palladium entered into a 7% convertible note payable to settle the issuance costs. The convertible note, has a present conversion price $5.46 per share of common stock, matures on the earlier of January 17, 2026, or the effective date of the Merger. This note was also redeemed subsequent to December 31, 2025.

Note Payable

On May 1, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), the Company received a loan of $130,200. The loan carries an interest rate of 1% and an initial maturity of May 1, 2022. During August 2021, the Company received partial loan forgiveness from the SBA reducing the principal balance of the note to $96,795. During December 2021, the terms of the note were amended to carry an interest rate of 1% and mature on May 4, 2025. As of December 31, 2025 and 2024, the unpaid balance of the note totaled $-0- and $10,592, respectively.

Merchant Cash Advances

On May 28, 2024, the Company entered into a merchant cash advance agreement with proceeds totaling $198,500 and total future receivables purchased totaling $272,000. On September 27, 2024, the Company entered into a merchant cash advance agreement with proceeds totaling $99,250 and total future receivables purchased totaling $136,000. On October 31, 2024, the Company entered into a merchant cash advance agreement with proceeds totaling $268,000 and total future receivables purchased totaling $228,480. The merchant cash advances are to be repaid through 28 weekly payments of $9,714, $4,857, and $8,160, respectively. The finance expense for the advances has been calculated using the effective interest rate method.

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

As of December 31, 2025 and 2024, the unpaid balance of the merchant cash advances totaled $-0- and $187,921, respectively.

Advance

On December 30, 2024, the Company received an advance totaling $50,000 from an unrelated third party. The advance was unsecured, bears no interest, and had no stated maturity date. The advance was repaid during the year ended December 31, 2025.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

9. Commitments and Contingencies

Leases

The Company leases approximately 2,685 square feet of office space in Dallas Texas pursuant to an office lease with Teachers Insurance and Annuity Association of America that expires on September 30, 2028. During the year ended December 31, 2025, the Company’s rental expenses totaled approximately $140,000.

The table below shows the future lease payment obligations:

Year Ending December 31,	Amount
2026	$93,136
2027	95,150
2028	72,495
Total remaining lease payments	$260,781
Less: imputed interest	(31,996)
Present Value of remaining lease payments	$228,785

Current	$74,362
Noncurrent	$154,423

Weighted-average remaining lease term (years)	2.17
Weighted-average discount rate	10.00%

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

Legal

From time to time in the normal course of business, the Company may be party to lawsuits or other claims. None such matters are expected to have a material impact on the Company’s financial position or results of operations.

Blackboxstocks Inc.

Notes to Consolidated Financial Statements

10. Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts are calculated for income tax purposes. The provision (benefit) for income taxes for the years ended December 31, 2025, and 2024, assumes a statutory 21%, effective tax rate for federal income taxes.

	2025	2024
Federal tax statutory rate	21%	21%
Temporary differences	0%	0%
Permanent differences	-8%	-2%
Valuation Allowance	-13%	-19%
	0%	0%

The Company had deferred income tax assets as of December 31, 2025, and 2024, as follows:

	2025	2024
Deferred Tax Assets
Net operating loss carryforwards	$5,313,000	$4,384,000
Temporary differences	9,000	9,000
Permanent differences	(1,064,000)	(714,000)
Valuation allowance	(4,258,000)	(3,679,000)
Net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $579,000 and $648,000 in the fiscal years ending December 31, 2025, and 2024, respectively.

At December 31, 2025, the Company had approximately $20,278,000 in federal net operating loss carryforwards, substantially all of which are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

As of December 31, 2025, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The tax return for the fiscal year ended December 31, 2025, has not yet been filed.

11. Subsequent Events

On January 16, 2026, the SEC declared the Company’s registration statement on Form S-4 relating to the proposed Merger with REalloys Inc. effective.

On January 30, 2026 the Company’s stockholders approved the following items related to the Merger:

●

pursuant to Nasdaq Listing Rule 5635(a), the issuance of shares of Blackboxstocks common stock to (i) each holder of outstanding shares of REalloys common stock and (ii) each holder of Series X Preferred Stock, upon conversion of Series C Preferred Stock, including by operation of certain anti-dilution adjustments contained therein, which will represent more than 20% of the shares of Blackboxstocks common stock outstanding immediately prior to the Merger, pursuant to the terms of the Merger Agreement, by and among Blackboxstocks, Merger Sub and REalloys and (b) pursuant to Nasdaq Listing Rules 5635(b), the change of control resulting from the transactions contemplated by the Merger Agreement, including the Merger;

●	the 2025 Long-Term Incentive Plan;

●	an amendment to the Blackboxstocks Articles to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 350,000,000,

On January 20, 2026, the Company received the final $250,000 from FNL pursuant to the Securities Purchase Agreement. In addition, the entire remaining principal of $516,450 (including the $250,000 issued in January of 2026) plus accrued interest of $80,420 was converted into 109,318 shares of common stock. The convertible note payable in the amount of $164,000 was increased to $184,000 in connection with the receipt of the final $250,000 under the Securities Purchase Agreement and was subsequently converted into 35,502 shares of common stock including $9,837 of accrued interest.

Between January 1, 2026 and February 19, 2026, the Company raised an additional $534,690 of gross proceeds under the ATM Agreement bringing the total amount raised to $2,146,556.