Form 10-Q
period 2026-03-31
REALLOYS INC.
filed 2026-05-20
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number 001-41051
_________________________
REALLOYS INC.
(Exact name of registrant as specified in its charter)
_________________________

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7280 W. Palmetto Park Rd., Suite 302N Boca Raton, FL	33433
(Address of Principal Executive Offices)	(Zip Code)
972-726-9203
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALOY	The Nasdaq Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The registrant had outstanding 61,213,498 shares of common stock as of May 15, 2026.

EXPLANATORY NOTE

On March 10, 2025, REalloys Inc .(formerly known as Blackboxstocks Inc., “Blackboxstocks”; “REalloys” or the “Company”) and its wholly owned subsidiary, RABLBX Merger Sub, Inc., (“RABLBX”), entered into an Agreement and Plan of Merger, as amended by that certain Amendment No. 1 (“Amendment No. 1”), dated as of July 1, 2025, Amendment No. 2 (“Amendment No. 2”), dated as of August 22, 2025, and Amendment No. 3 (“Amendment No. 3”) dated as of December 10, 2025 (collectively, the “Merger Agreement”), with REalloys Solutions Inc. (formerly known as REalloys Inc.; “Private REalloys”). In accordance with the Merger Agreement, RABLBX merged with and into Private REalloys, with Private REalloys surviving as a wholly owned subsidiary of the Company. On February 24, 2026, (i) pursuant to an amendment to its Articles of Incorporation, the Company changed its name from “Blackboxstocks Inc.” to “REalloys Inc.”, (ii) pursuant to an amendment to its Articles of Incorporation, Private REalloys changed its name to “REalloys Solutions Inc.”, and (iii) REalloys and RABLBX filed the Certificate of Merger with the State of Nevada (the “Merger”). On February 24, 2026, the Merger closed (the “Closing” and such date, the “Closing Date”).

The information in this Quarterly Report on Form 10-Q (the “Quarterly Report”) reflects the consummation of the Merger.

REalloys, Inc. and Subsidiaries

Part I - Financial Information
Item 1. Financial Statements
REalloys, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$42,548	$2,824
Restricted cash	7,500	-
Accounts receivable, net of allowance for credit losses of $0	1,253	730
Inventory	3	-
Prepaid expenses	19,794	34,987
Project deposits	2,400	-
Total current assets	73,498	38,541

Non-current assets:
Goodwill	2,077	2,077
Intangible assets, net	1,257	1,316
Mineral Properties	50,532	50,532
Machinery and equipment, net	306	321
Operating lease right-of-use asset, net	789	602
Investments	2,000	-
Total non-current assets	56,961	54,848

Total assets	130,458	93,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	5,004	3,433
Deposit Liability	7,500	-
Accrued expenses, related party	700	610
Unearned subscriptions	630	-
Current portion of operating lease liabilities	278	2
Other notes payable	317	-
Note payable, related party	144	94
SAFE liability, related party	-	1,320
SAFE liability	-	1,695
Total current liabilities	14,573	7,154

Non-current liabilities:
Contingent consideration	-	34,561
Deferred tax liability	13,644	13,644
Long-term debt	154	154
Long-term operating lease liabilities	518	536
Total non-current liabilities	14,316	48,895

Total liabilities	28,890	56,049

Mezzanine equity
Series C redeemable preferred stock, $0.001 par value; 15,000 shares authorized, 0 and 684 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	1,506

Stockholders’ equity
Series A preferred stock, $0.001 par value; 3,269,998 shares authorized, 3,269,998 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 61,214,537 and 49,293,557 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	60	12
Additional paid in capital	289,348	116,946
Accumulated deficit	(187,843)	(81,125)
Total Stockholders’ equity	101,568	35,834
Total liabilities and Stockholders’ equity	$130,458	$93,389
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Share and per share amounts have been retroactively restated to reflect the 0.4129 exchange ratio applied in the February 24, 2026 reverse recapitalization. Series X Preferred Stock is no longer presented as a separate class of equity in these unaudited condensed consolidated statements of mezzanine equity and stockholders' equity, as all such amounts have been reflected on a retrospective basis consistent with the recapitalization presentation. See Note 4.

REalloys, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Net Revenues	$706	$-
Operating expenses:
Cost of sales	299	-
Software development costs	34	-
General and administrative	85,402	867
Advertising and marketing	2,541	-
Depreciation and amortization	87	-
Total operating expenses	88,363	867

Loss from operations	(87,657)	(867)

Interest expense	8	91
Change in fair value of contingent consideration	3,439	784
Impairment expense	6,394	-
Accretion of discount on issuance of Series C Preferred Stock	9,220	-
Total other expense	19,061	875

Net loss	(106,718)	(1,742)

Basic and diluted net loss per share	(1.98)	(0.05)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	53,954,052	32,593,867

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Share and per share amounts have been retroactively restated to reflect the 0.4129 exchange ratio applied in the February 24, 2026 reverse recapitalization. Series X Preferred Stock is no longer presented as a separate class of equity in these unaudited condensed consolidated statements of mezzanine equity and stockholders' equity, as all such amounts have been reflected on a retrospective basis consistent with the recapitalization presentation. See Note 4.

REalloys, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) (Unaudited)
(In thousands, except share data)

Three Months Ended March 31, 2026

	Series C Preferred Shares		Series A Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2025	2,000	$1,506	-	-	119,383,766	$12	$116,976	$(81,125)	$35,863
Retroactive application of recapitalization	(1,316)	-	-	-	(70,090,209)	37	(37)	-	-
Adjusted balances, as of December 31, 2025	684	1,506	-	-	49,293,557	49	116,939	(81,125)	35,863
Issuance of Preferred Stock for cash	4,442	2,600	3,269,998	3	-	-	-	-	3
Commitment shares issued for cash	-	-	-	-	1,077,353	1	-	-	1
Issuance of Common Stock under SAFE	-	-	-	-	160,606	-	3,015	-	3,015
Common stock issued at Blackboxstocks Inc. merger	-	-	-	-	4,480,437	4	6,230	-	6,234
Conversion of Special Warrants	-	-	-	-	2,093,664	2	37,998	-	38,000
Issuance of Common Stock, net of offering costs	-	-	-	-	2,702,702	3	47,008	-	47,011
Accretion of discount on issuance of Series C preferred stock	-	9,220	-	-	-	-	-	-	-
Conversion of Series C preferred stock	(5,126)	(13,326)	-	-	1,374,018	1	13,325	-	13,326
Exercise of stock options	-	-	-	-	32,200	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	64,830	-	64,830
Imputed interest treated as a capital contribution	-	-	-	-	-	-	3	-	3
Net loss — Q1 2026	-	-	-	-	-	-	-	(106,718)	(106,718)
Balances as of March 31, 2026	-	$-	3,269,998	3	61,214,537	$60	$289,348	$(187,843)	$101,568
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Share and per share amounts have been retroactively restated to reflect the 0.4129 exchange ratio applied in the February 24, 2026 reverse recapitalization. Series X Preferred Stock is no longer presented as a separate class of equity in these unaudited condensed consolidated statements of mezzanine equity and stockholders' equity, as all such amounts have been reflected on a retrospective basis consistent with the recapitalization presentation. See Note 4.

Three Months Ended March 31, 2025

	Series C Preferred Shares		Series A Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2024	-	-	-	-	76,500,000	8	213	(5,449)	(5,228)
Retroactive application of recapitalization	-	-	-	-	(44,913,150)	24	(24)	-	-
Adjusted balances, as of December 31, 2024	-	-	-	-	31,586,850	32	189	(5,449)	(5,228)
Issuance of common stock for acquisition of business	-	-	-	-	5,780,600	6	4,833	-	6
Issuance of preferred stock and common stock for cash	413	-	-	-	2,064,500	2	769	-	771
Issuance of common shares for services	-	-	-	-	1,858,050	-	-	-	-
Imputed interest treated as a capital contribution	-	-	-	-	-	-	91	-	91
Net loss	-	-	-	-	-	-	-	(1,742)	(1,742)
Balances as of March 31, 2025	413	$-	-	-	41,290,000	$40	$5,882	$(7,191)	$(1,269)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Share and per share amounts have been retroactively restated to reflect the 0.4129 exchange ratio applied in the February 24, 2026 reverse recapitalization. Series X Preferred Stock is no longer presented as a separate class of equity in these unaudited condensed consolidated statements of mezzanine equity and stockholders' equity, as all such amounts have been reflected on a retrospective basis consistent with the recapitalization presentation. See Note 4.

REalloys Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025

Net loss	$(106,718)	$(1,742)

Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense	3	91
Change in operating lease ROU assets	82	-
Depreciation and amortization expense	87	-
Accretion of discount on preferred stock	9,220	-
Stock-based compensation expense	81,771	-
Change in fair value of contingent consideration	3,439	784
Impairment of investment	6,394	-

Change in operating assets and liabilities:
Prepaid expenses	(4,118)	-
Accounts payable and accrued expenses	(169)	516
Accounts receivable	(523)	-
Operating lease liability	(18)	-
Net cash used in operating activities	(10,550)	(352)

Cash flows from investing activities
Cash acquired in reverse recapitalization	398	-
Purchase of fixed assets	(2)	-
Net cash provided by investing activities	396	-

Cash flows from financing activities
Proceeds from notes payable	217	-
Proceeds from notes payable, related party	50	-
Proceeds from SAFE Liability	-	100
Payment of deferred cash consideration	-	(139)
Proceeds from share subscription liability	7,500	-
Proceeds from public offering of common stock	47,011	880
Proceeds from issuance of Series C Preferred Stock	2,600	-
Net cash provided by financing activities	57,378	841

Net increase in cash and restricted cash	47,224	490
Cash and restricted cash, beginning of period	2,824	113
Cash and restricted cash, end of period	50,048	603

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of a business	-	$3,545
SAFE liabilities converted to equity	3,015	$-
Special Warrants converted to equity	38,000	$-
Common stock issued	48	$-
Net assets acquired in recapitalization	6,234	$-
Conversion of Series C Preferred Stock	13,327	$-
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Share and per share amounts have been retroactively restated to reflect the 0.4129 exchange ratio applied in the February 24, 2026 reverse recapitalization. Series X Preferred Stock is no longer presented as a separate class of equity in these unaudited condensed consolidated statements of mezzanine equity and stockholders' equity, as all such amounts have been reflected on a retrospective basis consistent with the recapitalization presentation. See Note 4.

REalloys, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except as noted and share and per share amounts)

Note 1 – Description of Business and Basis of Presentation

Description of Business

REalloys, Inc. (the “Company” or “REalloys”) is a development-stage company building a North American integrated rare earth to high-performance neodymium iron boron (“NdFeB”) magnet materials and magnet supply chain focused on meeting the demands of the protected markets of the United States, which includes the U.S. National Defense Stockpiles (“NDS”), Defense Industrial Base (“DIB”), Nuclear Industrial Base (“NIB”), robotics, electric aviation, and critical infrastructure industries. The Company trades on The Nasdaq Capital Market under the ticker symbol “ALOY.”

The Company has adopted a structured approach to building its North American rare earth to high performance NdFeB magnet materials and magnet supply chain through producing magnet materials and magnets that meet the performance requirements of US Protected Markets clients and building capacity to meet the demand of US Protected Market clients on a timetable to meet such demand

In line with this strategy, the Company initially acquired 100% of Strategic Metals Development Inc., on May 29, 2024, which owns 100% of the Hoidas Lake Rare Earth Element Project in Saskatchewan, Canada, which comprises 14 contiguous mineral claims totaling 12,522 hectares. The Company believes that the Hoidas Lake project has the potential to be a long-term North American source of rare earth materials as a primary feedstock for its magnet materials and integrated supply chain.

The Company also acquired PMT Critical Metals Inc. (“PMTCM”), on March 31, 2025, which became a wholly owned subsidiary, and which operates the Euclid Magnet Facility in Euclid, Ohio. The Euclid Magnet Facility produces rare earth metals and magnet materials for the Defense Logistics Agency, the U.S. Department of Energy’s AMES National Laboratory and industry clients, and the Company intends to expand production capacity to meet a portion of U.S. protected market demand.

The Company is continuing to evaluate additional opportunities to strengthen its integrated North American magnet and magnet materials supply chain and improve resiliency, capabilities and capacity.

Reverse Recapitalization

On February 24, 2026, the Company completed a reverse recapitalization transaction with Blackboxstocks Inc. (“Blackbox”) pursuant to the Agreement and Plan of Merger, as amended. For accounting purposes, REalloys was determined to be the accounting acquirer. The transaction was not a business combination under ASC 805 because substantially all of the fair value of Blackbox’s gross assets was concentrated in its developed technology platform. Accordingly, the transaction was accounted for as a reverse recapitalization: Blackbox’s assets and liabilities were recorded at their historical carrying values; no goodwill or intangible assets were recognized in connection with the transaction; the historical financial statements of REalloys became those of the combined entity; and the equity structure was retroactively restated to reflect the legal capital structure of Blackbox.

Following the close of the transaction, former REalloys stockholders owned approximately 92.2% of the outstanding common stock of the combined company, with former Blackbox stockholders owning approximately 7.8%. The Company commenced trading on The Nasdaq Capital Market under the symbol “ALOY” on February 25, 2026.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC applicable to interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The unaudited Condensed Consolidated Financial Statements include the accounts of REalloys, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company's Current Report on Form 8-K/A filed on May 12, 2026, and in Blackbox's Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2 – Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the audited financial statements included in the Company's Current Report on Form 8-K/A filed on May 12, 2026 (amending the Current Report on Form 8-K filed on February 25, 2026), and in Blackbox's Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated by reference into such Current Reports. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026 except as described below.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, accounting for the reverse recapitalization transaction, the valuation of equity instruments and stock-based compensation, the assessment of the recoverability of long-lived assets, including mineral properties, and the evaluation of the Company’s ability to continue as a going concern.

The accounting for payments under the Saskatchewan Research Council (SRC) arrangements requires judgment in determining whether amounts should be recorded as prepaid assets, research and development expense, project development expense, construction in progress, or property and equipment. This assessment depends on the nature of the underlying goods or services received, whether specific equipment or materials have been acquired, whether such equipment or materials have alternative future use, and whether costs are directly attributable to preparing a long-lived asset for its intended use.

Restricted Cash

Restricted cash consists of cash deposits that are not available for general corporate purposes due to contractual or other restrictions. The Company presents restricted cash together with cash and cash equivalents in the statement of cash flows and includes such amounts within current or non‑current assets on the consolidated balance sheets based on the expected timing of release of the restrictions.

As of March 31, 2026, restricted cash was $7.5 million and consisted of deposits received from prospective investors in connection with potential investment transactions. These deposits were subject to contractual conditions and were therefore not available for use in the Company’s operations. In April 2026, following a joint decision by the Company and the prospective investors not to proceed with the potential investments, the Company returned the full $7.5 million of restricted cash to the investors. Accordingly, no restricted cash balance remained outstanding subsequent to the return of the deposits.

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

(in thousands)	March 31, 2026	December 31, 2025
Cash	$42,548	$2,824
Restricted cash	7,500	-
Total cash and restricted cash	$50,048	$2,824

Simple Agreements for Future Equity (SAFEs)

All outstanding SAFEs converted into shares of common stock upon the February 24, 2026 listing.

Investments — Equity securities without a readily determinable fair value (ASC 321)

The Company holds an investment in EVTEC Holdings Group Limited ("EVTEC"), a private UK-based automotive components manufacturer, acquired through the February 24, 2026 reverse recapitalization with Blackbox. The Company applies the measurement alternative for equity securities without a readily determinable fair value under ASC 321. Under this method, the investment is carried at cost minus impairment, plus or minus adjustments from observable price changes in orderly transactions for identical or similar investments of the same issuer See Note 4 – Blackbox Reverse Recapitalization.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of goods or services is transferred to customers. PMTCM recognizes revenue from the sale of rare earth metals and magnet materials primarily under the output method or right-to-invoice practical expedient as production is completed and delivered to customers. Subscription revenue from the Blackbox trading analytics platform is recognized ratably over the subscription period on a straight-line basis.

Note 3 – Going Concern

In the Company’s previously issued interim financial statements for the period ended September 30, 2025, management concluded that substantial doubt existed about the Company’s ability to continue as a going concern.In connection with the preparation of the Company's issued Audited Consolidated Financial Statements for the year ending December 31, 2025, management reevaluated the Company’s liquidity position in accordance with ASC 205-40. The Company completed a public offering on March 9, 2026, generating net proceeds of approximately $46.8 million. Management performed the ASC 205-40 assessment by comparing projected baseline cash requirements for the twelve months following the issuance date against available liquidity. Baseline obligations (operating costs, lease payments, and contractual commitments that cannot be deferred or eliminated) are estimated to be substantially below available liquidity. Expenditures under the SRC agreements represent discretionary project spend capable of being sequenced or financed separately and were excluded from the baseline analysis. Based on this assessment, management concluded that substantial doubt about the Company’s ability to continue as a going concern did not exist. There has been no change in the circumstances or the assessment of the Company's ability to continue as a going concern in the preparation of these interim condensed consolidated financial statements.

The Company expects that additional capital will be required for longer-term strategic growth; however, this conclusion does not depend on any specific future financing transaction.

Note 4 – Blackbox Reverse Recapitalization

As described in Note 1 , on February 24, 2026, the Company completed its reverse recapitalization with Blackbox. The transaction was determined not to be a business combination under ASC 805 because the screen test was met: substantially all of the fair value of Blackbox’s gross assets was concentrated in a single group of identifiable assets (the developed technology platform underlying the Blackbox subscription service). As all of the gross asset value was concentrated in this single asset class, no further analysis was required and the acquired set was not considered a business.

Under reverse recapitalization accounting, the Company’s historical financial statements represent a continuation of REalloys (the accounting acquirer). Blackbox’s assets and liabilities were recorded at historical carrying values as of the closing date. No goodwill or intangible assets were recognized in connection with the transaction. The equity structure prior to the transaction has been retroactively adjusted to reflect the exchange ratio of 0.4129 (the number of Blackbox shares issued for each REalloys share).

The EVTEC Holdings Group Limited investment ("EVTEC"), held by Blackbox, was initially recorded at its historical carrying value of $8.4 million as of the closing date. Management performed a fair value assessment of the investment as of February 24, 2026 in accordance with ASC 820 and ASC 321. Based on that assessment which reflected the failure of two contemplated public-market transaction pathways, persistent operational disruption resulting from a cyber-attack on EVTEC's primary customer, reduced FY2026 revenue guidance, and concentrated customer exposure, management concluded that the fair value of the investment as of the closing date was approximately $2.0 million. An impairment of approximately $6.4 million was recognized at the merger date, reducing the carrying value to $2.0 million.

For further details on the reverse recapitalization's impact on equity see Note 8 and for impacts to stock-based compensation see Note 9.

Note 5 – Prepaid Expenses and Project Deposits

Prepaid expenses and project deposits consist primarily of the unamortized value of consulting service agreements settled through issuance of common stock and advance payments to the Saskatchewan Research Council pursuant to the Company's pilot metallization project. Under stock-based consulting arrangements, the grant-date fair value of common shares issued for future services is recorded as a prepaid asset and amortized over the applicable service period in accordance with ASC 718

On November 20, 2025, the Company entered into a series of strategic arrangements with SRC to develop capabilities in rare-earth processing and metallization. The arrangements include, among other matters, a pilot-scale processing arrangement designed to evaluate and define processing parameters for dysprosium and terbium metallization and a commercial-scale engineering and processing facility arrangement intended to support development of a commercial-scale metallization facility.

During the three months ended March 31, 2026, the Company paid deposits of $1.4 million related to the Pilot process and $1.0 million related to the commercial-scale metallization facility. As of March 31, 2026, the Company had not received equipment, goods, or services related to these deposits, and no equipment or facility assets had been delivered, commissioned, or placed into service. Accordingly, the Company recorded the $2.4 million as current prepaid deposits in the accompanying unaudited condensed consolidated balance sheet.

The Pilot project is intended to support pilot-scale process development and validation activities. The pilot process and related pilot equipment are expected to provide the technical information necessary to determine processing specifications, equipment configuration, operating parameters, and other requirements for the Company’s planned commercial-scale metallization facility. Amounts paid relating to the Pilot are expected to be recognized as research and project development expenses as the related services are performed, unless specific equipment, materials, or other assets are acquired that have an alternative future use and otherwise qualify for capitalization.

Amounts paid relating to the commercial-scale metallization facility are expected to be capitalized as construction in progress or property and equipment only when the Company receives or obtains control of identifiable equipment, materials, construction activity, or other directly attributable costs that qualify for capitalization. Until such time, advance payments are recorded as current prepaid deposits and assessed for recoverability each reporting period.

The agreements are time-and-materials arrangements, and total costs, timing, and scope remain subject to SRC work programs, procurement, technical results, and the Company’s approval of future expenditures. The Company has not recognized a liability for future amounts that may become payable under the arrangements because such amounts relate to future goods, services, or construction activities that had not been received or incurred as of March 31, 2026.

The following table presents prepaid expenses and project deposits as of March 31, 2026 and December 31, 2025 (in thousands).

Prepaid Expenses and Project Deposits	March 31, 2026 ($)	December 31, 2025 ($)
Equity-based consulting prepaid (shares-for-services)	$17,820	$34,987
Saskatchewan Research Council advance payments	2,400
Advertising and marketing prepaid	974
Professional fees and other prepaid	1,000
Total prepaid expenses and project deposits	$22,194	$34,987

Note 6 – Mineral Properties and Machinery and Equipment

The Hoidas Lake Rare Earth Element Project comprises 14 contiguous mineral claims totaling 12,522 hectares in Saskatchewan, Canada. The property is in the exploration and evaluation stage. Costs associated with acquisition of mineral properties are capitalized; exploration costs are expensed as incurred. No depletion has been recognized as the property has not been placed into production. Mineral claims remain in good standing through assessment credits with minimum required expenditures deferred through dates ranging from October 2027 to June 2029.

As of March 31, 2026, no impairment indicators were identified with respect to the Hoidas Lake mineral property or the Euclid Magnet Facility fixed assets. Depreciation expense for the three months ended March 31, 2026 was included in depreciation and amortization expense in the condensed consolidated statements of operations.

Machinery and equipment are recorded at cost and consist primarily of equipment and leasehold improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The Company evaluates mineral properties and machinery and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Mineral properties and machinery and equipment were $50.8 million and $50.9 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents mineral properties and machinery and equipment as of March 31, 2026 and December 31, 2025 (in thousands)

Mineral Properties and machinery and equipment	March 31, 2026 ($)	December 31, 2025 ($)
Mineral properties	$50,532	$50,532
Property and equipment	655	655
Leasehold improvements and other	135
Less: Accumulated depreciation	(483)	(334)
Total mineral properties and machinery and equipment	$50,838	$50,852

Note 7 – Accrued Liabilities
Accrued liabilities consist primarily of accrued professional fees, including legal, accounting, and consulting services, as well as other general and administrative liabilities incurred in the normal course of business. Accrued liabilities were $2.1 million and $3.3 million as of March 31, 2026 and December 31, 2025, respectively.
Note 8 – Stockholders' Equity (Deficit)

Common Stock
The Company is authorized to issue 350,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026 and December 31, 2025, there were approximately 61,214,537 and 49,293,557 shares of common stock issued and outstanding, respectively.

Reverse Recapitalization Impact on Equity

On February 24, 2026, the Company completed a reverse recapitalization transaction (the Merger) with Blackbox, which resulted in a recapitalization of the Company’s equity structure. As part of the transaction, the historical equity of REalloys was retroactively adjusted to reflect the legal capital structure of Blackbox.
Accordingly, all share and per-share amounts presented in the accompanying Condensed Consolidated Financial Statements have been retroactively adjusted to reflect this transaction.

In connection with the reverse recapitalization, the Company assumed 123,875 outstanding options of Blackbox. All such options were fully vested as of the closing date of the reverse recapitalization and did not require any post‑closing service from the holders. Accordingly, no additional compensation cost was recognized in connection with the assumption of these awards and no stock‑based compensation expense is recognized for these options in periods subsequent to the reverse recapitalization.

Following the transaction, the assumed options continue to be classified as equity instruments and are presented within additional paid‑in capital in the Company’s condensed consolidated balance sheets. After the Merger's close and on or before March 31, 2026, 62,500 options were exercised with a weighted average exercise price of $9.81, The options acquired have a weighted average remaining life of 6.1 years and weighted average exercise price of $9.81 per option.

Additionally, in connection with the reverse recapitalization, the Company assumed warrants for an aggregate of 100,245 common shares, with a weighted average remaining life of 2.6 years and weighted average exercise price of $13.19 per warrant. Following the transaction, the assumed options and warrants continue to be classified as equity instruments and are presented within additional paid‑in capital in the Company’s condensed consolidated balance sheets.

The Company's March 2025 warrants to purchase up to 5,000,000 shares of the Company's common stock at an exercise price of $10.00 per share were converted on the closing of the reverser recapitalization pursuant to the terms of the warrant and the Blackbox merger agreement. The converted aggregate number of the Company's common stock available under the warrants is 2,064,500 with a converted exercise price of $24.22 per share with a remaining life of approximately 9 years. Following the transaction, the warrants continue to be classified as equity instruments and are presented within additional paid‑in capital in the Company’s condensed consolidated balance sheets.

Series A Preferred Stock

At the close of the Merger, the Company recognized 10,000,000 shares of authorized preferred stock at $0.001 par value, 5,000,000 of which are designated as “Series A Convertible Preferred Stock” at $0.001 par value, and 2,400,000 of which are designated as “Series B Convertible Preferred Stock” at $0.001 par value.

Shares of the Series A Convertible Preferred Stock (the “Series A Stock”) rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes on matters submitted to Company stockholders. There are 3,269,998 shares of Series A Stock outstanding of which 1,634,999 shares each are owned by Gust Kepler, former CEO of Blackbox and Leonard Sternheim, the Company's CEO and Director.

Series A Preferred Stock Option Agreements

Prior to the closing of the Merger, Company and Gust Kepler, former CEO of Blackbox, executed an Option Agreement (the “Option Agreement”), pursuant to which the Company has the right to call for redemption and Gust Kepler shall have the right to cause the Company to redeem all of the issued and outstanding Series A Convertible Preferred Stock of the Company held by Gust Kepler in exchange for shares of Series A Convertible Preferred Stock of Blackbox.io, Inc. (“Blackbox Operating”), a Delaware corporation and wholly owned subsidiary of the Company. See Note 15 for details of the subsequent redemption of the call option by Mr. Kepler.

Contingent Value Rights Agreements

At the Closing of the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”). The CVR Agreement provides that each share of Blackbox Common Stock held by stockholders immediately prior to the Merger's closing will receive a dividend of one contingent value right (“CVR”) entitling such holders to receive, in connection with certain transactions involving Blackbox Operating (a “CVR Transaction”), an amount equal to the net proceeds received by the Company at the closing of such transaction. A CVR Transaction is generally a transaction pursuant to which (i) Blackbox Operating grants, sells, licenses or otherwise transfers some or all of the rights to the Blackbox Operating assets, or other monetizing event of all or any part of the Blackbox Operating assets and (ii) the Company receives or Blackbox Operating determines to distribute net proceeds from such transaction as a dividend to its stockholders.

The CVR payment obligations will expire February 24, 2028. The CVRs are not be transferable, except in certain limited circumstances, are not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. There is no guarantee that any CVR Transaction or payment pursuant thereto will be earned.

Additional Paid-In Capital

Additional paid-in capital primarily consists of amounts received in excess of par value from the issuance of common stock, as well as the impact of the reverse recapitalization transaction. Transaction costs directly attributable to the reverse recapitalization were recorded as a reduction to additional paid-in capital.

Warrants and Other Equity Instruments

The Company has issued warrants and other equity-linked instruments in connection with prior financing transactions. These instruments are evaluated for classification as either equity or liabilities in accordance with applicable accounting guidance.
Certain warrants are classified as liabilities and are remeasured at fair value each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations.

Public Offering — March 9, 2026

On March 9, 2026, the Company completed an underwritten public offering (the “Offering”) pursuant to an effective registration statement on Form S-3, at a price of $18.50 per share. The Company issued 2,702,702 shares of common stock and received gross proceeds of $50.0 million, resulting in net proceeds of approximately $46.8 million after deducting underwriting discounts and offering expenses. Concurrently with the Offering, the Company terminated the at-the-market equity offering program (effective March 5, 2026), under which Blackbox had raised approximately $2.2 million between its inception and February 19, 2026, the last day of active sales under the program.

Special Warrants Conversion

Prior to the reverse recapitalization closing, REalloys Solutions Inc. had issued Special Warrants to certain investors for aggregate gross proceeds that were contractually entitled to convert into $38.0 million worth of REalloys shares upon a qualifying go-public transaction. At the February 24, 2026 closing, 2,093,664 shares of common stock were issued in connection with the conversion of all outstanding Special Warrants (2,093,664 shares × $18.15 per share = $38.0 million). The carrying value of the Special Warrant liability was adjusted from $34.6 million to $38.0 million (a $3.4 million loss on remeasurement) immediately prior to derecognition, and the $38.0 million was reclassified to additional paid-in capital upon conversion. See Note 10 - Fair Value Measurements.

SAFE Conversions

All outstanding Simple Agreements for Future Equity converted into 166,116 shares of common stock upon the February 24, 2026 qualifying go-public transaction. The aggregate carrying value of SAFE liabilities of $3.0 million was reclassified to additional paid-in capital upon conversion.

Series X and Series C Preferred Stock Conversion

On February 23, 2026, substantially contemporaneously with the Merger, the Company closed the second tranche of its previously announced private placement of Series X Preferred Stock, issuing 3,000 shares for aggregate gross proceeds of $3,000. Each share of Series X Preferred Stock was exchanged on the Effective Date for one share of Series C Convertible Preferred Stock of the combined company. The Company incurred costs of $400 related to the issuance of Series C Convertible Preferred Stock during the three months ended March 31, 2026. During the three months ended March 31, 2026, all outstanding shares of Series C Convertible Preferred Stock were converted into shares of the Company’s common stock in accordance with their terms. In accordance with the reverse recapitalization accounting, the Series X Preferred Stock outstanding at December 31, 2025 and at any time during the three months ended March 31, 2026, have been retroactively recast as Series C preferred stock, and the previously reported Series X Preferred Stock is no longer presented as a separate class of equity in these unaudited condensed consolidated balance sheets or unaudited condensed consolidated statements of mezzanine equity and stockholders’ equity, as all such amounts have been reflected on a retrospective basis consistent with the recapitalization presentation.

Note 9 – Stock-Based Compensation
In December 2025, the Company’s board of directors adopted the REalloys Inc. 2025 Long‑Term Incentive Plan (the “2025 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred share units (“DSUs”), performance awards and other share‑based awards to employees, directors and eligible service providers. The 2025 Plan became effective in connection with the Company’s go‑public transaction and listing on The Nasdaq Stock Market on February 25, 2026.

The maximum number of shares of common stock that may be issued under the 2025 Plan is 8,500,000, subject to adjustment in the event of stock splits, stock dividends, recapitalizations and other similar events as provided in the 2025 Plan.
Pursuant to the Blackbox recapitalization, the 2021 Blackbox, Inc. Incentive Stock Plan (the “2021 Plan”), remains in effect, with 612,500 shares authorized to be issued under the plan. The 2021 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors.

The executive and director stock, non-performance and non-market based RSU awards and unvested stock options granted under the 2021 plan are accounted for as equity-classified share-based payment arrangements under ASC 718, with compensation cost recognized over the applicable requisite service periods and a corresponding increase to additional paid-in capital. Performance-based RSU awards are recognized only when achievement of the applicable performance condition is considered probable. Market-based awards are measured at grant-date fair value and recognized over the requisite service period regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered. For service agreements in which common shares are issued in exchange for services with non-employees, other than Directors and Officers, the grant-date fair value is recorded as a prepaid asset and amortized on a straight-line basis over the service period.

Awards modified in connection with the reverse recapitalization

Prior to the Transaction, Private REalloys Inc., granted restricted share units (“RSUs”) and restricted performance share units (“RPSUs”) under its equity incentive plan. In connection with the reverse recapitalization described in Note 1-Reverse Recapitalization, each outstanding RSU and RPSU was converted in accordance with the REalloys Inc. 2025 Long‑Term Incentive Plan, which provides that, in the event of a recapitalization, reorganization, merger, consolidation, share exchange or other similar corporate transaction affecting the fair value of an award, the Committee shall adjust the number and type of shares subject to outstanding awards and other applicable terms so that the fair value of the award immediately after the transaction equals the fair value of the award immediately prior to the transaction. Accordingly, the Company adjusted the number of shares subject to the outstanding RSUs and RPSUs using the applicable exchange ratio, 0.4129, shares of Public REalloys Inc., common stock for each underlying share of Private REalloys common stock, while preserving the underlying economic value of the awards immediately before the reverse recapitalization. The service‑based and performance conditions vesting terms of the awards remained unchanged as they were granted in contemplation of a public listing. The conversion was accounted for as a modification of equity‑classified awards and an equity restructuring under ASC 718, with no impact on the fair value of the converted awards.

Immediately prior to the reverse recapitalization, there were 12,000,000 RSUs and 5,500,000 RPSUs outstanding, all granted to the CEO of then Private REalloys Inc., now Public REalloys Inc. As a result of applying the 0.4129 exchange ratio, and the modification terms of these awards under the 2025 incentive plan, the awards converted into 3,407,718 RSUs and 1,135,919 RPSUs over Public REalloys Inc., common stock, which are included in the stock-based compensation tables presented below.

Also, in connection with the reverse recapitalization, the Company assumed outstanding stock options of Blackboxstock Inc. All such options were fully vested as of the closing date of the transaction and, accordingly, no future service was required from the holders after the closing date. As a result, the assumed options do not give rise to post‑transaction stock‑based compensation expense and are not included in the Company’s share‑based compensation disclosures for the three months ended March 31, 2026. Instead, these assumed options are reflected within equity as part of the reverse recapitalization and related capitalization of the Company. See Note 8– Stockholders' Equity (Deficit).

The following table summarized the number of stock-based awards granted by the Company and the weighted-average grant date fair value per unit for the three-month periods ended March 31, 2026 and 2025, respectively:

Three months Ended
	March 31, 2026		March 31, 2025
		Weighted-		Weighted-
	Stock-Based	Average	Stock-Based	Average
	Awards	Exercise	Awards	Exercise
	Granted	Price	Granted	Price
Restricted stock units - 2025 plan	3,509,650	$18.15	-	$-
	3,509,650		-

The following tables shows stock-based compensation expense by award type (in thousands):

	Three months Ended
	March 31, 2026	March 31, 2025
Stock awards	16,941
Restricted stock units	64,830	-
Restricted Performance share units	-	-
Total stock-based compensation expense	$81,771	$-

RSU, Market-based RSU and Performance-based RSU Awards

The Company granted market-based restricted stock units covering 1,375,000 equivalent shares of common stock to its Chief Executive Officer, Leonard Sternheim, with a grant date of December 15, 2025. The grant-date fair value of these awards grant-date fair value using a Monte Carlo simulation model. The grant-date fair value was estimated at $11.5 million, based on an implied initial market capitalization of approximately $512.1 million, an expected volatility of 90.0%, risk-free interest rates based on U.S. Treasury yields, an expected term consistent with the five-year performance period, and an assumption of no expected dividends. Compensation cost for this award is recognized over the requisite service period beginning on the grant date and is not reversed if the market condition is not ultimately achieved, provided that the requisite service has been rendered.

In addition, Mr. Sternheim holds 568,182 performance-based restricted stock units (RPSUs) that vest upon achievement of specified milestones, including: a qualifying strategic offtake or processing agreement, generating $50.0 million in revenue, raising $100.0 million in capital, or sustaining a $1.0 billion market capitalization for 30 consecutive trading days. No expense has been recognized for the RPSUs as vesting has not been determined to be probable.

The following table summarizes the activity related to the Company’s RSU awards during the period presented:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of January 1, 2026	12,000,000	$5.00
Converted in reverse recapitalization	3,305,785	18.15
Granted	3,509,650	18.15
Vested	(3,407,718)	18.15
Cancelled/Forfeited	-	-
Nonvested as of March 31, 2026	3,407,718	$18.15

The following table summarizes the activity related to the Company’s market-based RSU awards:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2026	1,375,000	$8.35
Converted in reverse recapitalization	567,738	20.22
Granted	-	-
Vested	-	-
Cancelled/Forfeited	-	-
Nonvested as of March 31, 2026	567,738	$20.22

The following table summarizes the activity related to the Company’s performance-based RSU awards:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2026	4,125,000	$5.00
Converted in reverse recapitalization	568,182	18.15
Granted	-	-
Vested	-	-
Cancelled/Forfeited	-	-
Nonvested as of March 31, 2026	568,182	$18.15

Shares-for-Services Consulting Agreements

The Company has entered into equity-based consulting agreements with various advisors and service providers under which shares of common stock were issued in exchange for future services. The unamortized fair value of shares issued is recorded as a prepaid asset and recognized as consulting expense over the applicable service period.

For the three months ended March 31, 2026, stock-based compensation expense was $81.8 million. As of March 31, 2026, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested equity awards was $91.4 million, which is expected to be recognized over a weighted-average period of 3.35 years.
Note 10 – Fair Value Measurements
The Company measures certain financial liabilities at fair value on a recurring basis, including contingent consideration and certain warrant liabilities.These liabilities are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.
Changes in the fair value of these liabilities are recognized in the condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the Company recognized changes in fair value of approximately $3.4 million and $0.8 million, respectively.
Derivative Instruments

The Company's derivative instruments pertain to the acquisition-related contingent consideration in the form of special warrants (the "Special Warrants") issued by the Company on May 29, 2024 (the "Issuance Date"). The Special Warrants were recorded as acquisition-related contingent consideration and relate to warrants that automatically converted into $38.0 million worth of the Company’s common shares upon completion by the Company of a liquidity event (as defined in the share purchase agreement). All unconverted warrants become null and void if not converted on or before December 31, 2026. The fair value of the acquisition-related contingent consideration was determined using the probability-weighted expected return method (“PWERM”) valuation model, with the following range of key assumptions used in the PWERM: the timing of a liquidity event of February 2026 and March 2026, a discount rate of 3.66% and 3.60%, the probability of timing of a liquidity event of 80% and 15%, and a discount for lack of marketability of 3.7% and 5.7%. Accordingly, the acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs; therefore, this instrument represents a Level 3 measurement within the fair value hierarchy. The fair value of the special warrant liability at the time of initial recognition was $28.4 million. Because the valuation model uses unobservable inputs, there is inherent uncertainty in measuring the fair value of this contingent consideration, and actual results may differ from these estimates.

In February 2026, the Company completed its merger with Blackbox, which constituted a liquidity event as defined under the share purchase agreement. Prior to conversion, the carrying value of the Special Warrant liability was adjusted from $34.6 million to the contractual conversion amount of $38.0 million, resulting in a fair value loss of $3.4 million recorded in earnings. The Special Warrants then automatically converted into 2,093,664 common shares of the Company on February 24, 2026, and the$38.0 million liability was derecognized with an offsetting credit to additional paid-in capital. As of March 31, 2026 and December 31, 2025, the fair value of the Special Warrant liability was $0 and

$34.6 million, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded a change in fair value of the contingent consideration of $3.4 million (loss) and $0.8 million (loss), respectively.

The following table sets forth a summary of changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2026 (in thousands):

Balance as of December 31, 2025	$34,561
Change in fair value	3,439
Conversion to equity upon liquidity event	(38,000)
Balance as of March 31, 2026	$-

The following table sets forth a summary of changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2025 (in thousands):

Balance as of December 31, 2024	$29,364
Change in fair value	(784)
Balance as of March 31, 2025	$30,148

Note 11 – Commitments and Contingencies
The Company may be subject to claims and contingencies in the normal course of business. As of March 31, 2026, management is not aware of any material legal proceedings requiring disclosure. At March 31, 2026, the company has general and administrative commitments of $759 which are expected to be settled in the next 12 months.

Details of the Company's other commitments are as follows (in thousands):

Operating Leases (ASC 842)

Right-of-Use Assets and Lease Liabilities	March 31, 2026 ($)	December 31, 2025 ($)
ROU lease asset, net	789	602
Lease liability, current	278	2
Lease liability, long-term	518	536
Total lease liability	$796	$538

SRC Commitments

On November 20, 2025, the Company executed four agreements with the SRC. See Note 5 for additional details.

The Company currently anticipates that, subject in all cases to progress, scope refinement, and the Company’s ongoing approval, it may advance the following in relation to the SRC arrangements (in thousands):

(In thousands)
Activity	2026 ($)	2027 ($)	2028 ($)	Total
Pilot HREE Metallization	$3,970	$5,520	$-	$9,490
Commercial HREE Metallization	21,830	17,390	-	39,220
SRC REPF Upgrade	6,530	7,970	6,120	20,620
Total	$32,330	$30,880	$6,120	$69,330

Concurrently, the Company entered into a long-term supply arrangement with SRC pursuant to which SRC will supply the Company with rare earth oxide and metal products produced using the expanded processing capabilities. In consideration of the prepaid advances, the Company is entitled to priority off-take rights, including an upfront allocation of 80% of forecast annual production and a right of first refusal on uncommitted volumes. Products are purchased at SRC’s cost of production plus an agreed margin at reasonable commercial rates, subject to customary adjustments and applicable taxes. The supply arrangement includes standard delivery, take-or-pay, and force majeure provisions and is non-recourse to the Company beyond its obligation to pay for approved expenditures and delivered product. No expenditures or activity related to the supply agreement were approved on or before March 31, 2026.

Acquisition Related Commitments & Contingencies

The Hoidas Lake Property asset that was acquired on May 29, 2024, is subject to a 1.8% Net Smelter Return (“NSR”) royalty. The NSR royalty has a maximum value of $1 million Canadian Dollars. Per the agreement, the royalty is paid quarterly from gross revenue after the project attains commercial production. These royalty payments represent a contingent consideration liability that the Company will recognize when it becomes probable and reasonably estimable or when the contingency is resolved.

Contingent Value Rights Agreement

Pursuant to the the Merger with Blackbox, the Company entered into a The CVR. The CVR Agreement provides that each share of Blackbox Common Stock held by stockholders immediately prior to the Merger's closing will receive a dividend of one contingent value right (“CVR”) entitling such holders to receive, in connection with certain transactions involving Blackbox Operating (a “CVR Transaction”), an amount equal to the net proceeds received by the Company at the closing of such transaction. A CVR Transaction is generally a transaction pursuant to which (i) Blackbox Operating grants, sells, licenses or otherwise transfers some or all of the rights to the Blackbox Operating assets, or other monetizing event of all or any part of the Blackbox Operating assets and (ii) the Company receives or Blackbox Operating determines to distribute net proceeds from such transaction as a dividend to its stockholders.

The CVR payment obligations will expire February 24, 2028. The CVRs are not be transferable, except in certain limited circumstances, are not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. There is no guarantee that any CVR Transaction or payment pursuant thereto will be earned and no amounts were known to be or probably to be payable under the agreement at March 31, 2026.

Note 12 – Related Party Transactions
On June 3, 2024, the Company entered into a promissory note agreement with a then 4.9% stockholder of the Company, who is also related to the Co-founder, CEO & Director of the Company (the "Lender"), for the principal amount of $2.0 million, due upon the earlier of (i) January 31, 2026 and (ii) within two business days of the receipt by the Company of financing in excess of $10.0 million. The note bears no stated interest rate.
The $10.0 million financing threshold was triggered upon closing of the March 9, 2026 public offering; accordingly, the outstanding balance is presented as current. During the three months ended March 31, 2026, the Company made a repayment of $50, resulting in a balance of $44 at March 31, 2026.

As a related party debt instrument with no stated interest charge, the Company records imputed interest at an estimated market rate of 18% per annum. The Company recorded imputed interest of $400 for the year ended December 31, 2025 and approximately $3 for the three months ended March 31, 2026. Imputed interest is recorded as interest expense with a corresponding increase to additional paid-in capital.

Note Payable — Isaac Sternheim	Amount ($)
Balance, December 31, 2025	$94
Repayment — February 3, 2026	(50)
Balance, March 31, 2026	$44

In connection with the acquisition of PMTCM, the Company assumed an employment contract with Andrew Sherman, the chief executive officer of PMTCM and a significant shareholder of the Company. Pursuant to the employment agreement, Mr. Sherman is entitled to a one-time acquisition bonus of $250 and a base salary of $30 per month. No amounts have been paid to date. As of March 31, 2026 and December 31, 2025, the accrued liability related to Mr. Sherman's employment contract was $700 and $610, respectively.

In connection with the acquisition of Blackbox, Mr. Kepler advanced the Company approximately $100, all of which remained outstanding at March 31, 2026.

Note 13 – Segment Reporting
The Company operates in one reportable segment. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (”CODM”). The CODM manages the Company as a single, integrated rare-earth development and supply chain enterprise focused on building a North American mine-to-magnet supply chain for U.S. Protected Markets. The CODM reviews the Company’s consolidated financial statements, including consolidated net loss and total operating expenses, to assess performance and allocate resources across the Company’s development activities. The Company is in the early stage of development and has not established ongoing commercial revenues or positive operating cash flows sufficient to cover operating costs. Accordingly, all resource allocation decisions are made at the consolidated enterprise level. The Company’s operating activities include mineral property exploration (HLREE), rare earth metal and magnet material production (Euclid Magnet Facility), metallization and processing development (SRC arrangement) and administrative functions, all of which are managed as components of a single integrated supply chain strategy.

On February 24, 2026, the Company completed its previously announced merger transaction with Blackbox, which has been accounted for as a reverse recapitalization under ASC 805-40, with pre-merger REalloys Inc. (now REalloys Solutions Inc.) treated as the accounting acquirer. From the closing of the merger through March 31, 2026, Blackbox.io Inc., the legacy operating subsidiary of Blackbox, was a wholly owned consolidated subsidiary of the Company, and its results of operations for that period are included in the Company’s consolidated financial statements. Blackbox.io operates a consumer-facing financial-markets analytics SaaS platform whose products, customers, distribution channels, and regulatory environment are wholly dissimilar to the Company’s integrated rare-earth supply chain. The Company’s Chief Operating Decision Maker does not regularly review the discrete operating results of Blackbox.io for purposes of resource allocation or performance assessment within the Company’s integrated rare-earth supply chain, and accordingly, those operations do not constitute a separate operating segment of the Company under ASC 280. In connection with the merger, the Company entered into an Option Agreement under which a third party holds an option to acquire Blackbox.io. The Option Agreement had not been exercised as of March 31, 2026; its prospective exercise would result in the deconsolidation of Blackbox.io under ASC 810-10-40-5 and equity-method accounting under ASC 323. The pending Option Agreement is described as a subsequent event in Note 15 – Subsequent Events.

Note 14 – Loss per Share
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings or loss per common share to the weighted-average common shares outstanding used in the calculation of diluted earnings or loss per common share:

	Three months
In thousands, except per share data	March 31, 2026	March 31, 2025

Numerator:
Net loss	$(106,718)	$(1,742)
Less: Preferred stock dividends accrued	-	-
Net income available to common stockholders	(106,718)	(1,742)
Numerator for basic and diluted EPS	$(106,718)	$(1,742)

Denominator:
Weighted-average common shares outstanding	53,954,052	32,593,867
Diluted weighted-average common shares outstanding	53,954,052	32,593,867

Weighted-average preferred shares outstanding	1,625	116

Earnings (loss) per share:
Basic	$(1.98)	$(0.05)
Diluted	$(1.98)	$(0.05)
Excluded Securities: Warrants and options to purchase 2,164,745 and 61,375 shares of common stock, 3,407,718 restricted share units and 1,135,920 restricted performance share units, and 3,269,988 shares of Series A Preferred Stock were outstanding in the three months ending March 31, 2026 but were not included in the computation of diluted EPS because they were anti-dilutive
Note 15 – Subsequent Events
The Company has evaluated subsequent events from April 1, 2026 through May 20, 2026, the date the financial statements were issued. The following events are disclosed in accordance with ASC 855, Subsequent Events.
Conversion of Series A Convertible Preferred Stock

On April 14, 2026, a holder converted 550,000 shares of Series A Convertible Preferred Stock into 550,000 shares of common stock on a one-for-one basis pursuant to the conversion terms of the Certificate of Designations of the Series A Preferred Stock.

Series A Preferred Option Exercise — May 5, 2026

On May 5, 2026, Gust Kepler exercised his put right under the Option Agreement dated February 24, 2026. Pursuant to the Option Exercise Agreement: (i) Gust Kepler transferred an aggregate of 1,084,999 shares of the Company's Series A Convertible Preferred Stock to the Company; and (ii) the Company transferred an aggregate of 3,269,998 shares of Series A Preferred Stock of Blackbox.io, Inc. (representing all of the Series A Preferred Stock of Blackbox.io owned by the Company) to Gust Kepler (the “Option Exercise”). The Option Exercise reduces the outstanding and available Series A Preferred Stock balance at the Company and extinguishes the Company’s Series A Preferred Stock holding in Blackbox.io. Following the Option Exercise, Blackbox.io ceased to be a subsidiary of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Current Report on Form 8-K/A filed on May 12, 2026, and in Blackbox's Annual Report on Form 10-K for the year ended December 31, 2025 ("Form 10-K"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part II. Item 1A. Risk Factors” and elsewhere in this Form 10-Q, “Part I. Item 1A. Risk Factors” and elsewhere in our Form 10-K, "Part I. Item 1A Risk Factors" and elsewhere in our Form S-4 (File No. 333-286507). See also “Cautionary Note Regarding Forward-Looking Statements.”

Forward-Looking Statements

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers can identify these forward-looking statements by our use of the words "expects," "anticipates," "estimates," "potential," "believes," "projects," "intends," "plans," "aims," "will," "may," "shall," "could," "should," "opportunity," "goal," "objective," "target," "milestone" and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the impact of competitive pressures; (2) the inability to attract and retain skilled employees and effectively plan for succession, while maintaining our unique corporate culture; (3) economic, political, and other risks; (4) the challenges in integrating and achieving expected results from acquired businesses; (5) uncertainty surrounding our future capital needs; (6) information security breaches and other cybersecurity threats; (7) the failure to comply with laws or regulations relating to data privacy, data protection, AI, or other automated technologies; (8) challenges in accurately forecasting our financial results due to seasonal and cyclical variations in customer purchasing patterns and economic and market volatility; (9) potential impairment charges with respect to our investments or acquired intangible assets; (10) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (11) business disruptions from natural or man-made disasters, public health crises, or other events outside our control; and (12) stock price volatility.

Unless the context requires otherwise, “REalloys,” the “Company,” “we,” “us” and “our” refer to REalloys Inc. and its consolidated subsidiaries.

Overview

REalloys is a U.S.‑based rare earth minerals and materials company building a vertically integrated North American “mine‑to‑magnet” supply chain for U.S. Protected Markets, including defense, aerospace, energy, electronics and advanced industrial applications. Our strategy pairs strategic upstream rare earth resources with downstream metallization and magnet materials manufacturing—both located in North America—to provide a secure, transparent and traceable alternative to the Chinese‑dominated supply chain.

We operate through two principal subsidiaries:
•Strategic Metals Development Corp. (“Strategic Metals”) holds a 100% interest in the Hoidas Lake Project, an exploration‑stage rare earth property in northern Saskatchewan comprising 14 contiguous dispositions over approximately 12,522 hectares. The property is enriched in the magnet rare earths neodymium and praseodymium. Historical reports referenced 963,808 tonnes of measured, 1,597,027 tonnes of indicated and 2,560,835 tonnes of inferred mineralization; these historical estimates are not classified as mineral resources or reserves under S‑K 1300, and economic viability has not been established.
•PMT Critical Metals Inc. (“PMTCM”), acquired on March 31, 2025, operates the Euclid Facility, which produces rare earth metals, alloys and NdFeB magnet materials for customers including the U.S. Defense Logistics Agency, the U.S. Department of Energy’s Ames National Laboratory and industrial magnet customers.

Agreement and Plan of Merger

On March 10, 2025, REalloys Inc. (formerly known as Blackbox; “REalloys” or the “Company”) and its wholly owned subsidiary, RABLBX Merger Sub, Inc., (“RABLBX”), entered into an Agreement and Plan of Merger, as amended by that certain Amendment No. 1 (“Amendment No. 1”), dated as of July 1, 2025, Amendment No. 2 (“Amendment No. 2”), dated as of August 22, 2025, and Amendment No. 3 (“Amendment No. 3”) dated as of December 10, 2025 (collectively, the “Merger Agreement”), with REalloys Solutions Inc. (formerly known as REalloys Inc.; “Private REalloys”). In accordance with the Merger Agreement, RABLBX merged with and into Private REalloys, with Private REalloys surviving as a wholly owned subsidiary of the Company. On February 24, 2026, (i) pursuant to an amendment to its Articles of Incorporation, the Company changed its name from “Blackbox” to “REalloys Inc.”, (ii) pursuant to an amendment to its Articles of Incorporation, Private REalloys changed its name to “REalloys Solutions Inc.”, and (iii) REalloys and RABLBX filed the Certificate of Merger with the State of Nevada (the “Merger”). On February 24, 2026, the Merger closed (the “Closing” and such date, the “Closing Date”).d. The quarter reflects 33 days of consolidated Blackbox operations (February 25 through March 31, 2026).

Option Exercise

On May 5, 2026, we entered into an option exercise agreement with Gust Kepler (the “Option Exercise Agreement” and such exercise, the “Option Exercise”). Previously, on February 24, 2026, pursuant to that certain Option Agreement, dated as of February 24, 2026 (the “Option Agreement”), upon exercise of the Put Right (as defined therein), Mr. Kepler was required to transfer an aggregate of 1,084,999 shares of Company’s Series A Preferred Stock, par value $0.001 (the “Series A Preferred Stock”) held by Mr. Kepler in exchange for the Company transferring an aggregate of 3,269,998 shares of Series A Preferred Stock of Blackbox.io, Inc., which represents all of the Series A Preferred Stock of Blackbox.io, Inc. owned by us. Following the Option Exercise, Blackbox.io ceased to be a subsidiary of the Company.

Underwritten Public Offering — March 2026

On March 9, 2026, we completed an underwritten public offering of 2,702,702 shares of our common stock at a public offering price of $18.50 per share and the Underwriters purchased shares pursuant to the underwriting agreement at a price per Share of (i) $17.39 in connection with 2,349,037 Shares sold to investors sourced by the Underwriters and (ii) $18.2225 for 353,665 Shares sold to investors sourced by the Company. . We received gross proceeds of $50.0 million and net proceeds of approximately $46.8 million, after underwriting discounts and commissions of approximately $2.7 million and offering expenses. We granted the underwriters a 30-day option to purchase up to 396,963 additional shares on the same terms to cover over-allotments; the option expired unexercised on April 8, 2026.

Effective March 5, 2026, and in connection with the offering, we terminated the at-the-market equity program inherited from Blackbox, under which 260,000 shares had been sold for gross proceeds of approximately $2.2 million from inception through February 19, 2026. We do not intend to resume sales under the program.

We agreed to a 60-day lock-up on additional equity issuances, which expired on May 8, 2026, and granted the lead underwriter a 180-day right to participate in certain future financings, which remains in effect through September 5, 2026.

Preferred Share Conversion and Deconsolidation of Blackbox.io, Inc.

On April 14, 2026, Gust Kepler, the former CEO of Blackbox converted 550,000 shares of Series A Convertible Preferred Stock into 550,000 shares of common stock in accordance with the related Certificate of Designations.

On May 5, 2026, pursuant to the 2025 Option Exercise Agreement with Gust Kepler, the sole director and President of Blackbox.io, Inc. (“Blackbox.io”), the Nevada corporation that operates the historic Blackbox fintech business. Pursuant to that agreement, Mr. Kepler transferred to us 1,084,999 shares of our Series A Convertible Preferred Stock and we transferred to Mr. Kepler 3,269,998 shares of Series A Preferred Stock of Blackbox.io, representing all such shares we held.

Each share of Blackbox.io Series A Preferred Stock carries 100 votes per share and votes with the common stock as a single class. Following the transfer, Mr. Kepler holds a majority of Blackbox.io’s voting power, and we no longer have the ability to elect or remove directors or otherwise direct the activities most significant to Blackbox.io’s economic performance. We retain our common stock equity interest in Blackbox.io, which represents a non‑controlling minority voting interest.

As of May 2026, following the Option Exercise, Blackbox.io ceased to be a subsidiary. Blackbox.io is not material to our consolidated results, financial position or cash flows; the financial effect of the deconsolidation will be reflected in our financial statements for the three and six months ending June 30, 2026.

Separately, on the same day Mr. Kepler sold 1,634,999 shares of our Series A Convertible Preferred Stock to Leonard Sternheim for aggregate consideration of $1.00, pursuant to a previously disclosed February 24, 2026 stock purchase agreement contingent on closing of the Merger. We were not a party to, and received no proceeds from, that transaction. As a result of these transactions, voting control of the Company is now substantially concentrated in our Chief Executive Officer and director, Leonard Sternheim. Following the Company's reacquisition and cancellation of 1,084,999 shares of our Series A Convertible Preferred Stock from Mr. Kepler. Mr. Sternheim beneficially owns all of the shares of our Series A Convertible Preferred Stock that remain outstanding. Each share of our Series A Convertible Preferred Stock carries 100 votes per share and votes together with our Common Stock as a single class on all matters submitted to a vote of stockholders. Without considering the shares of our Common Stock that Mr. Sternheim directly or indirectly holds, Mr. Sternheim now controls a substantial majority of the aggregate voting power of our outstanding capital stock. As a consequence, the Company now meets the definition of a "controlled company" within the meaning of Nasdaq Listing Rule 5615(c). The Company does not currently intend to rely on the corporate governance exemptions available to controlled companies under Nasdaq Listing Rule 5615(c)(2), and will continue to maintain a majority‑independent Board of Directors and fully independent Audit, Compensation, and Nominating and Corporate Governance Committees. The concentration of voting power described above, the potential for transactions in which Mr. Sternheim has an interest that differs from that of our other stockholders, and the limited ability of our public stockholders to influence matters submitted to a vote could materially and adversely affect the trading price of our Common Stock and are described in greater detail in Part II, Item 1A of this Quarterly Report on Form 10‑Q.

Key Factors and Trends Affecting Our Business
We believe the following factors will significantly affect our future results, financial condition and cash flows. The discussion reflects management’s current expectations and is subject to the matters described under “Risk Factors” and “Cautionary Note Regarding Forward‑Looking Statements.”

Demand for Rare Earth Materials and Magnets

Magnet rare earths—neodymium, praseodymium, dysprosium, terbium and samarium—are critical inputs for NdFeB and samarium‑cobalt magnets used across defense, aerospace, electric and hybrid vehicles, robotics, industrial automation, wind, medical devices and consumer electronics. We expect medium‑ and long‑term demand to grow with electrification, the energy transition, the proliferation of “physical AI” applications and increasing focus on industrial and defense supply chain security.

During 2025 and into 2026, China expanded export controls and licensing requirements on rare earths, rare earth magnets and downstream products, including products containing even trace amounts of Chinese‑origin material. The November 2025 U.S.–China trade and economic understanding suspended certain expanded controls and retaliatory measures, but heightened market focus on rare earth supply chain volatility, potential magnet rare earth shortages, price volatility and the strategic value of non‑Chinese supply continues. As an integrated North American producer that spans upstream resources and downstream metallization and magnet materials, we believe we are well positioned to benefit from these trends, particularly as U.S. policy, procurement and customer qualification frameworks continue to favor domestic, traceable supply.

U.S. and Allied Policy and Procurement

U.S. initiatives under the Defense Production Act, the Inflation Reduction Act, the Department of Defense Industrial Base Analysis and Sustainment program and related procurement and grant programs continue to support the domestic critical minerals supply chain. The Euclid Facility currently supplies government and government‑affiliated customers, and we are actively pursuing additional government, defense and dual‑use customer relationships and funding opportunities. Changes in administration priorities, appropriations, tariff and trade policy, or program scope could materially affect demand, realized prices and the availability of government funding for our capital projects.

Advancement of the SRC Strategic Processing and Metallization Arrangements

We are continuing to advance our strategy to develop rare earth separation, processing, and metallization capabilities in North America. A key element of this strategy is our relationship with SRC, under which we entered into arrangements in November 2025 to support pilot-scale process development and the planned development of a commercial-scale metallization facility.

The SRC arrangements are expected to affect our business, liquidity, capital allocation, operating results, and development timeline. During the three months ended March 31, 2026, we paid aggregate deposits of $2.4 million to SRC, consisting of $1.4 million under the Pilot Agreement and $1.0 million under the EPF Agreement. As of March 31, 2026, we had not received equipment, goods, or services related to these deposits. Accordingly, the deposits were recorded as prepaid or other assets rather than expense, construction in progress, or property and equipment.

The Pilot process project is intended to support pilot-scale process development and validation activities. The anticipated pilot process and related pilot equipment are expected to provide technical information necessary to determine processing specifications, equipment configuration, operating parameters, and other requirements for the planned commercial-scale metallization facility. The results, timing, and cost of the pilot program may affect the scope, timing, and cost of the commercial-scale facility and our related capital requirements.

Future expenditures related to the planned commercial-scale metallization facility may be significant and may vary based on the pilot results, engineering requirements, equipment procurement, permitting and safety requirements, commissioning requirements, availability of financing, and our approval of future work programs. We expect that these arrangements will continue to be an important factor affecting our liquidity and capital resources as we advance our processing and metallization strategy.

Ramp-Up and Expansion of the Euclid Facility

Near‑term revenue is generated primarily at the Euclid Facility under short‑term service and supply contracts for rare earth metals, alloys and magnet materials. From acquisition on March 31, 2025 through December 31, 2025, the Euclid Facility generated $0.8 million of revenue and $0.9 million of related cost of sales. Growth in revenue and operating margin will depend on customer and product qualification, capital investment in equipment upgrades, automation and capacity expansion, feedstock supply (including under our SRC arrangement), workforce and continued compliance with the requirements applicable to U.S. government and defense customers. We continue to evaluate further investment in metallization, alloy and magnet materials capacity, which we expect to require additional capital expenditures.

Advancement of the Hoidas Lake Project

The Hoidas Lake Project remains an exploration‑stage property. As of March 31, 2026, we had capitalized $50.5 million in related mining property rights, with no amortization recorded as production has not commenced; mineral exploration costs are expensed as incurred. Advancing the project toward S‑K 1300 mineral resources and reserves will require substantial multi‑year expenditures, including drilling and metallurgical testing, environmental and engineering studies, indigenous and community engagement, permitting and pre‑feasibility and feasibility studies. The timing, scope and outcome of these activities—and the ultimate development decision—will materially affect our long‑term financial profile and capital needs.

The Hoidas Lake dispositions require annual exploration expenditures of CDN$15 per hectare in each of years two through ten following staking, and CDN$25 per hectare thereafter. The property is also subject to a 1.8% net smelter return royalty, capped at an aggregate CDN$1.0 million payable quarterly from gross revenue once commercial production is reached.

Public Company and Regulatory Costs

As a Nasdaq‑listed reporting company, we expect to incur substantial incremental costs for SEC reporting, Sarbanes‑Oxley compliance, internal control over financial reporting, investor relations, D&O insurance, board fees and external audit, legal and other professional services. Our operations are also subject to U.S. and Canadian laws and regulations governing mining, environmental protection, occupational health and safety, export controls (including defense‑related materials and technology) and anti‑corruption. Compliance is integral to our cost base; changes in these laws and regulations could materially affect our business.

Results of Operations
Basis of Comparison
The period-over-period changes presented in the table below are affected by significant changes in the composition of the Company's consolidated reporting entity between the comparative periods, and are not, in management's view, representative of the underlying operating trends of the post-Merger business. In particular:

The three months ended March 31, 2025 reflect the operations of pre-merger REalloys Inc. (the accounting acquirer) only, prior to the March 31, 2025 acquisition of PMT Critical Metals Inc. ("PMTCM") and prior to the February 24, 2026 reverse recapitalization with Blackbox As a result, the comparative period includes no revenue, no PMTCM operating expenses, and no Blackbox subscription revenue, cost of revenues or operating expenses.

The three months ended March 31, 2026 reflect (i) a full quarter of PMTCM operations (acquired on March 31, 2025, the final day of the comparative quarter), (ii) 33 days of consolidated Blackbox operations (February 25 through March 31, 2026), and (iii) significant non-recurring charges recognized in connection with the closing of the Merger, including $32.9 million of stock-based compensation expense related to awards granted in connection with the formation of the post-Merger board of directors, a $6.4 million impairment of the EVTEC Holdings Group Limited investment acquired in the Merger, and $9.2 million accretion expense on the Series C Convertible Preferred Stock recognized upon its conversion to common stock.

Accordingly, the period-over-period percentage changes shown in the table below — including the 9,750% increase in general and administrative expense and the 10,092% increase in total operating expenses — principally reflect the change in the composition of the reporting entity and the Merger-related non-cash charges, rather than period-over-period changes in the underlying operations of any business included in both periods. Readers should consider these comparability limitations when evaluating the discussion that follows.

The Company is in the development stage and has not generated significant revenue during the periods presented. For the three months ended March 31, 2026, operating results were driven primarily by general and administrative expenses, including non-cash stock-based compensation recognized in connection with the February 24, 2026 reverse recapitalization, director and officer RSU awards, and shares-for-services consulting agreements, together with costs associated with operating as a newly public company.

Compared with the prior-year period, operating expenses increased materially as a result of costs associated with the reverse recapitalization transaction, SEC reporting and compliance requirements, audit readiness, legal and technical accounting support, and additional administrative infrastructure required to support the Company’s growth strategy and public-company obligations. The Company also expects continuing expenditures associated with the development of its business plan, including advancement of its mineral property strategy, downstream processing capabilities, and supply chain relationships. As a result, the Company expects to continue to incur net losses for the foreseeable future.

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

	March 31, 2026	March 31, 2025	$ Change	% Change
	(Unaudited)
Net Revenues	$706	$-	$706
Operating expenses:
Cost of sales	299	-	299
Software and development costs	34	-	34
General and administrative	85,402	867	84,535	9,750%
Advertising and marketing	2,541	-	2,541
Depreciation and amortization	87	-	87
Total operating expenses	88,363	867	87,496	10,092%

Loss from operations	(87,657)	(867)	(86,790)	10,010%
Other expense	19,061	875	18,186	2,078%
Net loss	(106,718)	(1,742)	(104,976)	6,026%

Revenue

Revenue for the three months ended March 31, 2026 was $706, compared to $0 for the three months ended March 31, 2025. The Q1 2026 revenue reflects PMTCM's sales of rare earth metals and magnet materials at the Euclid Magnet Facility, principally under contracts with the Defense Logistics Agency (DLA contract awarded March 2, 2026) and the U.S. Department of Energy's AMES National Laboratory, together with subscription revenue from the Blackbox trading analytics platform for the 33-day period from February 25 through March 31, 2026. Q1 2025 revenue was $0 because the PMTCM acquisition closed on March 31, 2025 (the final day of that quarter) and Blackbox was not yet included in our results.

Cost of Revenues and Gross Margin

Cost of revenues for the three months ended March 31, 2026 was $299 compared to $0 for the three months ended March 31, 2025. Cost of revenues consists primarily of outsourced direct costs allocated from Powdermet, Inc. under the PMTCM Uses & Services Agreement, representing materials and direct labor costs at the Euclid Magnet Facility, together with Blackbox cost of revenues (merchant fees, data feeds, and technology costs) for the post-merger period. Gross profit for the three months ended March 31, 2026 was $407, representing a gross margin of 58%. There was no comparable gross margin for Q1 2025 as the Company had no revenue in that period.

Software Development Costs

Software development costs for the three months ended March 31, 2026 were $34, compared to $0 for the three months ended March 31, 2025. These costs relate to the Blackbox trading analytics platform and were not present in the prior-year period as Blackbox was not consolidated until the February 24, 2026 reverse recapitalization.

General and Administrative

General and Administrative expenses for Q1 2026 was $85.4 million, compared to $0.9 million for Q1 2025. The increase was driven primarily by $81.8 million of stock-based compensation. Stock based compensation expense included $32.9 million on the vesting of RSUs granted to the members of the Board of Directors of the Company who joined at the closing of the Merger and stock-based compensation expense of $48.9 million related to executive and shares-for-services consulting awards granted in 2025. Excluding non-cash items, SGA was approximately $3.6 million, of professional fees, legal, audit, and other general and administrative expenses. Management expects to incur significant costs throughout fiscal 2026 related to public company governance, advancement of the Company's Information Technology capabilities and other costs associated with our recent public listing.

Advertising and Marketing

Advertising and marketing expenses for the three months ended March 31, 2026 were $2.5 million, compared to $0 for the three months ended March 31, 2025. These expenses reflect communications and marketing agreements entered following the reverse recapitalization, including costs associated with increasing retail investor awareness of the Company following its Nasdaq listing on February 25, 2026. The Company does not expect advertising and marketing expenses to continue at this level in future periods.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2026 was $87, compared to $0 for the three months ended March 31, 2025. The expense relates to fixed assets at the Euclid Magnet Facility, intangible assets acquired in connection with the PMTCM acquisition, and fixed assets of Blackbox consolidated from the February 24, 2026 merger date, none of which were reflected in Q1 2025.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2026 was net expense of $19.1 million, compared with net expense of $0.9 million for the three months ended March 31, 2025. The components of the period-over-period change are summarized below (in thousands):

	March 31, 2026	March 31, 2025	$ Change	% Change
Impairment of EVTEC investment	$(6,394)	$-	$(6,394)
Change in fair value of contingent consideration	(3,439)	(784)	(2,655)	339%
Accretion expense — Series C Convertible Preferred Stock	(9,228)	-	(9,228)
Interest income, interest expense and other, net	-	(90)	90	(100)%
Other income (expense), net	$(19,061)	$(874)	$(18,187)	2081%

The Q1 2026 components are described below.

•Impairment of EVTEC investment. We recognized a $6.4 million impairment of the EVTEC Holdings Group Limited equity investment on the February 24, 2026 Merger date. The investment was recorded at its historical carrying value of $8.4 million on acquisition and written down to an estimated fair value of $2.0 million under the measurement alternative for equity securities without a readily determinable fair value under ASC 321, reflecting observable indicators including the failure of two contemplated public-market transaction pathways, operational disruption from a cyber-attack on EVTEC's primary customer, reduced FY2026 revenue guidance, and concentrated customer exposure.

•Change in fair value of contingent consideration. We recognized a $3.4 million loss on the remeasurement of the acquisition-related contingent consideration (the Special Warrant entitled to automatic conversion into $38.0 million of common stock upon a qualifying go-public transaction) immediately prior to its conversion to equity on the February 24, 2026 closing date. The Level 3 fair value of the contingent consideration was adjusted from a carrying value of $34.6 million to its $38.0 million conversion value, with the corresponding equity issuance reclassified to additional paid-in capital.

•Accretion expense — Series C Convertible Preferred Stock. We recognized $9.2 million of accretion expense in connection with the conversion of our Series C Convertible Preferred Stock to common stock. The Series C Convertible Preferred Stock had been recorded at an initial carrying value below its stated conversion value, and the remaining accretion to conversion value was recognized in earnings upon conversion.

The Q1 2025 amount consisted primarily of a $0.9 million change in fair value of contingent consideration related to the pre-merger Special Warrant.

Net Loss

Net loss for the three months ended March 31, 2026 was ($106.7 million), compared to ($1.7 million) for the three months ended March 31, 2025. The significant increase in net loss was driven primarily by $81.8 million in stock-based compensation recognized in the quarter in connection awards granted on the appointment of certain new directors following the Merger, recognition of stock-based awards and shares-for-services consulting agreements granted in previous periods, as well as the $6.4 million EVTEC investment impairment and the $3,4 million change in fair value of Special Warrants.

Liquidity and Capital Resources
As of March 31, 2026, the Company had cash of $42.5 million, and as of the financial statement issuance date of May 20, 2026, the Company had approximately $34.3 million of unrestricted cash. The Company’s historical sources of liquidity have consisted primarily of equity financings and sale of common shares. The Company’s principal liquidity requirements are expected to consist of funding operating losses, professional fees, public-company compliance costs, maintenance of mineral properties, and development of the Company's rare earth processing and metallization project.

Key Liquidity Metrics	March 31, 2026 ($)	December 31, 2025 ($)
Cash and cash equivalents	$42,548	$2,824
Working capital (current assets minus current liabilities)	58,925	31,387
Accumulated deficit	(187,843)	(81,125)
Total stockholders’ equity	101,568	35,834
The following table summarizes our cash flows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025	$ Change	% Change
Net cash used in:
Operating activities	$(10,550)	$(352)	$(10,198)	2897%
Investing activities	396	-	396
Financing activities	57,378	841	56,537	6723%
Net change in cash and cash equivalents	$47,224	$490	$46,734	9538%
Operating Activities

Cash used in operating activities of $10.6 million for Q1 2026 reflects approximately $4.5 million of cash general and administrative expenses, $2.4 million of SRC deposits, and $2.5 million of advertising and marketing costs. The $106.7 million net loss is reconciled to operating cash use principally by non-cash items recognized in connection with the Merger: $81.8 million of stock-based compensation, the $6.4 million EVTEC impairment, $9.2 million of accretion expense on the Series C Convertible Preferred Stock recognized on conversion, and $3.4 million of change in fair value of contingent consideration prior to their conversion to common stock.

The Q1 2025 amount reflects pre-merger REalloys operations only and is not representative of the post-Merger consolidated business.

Investing Activities

Cash provided by investing activities of $0.4 million for Q1 2026 represents cash acquired in the reverse recapitalization, less de minimis fixed-asset purchases. We had no comparable investing activity in Q1 2025. We expect investing cash use to increase in future periods as we advance our SRC Arrangements.

Financing Activities

Cash provided by financing activities of $57.4 million for Q1 2026 consisted principally of approximately $46.8 million of net proceeds from the March 9, 2026 underwritten public offering, $7.5 million of prospective-investor share-subscription deposits (returned in April 2026), and $2.6 million of net cash from the second tranche of the Series X Preferred Stock financing at the Merger's closing. The Q1 2025 amount of $1.3 million reflects an initial Series X Preferred Stock tranche.

Cash increased from $2.8 million at December 31, 2025 to $42.55 million at March 31, 2026. The increase reflects the March 9, 2026 public offering of approximately $46.8 million and the receipt of the second tranche of the Series X Preferred shares ($2.6 million, net) on the Merger's close, We are using the net proceeds for working capital and general corporate purposes, including ongoing operations at our Euclid facility, discretionary expenditures under our rare-earth processing and metallization arrangements, and public-company operating costs. The offering, together with our existing cash, is the principal reason that cash and cash equivalents increased.and underlies our reassessment under ASC 205 that substantial doubt about our ability to continue as a going concern no longer exists. See Going Concern Reassessment above and Note 8 — Stockholders' Equity.

Increases were partially offset by operating cash outflows, current deposits made related to the rare earth processing and metallization project, and retirement of certain related party debts.

Known material cash commitments include non-binding SRC capital commitments of approximately $71.3 million over 2025–2028. Management views these expenditures as discretionary and capable of being sequenced or financed through separate project-level or capital markets activity. The Company expects that additional capital may be required for longer-term growth initiatives.

The Company is actively evaluating a range of potential financing alternatives, including equity, equity‑linked and debt instruments, as well as strategic and government‑linked funding arrangements, to support its development pipeline and capital projects. While current cash resources are expected to be sufficient to fund baseline operating needs and obligations for at least the next twelve months, Management expects that additional capital will be required to execute the Company’s near‑term development and expansion plans on the desired timetable and scale. As part of its broader capital strategy, the Company may adjust the timing, scope or sequencing of certain discretionary or project‑related expenditures, including deferring or phasing elements of its development program, if necessary, based on the availability and cost of external funding. Accordingly, the Company anticipates pursuing one or more additional funding transactions, the timing, structure and amount of which will depend on market conditions, project prioritization and other factors, and there can be no assurance that such financing will be available on acceptable terms, or at all.

Known Trends and Uncertainties
The Company’s future operating results are subject to a number of known trends and uncertainties. These include the need to obtain additional financing, the timing of development activities relating to mineral properties and operational infrastructure, dependence on successful execution of supply chain and expansion initiatives, and the increased costs and administrative burden associated with operating as a newly public company.
In addition, the Company’s future performance may be affected by the volatility of rare earth materials markets, the timing of customer demand in protected U.S. markets, regulatory and permitting developments, and the Company’s ability to attract and retain qualified personnel and advisors necessary to support its operations and reporting functions. Against this backdrop, capital availability is the Company's most immediate planning constraint.
•The Company requires additional capital to fund longer-term operations, develop the Hoidas Lake mineral property, and build downstream processing capacity. The Company estimates non-binding SRC capital commitments of approximately $71.3 million over 2025–2028.

•Effective January 1, 2027, the U.S. Department of Defense will prohibit procurement of covered permanent magnets containing rare earths from adversarial nations (NDAA FY2023 §857). This regulatory development is expected to create demand for the Company’s North American supply chain; however, qualifying as a compliant supplier and executing defense contracts ahead of the effective date is subject to uncertainty.

•Heavy rare earth prices (dysprosium, terbium) increased materially in early 2026. The Company does not currently hedge commodity price exposure.

•The Company’s PMTCM revenue depends on contracts with U.S. government agencies; the DLA contract was awarded March 2, 2026. Any disruption to or failure to renew these contracts could adversely affect revenue.

•As a newly public company, the Company is incurring significant additional costs for SEC compliance, investor relations, and internal controls development.

Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. In the Company’s previously issued interim financial statements for the period ended September 30, 2025, management concluded that substantial doubt existed about the Company’s ability to continue as a going concern due to limited liquidity, negative operating cash flows and the early stage of the Company’s operations.

In connection with the preparation of these consolidated financial statements, management reevaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40.

In performing this assessment, management considered obligations probable of becoming due within the applicable assessment period and distinguished those obligations from larger strategic and development expenditures that are discretionary, non-binding, capable of being sequenced or expected to be financed separately. Management’s improved liquidity position reflects the successful execution of financing plans contemplated in prior periods, including the closing of the Company’s March 9, 2026, public offering, Based on the Company’s improved liquidity, management concluded that the conditions and events that raised substantial doubt in the prior period do not raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

The Company expects that additional capital may be required in the future to support longer-term strategic growth initiatives and major development projects. However, management’s going concern conclusion does not depend on the completion of any specific future financing transaction during the applicable one-year assessment period.

Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in our the Company's Current Report on Form 8-K/A filed on May 12, 2026, and in Blackbox's Annual Report on Form 10-K for the year ended December 31, 2025. Other than those listed below, there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026.
Reverse Recapitalization

The accounting for the February 24, 2026 reverse recapitalization required significant management judgment and estimation as it pertains to the fair value of certain assets acquired. Second, the EVTEC Holdings Group Limited investment acquired in the recapitalization was written down to an estimated fair value of approximately $2.0 million at the merger date, from a carrying value of $8.4 million, using unobservable inputs including assessments of EVTEC's operational disruption, customer concentration, and failed public-market transaction pathways. This Level 3 fair value measurement is inherently uncertain and actual results may differ materially.

Off-Balance Sheet Arrangements
As of March 31, 2026, the Company did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the disclosures required by this item pursuant to Item 305 of Regulation S-K.
Item 4. Controls and Procedures.
Management's Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in internal control over financial reporting described below.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Material Weaknesses in Internal Control Over Financial Reporting

Management identified the following material weaknesses as of March 31, 2026:

1.Insufficient Accounting Personnel. The Company does not have a sufficient number of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP and SEC reporting requirements. Prior to the February 24, 2026 reverse recapitalization, REalloys operated as a privately held company and its financial reporting processes were not designed to comply with requirements applicable to public company issuers under the Securities Exchange Act of 1934.

2.Inadequate Segregation of Duties. The Company’s current staffing levels do not provide for adequate segregation of duties over financial reporting processes, including transaction initiation, authorization, recording, and review functions.

3.Lack of Formalized Period-End Controls. The Company does not have sufficiently formalized and documented period-end financial reporting and review controls, including closing procedures, account reconciliations, and management review of financial statement line items.

Remediation Plan

Management has initiated a remediation plan, including: (i) recruiting additional finance and accounting personnel with U.S. GAAP and SEC reporting experience; (ii) documenting key period-end financial reporting and review procedures; and (iii) evaluating the design of IT general controls. The Company anticipates substantially completing the remediation by the end of 2026. Material weaknesses will not be considered remediated until the applicable controls have operated effectively for a sufficient period and management has tested their operating effectiveness.

Changes in Internal Control Over Financial Reporting

On February 24, 2026, the Company completed its reverse recapitalization with Blackbox and began integrating the two companies’ financial reporting processes and control environments. These actions represent material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026. Management is continuing to evaluate ICFR design and operating effectiveness for the combined company and expects to provide the required disclosures in the Annual Report on Form 10-K for the year ending December 31, 2026.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Voting control of the Company is now concentrated in our Chief Executive Officer, whose interests may conflict with the interests of our other stockholders.

May 5, 2026, as a result of the closing of the 2025 Option Exercise Agreement with Mr. Gust Kepler and the separate sale by Mr. Kepler of additional shares of our Series A Convertible Preferred Stock to our Chief Executive Officer and director, Leonard Sternheim, Mr. Sternheim became the beneficial owner of all of the shares of our Series A Convertible Preferred Stock. Each share of our Series A Convertible Preferred Stock carries 100 votes per share and votes together with our Common Stock as a single class on all matters submitted to a vote of stockholders. Excluding the shares of our Common Stock that Mr. Sternheim directly or indirectly holds, Mr. Sternheim now controls a substantial majority of the aggregate voting power of our outstanding capital stock. As a consequence, the Company has become a "controlled company" within the meaning of Nasdaq Listing Rule 5615(c).

Because of the foregoing, Mr. Sternheim has the practical ability, acting alone and by written consent of stockholders and without the concurrence of any other stockholder, to determine the outcome of substantially all matters submitted to a vote of our stockholders, including the election and removal of all of our directors other than himself, amendments to our Articles of Incorporation and Bylaws, and the approval (or rejection) of any merger, consolidation, sale of substantially all of our assets, recapitalization, or other extraordinary corporate transaction, including transactions in which Mr. Sternheim or his affiliates may have an interest that differs from, or conflicts with, the interests of our other stockholders. Mr. Sternheim also serves as our Chief Executive Officer and as a member of our Board of Directors, and is party to a Professional Services Agreement previously disclosed in our Form 8-K dated February 25, 2026. The combination of his executive, board, and stockholder roles further concentrates influence over the day-to-day management of the Company, the Company's strategic direction, and the Company's relationships with related parties.

This concentration of voting and managerial power presents a number of risks to our other stockholders, including, among others, the following:

•Our other stockholders, including the holders of our publicly traded Common Stock, will have limited ability to influence matters submitted to a vote of stockholders, and the outcome of any such vote will, as a practical matter, be determined by Mr. Sternheim.

•Mr. Sternheim has the ability, acting by written consent and without prior notice to or approval of our other stockholders, to remove and replace directors (other than himself), to fill vacancies on the Board of Directors, and to adopt amendments to our Bylaws, in each case in a manner that could limit the independence of the Board of

Directors, alter the composition or authority of its standing committees, or otherwise reduce the protections currently available to our other stockholders.

•Mr. Sternheim has the ability to approve, or to block, transactions in which he or his affiliates have a direct or indirect interest, even if such transactions are not favored by our other stockholders or by the independent members of our Board of Directors.

•Mr. Sternheim's voting power, together with provisions in our Articles of Incorporation,, may have the effect of delaying, deterring, or preventing a change of control of the Company, including a transaction that other stockholders might consider favorable, and may limit the price that investors are willing to pay in the future for shares of our Common Stock.

•The interests of Mr. Sternheim, may differ from the interests of holders of our Common Stock with respect to matters such as the declaration and timing of dividends, the issuance of additional equity securities, the incurrence of indebtedness, the pursuit of strategic transactions, and the timing and structure of liquidity events.

•Because we qualify as a "controlled company" under Nasdaq Listing Rule 5615(c), we are eligible to rely on exemptions from certain Nasdaq corporate governance requirements, including the requirements that a majority of our Board of Directors be independent and that our Compensation Committee and Nominating and Corporate Governance Committee be composed entirely of independent directors. Although we do not currently intend to rely on these exemptions and intend to continue to maintain a majority-independent Board and fully independent Audit, Compensation, and Nominating and Corporate Governance Committees, we may in the future elect to rely on some or all of the controlled company exemptions, in which case our other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

•The concentration of voting power, the existence of a high-vote class of preferred stock, and our status as a controlled company may cause certain institutional investors, index providers, and proxy advisory firms to restrict or limit their investment in, or their support for management proposals relating to, our Common Stock, which could adversely affect the trading price, trading volume, and liquidity of our Common Stock.

The integration of Blackbox and its Blackbox.io subscription business may be more difficult, time-consuming or costly than expected, and we may not realize the anticipated benefits of the Merger

The February 24, 2026 Merger combined two businesses with different operating models, customer bases, regulatory profiles and financial-reporting cadences. The integration process — including the integration of accounting, treasury, equity-administration, billing, customer-support and IT general controls — is ongoing as of the date of this Quarterly Report and is subject to material weaknesses in our internal control environment described above. The May 5, 2026 Option Exercise, which will result in the anticipated deconsolidation of Blackbox.io in the second quarter of 2026, will further reduce the period over which the integration of the Blackbox.io business will benefit our consolidated results. The performance, recoverability or impairment of the EVTEC Holdings Group Limited investment acquired in the Merger remains subject to material uncertainty, as evidenced by the $6.4 million impairment recognized at the closing of the Merger. The anticipated benefits of the Merger may not be realized fully, or at all, if integration challenges, control deficiencies, or further write-downs of acquired assets materialize.

Risks Related to REalloys’ Business and Industry

We are dependent on short term contract work and there are no guarantees that REalloys will receive any additional orders or contracts.

The Euclid Magnet Facility is currently producing rare earth metals and magnet materials for the DLA, the DOE’s AMES National Laboratory and NdFeB magnet industry clients. Contract works are short term in nature, often less than six months, and there are no guarantees that any additional orders will be receive by REalloys.

In addition to the short term limited rare earth metals and magnet materials contract works, the Euclid Magnet Facility is under development to significantly increase production of NdFeB magnet materials commencing in the fourth quarter of 2025 to expand to 500 metric tonnes per annum (“mtpa”) magnet materials and magnet production capacity by the second quarter of 2026 and 1,000 mtpa production of magnet materials and magnets by the second quarter of 2027. REalloys’ lack of commercial operating history at these forecasted volumes scale limits the accuracy of any forward-looking forecasts, prospects or business outlooks or plans.

REalloys may not be able to secure the necessary feedstock, offtake, or equipment in order to economically produce NdFeB magnet materials and magnets, including from the HLREE.

REalloys’ commercial framework agreements with the Saskatchewan Research Counsel (“SRC”), located in Saskatoon, Saskatchewan Province, Canada, outlines the rare earth oxide and metal products the SRC will provide to the REalloys, in return for REalloys providing funding towards SRC’s contemplated expanded processing capabilities. The expanded processing would allow SRC to process the oxide and metal products it intends to provide REalloys. Under the framework agreements REalloys is entitled to priority offtake rights, including rights of first refusal on future volumes to be processed at SRC’s expanded Separation Facilities. There can be no assurances that the conditions required for REalloys to fund toward the SRC’s expansion, including agreement of detailed scope and budget, over which REalloys has unilateral and sole discretion of the approval, will occur. If we are unable to and maintain the agreements or enter into an alternative arrangement with another processing facility and/or satisfy the conditions therein, or if we are only able to do so on terms that are unfavorable to us, this will have a negative effect on our supply chain, strategy and current projections, including projections related to future production capabilities. If this happens, our results of operations and financial condition could be materially and adversely affected. Additionally, there are no assurances that the framework agreements will lead to suitable and verified third party sources of rare earth concentrates and/or light rare earth oxides and/or re-cycled magnets and/or heavy rare earth oxides available for process at the SRC Separation Facilities prior to or after HLREE concentrate becomes available. Currently, the SRC Separation Facilities’ expansion to meet the forecasted feedstock requirements of the Euclid Magnet Facility is not scheduled to be commissioned until the second quarter of 2026 and any delays in completion, any capital and operating cost overruns and any quality issues will have an adverse impact on REalloys’ forecasted second quarter 2026 production schedules and financial viability.

REalloys realizes revenue at the Euclid Magnet Facility from contract works, which include the production of a limited amount rare earth metals and magnet materials for and on behalf of its clients. To date, REalloys has yet to realize any revenues from the direct production and/or sale of NdFeB magnet materials and magnet or critical minerals, or rare earth minerals, and its operating and capital investment and cash flow needs have been financed through the issuances of debt and equity raises and not through cash flows derived from its operations. As a result, REalloys has little historical financial and operating information available to help potential investors evaluate its performance. Any profitability in the future from our business will be dependent upon the development of the projects, the award of additional contract works beyond July 2025, and the production of NdFeB magnet materials and magnets, which is subject to numerous risk factors. Accordingly, REalloys may not realize profits, including in the medium to long term. Additional expenditures may be required for working capital purposes, including but not limited to meeting minimum expenditure commitments at the HLREE, constructing, completing and installing additional NdFeB magnet materials and magnet production equipment. Additionally, REalloys’ magnet materials and magnet production capabilities might not be able to fully utilize the nameplate capacity of the equipment.

REalloys also has limited operating history upon which to base estimates of future operating costs and capital requirements. Actual operating costs and economic returns of any and all of REalloys’ projects may materially differ from the costs and returns estimated, and accordingly our financial condition, results of operations and cash flows may be negatively affected. Further, REalloys has no history in operating a business, except for the Euclid Magnet Facility’s contract works, other than pursuing a business combination. In the near term, REalloys’ development and growth depends on its ability to: (i) to extend and source new contract works, (ii) successfully produce magnet materials and magnets at the Euclid Magnet Facility; (iii) secure additional reliable sources of Light Rare Earth Elements (“LREE”) and Heavy Rare Earth Elements (“HREE”) feedstock at prices that are acceptable and attractive to REalloys, (iv) receive processed LREE and HREE materials from the SRC Separation Facilities on acceptable commercial terms and conditions; and (v) secure additional NdFeB magnet materials and magnet customers that are willing and able to purchase REalloys’ magnet materials and magnets at prices that are expected to be profitable for REalloys. Delays in the completion of the expansion of the Euclid Magnet Facility could have a material adverse effect on our business, results of operations and financial condition as well as any delays to the completion and commissioning of the expansion at the SRC Separation Facilities, currently anticipated for the second quarter of 2025.

We may not be able to generate positive cash flows from our expected future business operations. Our long-term success will depend on implementing the business strategy and operational plan of REalloys, as well as our ability to generate revenues, achieve and maintain profitability and develop positive cash flows from our magnet materials and magnet production.

Our ability to continue with development of our business plan to produce and sell NdFeB magnet materials and magnets, to receive LREE and HREE products from the SRC Separation Facilities, and our plans regarding the Euclid Magnet Facility and the HLREE, ultimately depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. We cannot assure you that our projects will result in achieving and maintaining profitability and developing positive cash flows. The economic viability of REalloys’ future business activities has many risks and uncertainties including, but not limited to:

•a significant, prolonged decrease in the price of NdFeB magnet materials and magnets;
•difficulty in marketing and/or selling NdFeB magnet materials and magnets;
•significantly higher than expected capital costs and delays in constructing and commission our projects;
•delays to the commissioning of the expansion at the SRC Separation Facilities, currently schedule for the second quarter of 2026;
•significantly higher than expected feedstock costs and/or source and secure suitable feedstock to support magnet materials and magnet production in the near term until HLREE is capable of satisfying our feedstock needs;
• significant delays, reductions or stoppages of production activities;
•shortages of adequate and skilled labor or a significant increase in labor costs;
•secure additional contract works at the Euclid Magnet Facility;
•implementation of any trade restrictions and tariffs on the movement of LREE and HREE from the SRC Separation Facilities to the Euclid Magnet Facility;
•the introduction of significantly more stringent regulatory laws and regulations and associated delays in permitting including but not limited to further access to explore and develop, as applicable, the HLREE, the SRC Separation Facilities, and the Euclid Magnet Facility;
•delays in the availability of necessary equipment, including construction or production equipment; and
•adverse impacts from tariffs and trade restrictions by U.S.A. and/or Canada and/or other countries

REalloys’ future business activities may change because of any one or more of these risks and uncertainties.

We may experience time delays, unforeseen expenses, increased capital costs, and other complications while developing our projects, these could delay the start of revenue-generating activities and increase development costs.

The production of LREE and HREE materials, NdFeB magnet materials and magnets and mineral exploration and mining by nature involve significant risks and hazards, including environmental hazards, as well as industrial and mining accidents. These include, for example, occupational hazards, leaks, ruptures, explosions, chemical spills, seismic events, fires, cave-ins and blockages, flooding, discharges of gasses and toxic substances, contamination of water, air or soil resources, unusual and unexpected rock formation affecting mineralization or wall rock characteristics, ground or slope failures, rock bursts, wildfires, radioactivity and other accidents, incidents, or conditions resulting from mining or manufacturing activities, including, among others, blasting and the transport, storage and handling of hazardous materials. In particular, the production of LREE and HREE materials, NdFeB magnet materials and magnets involves the use of heavy equipment, operations at high temperatures and the use of dangerous chemicals, among others. These operations can be dangerous and safety incidents in these operations may cause damage to and loss of equipment, injury or death, monetary losses and potential legal liabilities. Any such incident could have a material adverse effect on our business, operating results and financial condition.

Furthermore, there is the risk that relevant regulators and others may impose fines and work stoppages for both compliant and non-compliant exploration, production or mining operating procedures and activities, which could reduce or halt exploration, production or mining until lifted. The occurrence of any of these events could delay or halt exploration and production, increase production costs and result in financial and regulatory liability for us, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the relevant environmental authorities have issued and may issue administrative directives and compliance notices in the future to enforce the provisions of the relevant statutes, requiring specific anti-pollution measures, continuing those measures and/or completing them. The authorities may also order the suspension of part, or all of, our operations if there is non-compliance with legislation. Contravention of some of these statutes may also constitute a criminal offense and an offender may be liable for a fine or imprisonment, or both, in addition to administrative penalties. As a result, the occurrence of any of these events may have a material adverse effect on our business, results of operations and financial condition. REalloys may also face the risks of tariffs and other restrictions of trade as LREE and HREE materials cross international borders.

We may not be able to fulfill the capital infusion requirements set forth in the PMTCM Share Exchange Agreement on or before the completion deadline set forth therein.

Pursuant to the PMTCM Share Exchange Agreement, as amended, REalloys was required to (I) complete several post acquisition transactions, including a capital injection of $1.75 million to settle liens and delivery of clean titles related to the acquired equipment, and (II) otherwise consummate all transactions contemplated by the PMTCM Share Exchange Agreement. Pursuant to the terms thereof, prior to completion, the PMTCM Share Exchange Agreement may be terminated by either party without liability to the terminating party. Upon such termination, among other things: (i) PMTCM shareholders will be required to return any shares of REalloys issued as payment to such shareholders and (ii) REalloys will be required to return to PMTCM shareholders any shares of PMTCM issued to REalloys. As of the date of this joint proxy and consent solicitation statement/prospectus, $0.4 million of the capital injection is outstanding and due on the completion of the merger.

There can be no assurance that REalloys will be able to satisfy the foregoing requirements or obtain a waiver of any of the foregoing requirements. If REalloys’ obligations are not completed within the expected timeframe, such delay may materially and adversely affect the synergies and other benefits that REalloys expects to achieve from the PMTCM Share Exchange Agreement (including the potential total loss of anticipated benefits if the agreement is terminated and the share exchange is unwound pursuant to the terms thereof, as further described above) and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the acquisition. Such failure could also significantly delay the execution of REalloys’ second phase of its overall business strategy of establishing a North American integrated magnet materials and magnet supply chain.

We may not successfully establish or maintain collaborative, joint venture and licensing arrangements, which could adversely affect our ability to vertically integrate into further mid-stream and downstream processing of NdFeB magnet materials and magnets.

A key element of our long-term business strategy is to vertically integrate into further downstream and mid-stream processing of NdFeB magnet materials and magnets. We may also need to license certain intellectual property related to these mid-stream and downstream processes and/or develop the ability, or collaborate with, purchase, or form a joint venture with existing participants in the LREEs, HREEs and magnet materials and magnet production supply chain. In addition, other licenses that may be necessary for some of these mid-stream and downstream processing steps have not yet been obtained. Any failure to establish or maintain collaborative, joint venture or licensing arrangements to produce mid-stream and downstream products on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize downstream magnet materials and magnets.

We are dependent directly and indirectly on US government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited as the targeted NdFeB magnet materials and magnet clients of REalloys include direct sale of materials to the US government and to companies reliant on US government contracts. The interruption of or termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.

REalloys is aiming to build a secured fully integrated North American high-performance NdFeB magnet materials and magnet supply chain and contract works for the US Protected Markets. Over its lifetime, a US government program may be implemented by the award of many different individual contracts and subcontracts. REalloys’ non-US government clients are also heavy reliant on US government funding. As such, we are subject to both direct and indirect impacts on US government funding and programs. The funding of US government programs is subject to US Congressional appropriations. In recent years, US government appropriations have been affected by larger US government budgetary issues and related legislation. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by Congress and the President of the United States or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a US government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

Generally, US government contracts are subject to oversight audits by US government representatives. Such audits could result in adjustments to our direct contract costs as well as indirectly by our non-US government clients’ contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from US government contracting or subcontracting for a period of time.

In addition, US government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the US government’s convenience upon payment only for work done and commitments made at the time of termination. We can give no assurance that one or more of our US government contracts will not be terminated and this also applies to our non-US government clients thar are reliant on US government contracts. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our and/or our non-US government US government contracts. Because a significant portion of our revenue and our non-US government clients’ US government contracts will be dependent on performance and payment under our US government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Conducting business with the US government is also subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in US government contracts, will increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows

In addition, the US government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices, such as those pursued by the recently created Department of Government Efficiency (“DOGE”). On January 20, 2025, President Trump announced an executive order establishing the DOGE to maximize government efficiency and productivity. In February 2025, President Trump stated that he has directed DOGE to review Pentagon spending for potential waste and fraud. Pressures on and uncertainty surrounding the US federal government’s budget and potential changes in budgetary priorities, could adversely affect our revenue, financial condition, and results of operations. President Trump, through executive orders, as well as at the direction of the US Office Management and Budget, have implemented further US government expenditure cuts and reductions, including but not limited to, repeal of a waiver that expedited the use of DPA Title III funds for the DIB. These initiatives and changes to procurement practices may change the way US government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the US government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows.

Additionally, on March 20, 2025, President Trump issued an executive order titled “Immediate Measures to Increase Mineral Production,” aimed at accelerating domestic mineral production by expediting permits, prioritizing federal land use and expanding investment opportunities. These measures could adversely impact the development and execution of REalloys North American integrated high-performance NdFeB magnet materials supply chain for the following reasons, including but not limited to:

•the location of the HLREE in Canada;

•the location of the SRC Separation Facilities in Canada; and

•the potential for our competitors’ US-only located projects to receive funding and contract works at the expense of our business.

There could be both tariff and other trade restrictions between the US and/or Canada and/or other countries that might have significant negative impacts on REalloys’ business strategy and negatively impact cash flows.

Changes in US federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations.

Changes in US federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the US, particularly from China, Canada, and Mexico. On February 1, 2025, the US imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the US and China, but also between the US and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on US goods. Political tensions because of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, US and China trade policies, could have a material adverse effect on our financial condition or results of operations.

Until the HLREE can satisfy our feedstock needs, if ever, our business is subject to the availability of LREE and HREE oxides, re-cycle magnets, and other mineral feedstock, in quantities and prices that allow REalloys to develop and commercially operate the Euclid Magnet Facility and related production of its products.

William J. Lewis, P.Geo. of Micon International Limited prepared a S-K 1300 Technical Report (“Technical Report”) on HLREE dated December 6, 2024, and we plan to de-risk this project as recommended in the Technical Report while concurrently expanding the capabilities and capacity of the Euclid Magnet Facility. HLREE is at the exploration phase and is not and production and therefore is not able to satisfy the feedstock needs necessary for the development and commercial operation of our Euclid Magnet Facility and may never be able to do so. Unless and until HLREE is capable of satisfying our feedstock needs, we will be required to enter into feedstock supply agreements with third parties. We currently intend on sourcing rare earth feedstocks for the SRC Separation Facilities to process and deliver to the Euclid Magnet Facility from verified third-party sources prior to the development of the HLREE. We are in the process of pursuing feedstock supply and offtake arrangements with potential counterparties to provide adequate sources of feedstock for the purchase of all or substantially all our production from the Euclid Magnet Facility, once operational, on terms favorable to us. Such arrangements may not be able to provide all the feedstock which we may require or at economical or favorable prices to us. If we are unable to secure supply agreements that ensure that all our feedstock needs are met or if we are able to secure such agreements, but the counterparties fail to meet their obligations, we may not achieve our goals. If this happens, our results of operations and financial condition could be materially and adversely affected.

The planned development of the HLREE involves numerous uncertainties that could affect the feasibility or profitability of the project.

The HLREE Technical Report includes a description of risks related to HLREE, which are further described below:

•local grade continuity issues, which could lead to poor grade forecasting;

•local density variability, which could lead to misrepresentation of the in-situ tonnes, which in turn also affects the in-situ metal content estimate;

•geologic interpretation, which if such geologic interpretation and assumptions (geometry and continuity) used are used inaccurately, could lead to a potential lack of grade or continuity;

•metallurgical recoveries being based on limited test work, which could lower-than-assumed recovery, or varying rock type;

•difficulty in attracting experienced professionals, which could lead to technical work quality being impacted and/or delayed;

•conceptual future mine plans being based on limited geotechnical test work, which could lead to the selection of differing mining methods and dimensions from what is currently being assumed; and

•environmental or social issues, which could lead to the delay or halting of further studies.

The above risks are only a subset of the overall risks associated with potential development of the HLREE. In addition to the risks stated above, REalloys believes that additional risks are associated with the potential development of HLREE as described in this section.

There is no history of producing minerals from HLREE. The HLREE is an exploration stage property in the early stage of exploration and evaluation. Mine development projects typically require a number of years and significant expenditures during the exploration and development phases before production is possible. The economic feasibility of exploration and development projects is based on many factors, such as the following:

•completion of feasibility studies to evaluate mineral resources and mineral reserves and commercial viability;

•the timing and cost, which can be considerable, of further exploration, licensing, permitting and construction of infrastructure, mining, processing and/or beneficiation facilities;

•our ability to utilize our proprietary process technologies, which could encounter problems or unexpected costs in scale-up;

•securing commercially viable sales outlets for our LREE and HREE, NdFeB magnet materials and magnet products;

•the potential need to enter into joint venture or other partnership arrangements to develop the projects;

•the availability and costs of equipment, supplies and skilled labor, as required;

•the availability and cost of appropriate processing and/or refining arrangements, if required;

•compliance with environmental and other governmental approval and permit requirements;

•the availability of funds to finance exploration, development, and construction activities, as warranted;

•future prices for rare earth minerals and NdFeB magnet materials and magnets;

•potential opposition from non-governmental organizations, environmental, indigenous, or local groups or inhabitants that may delay or prevent development activities;

•potential increases in exploration, construction, and operating costs due to changes in the cost of labor, fuel, power, materials, or supplies;

•potential shortages of mineral processing and/or beneficiation, construction or other facilities-related equipment or supplies; and

•the ability to attract and retain talent for development and operation of the HLREE and downstream beneficiation facilities.

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of HLREE (or other properties that may subsequently be acquired) and demand by other mineral exploration and mining companies. It is common in exploration programs and in development, construction, and mine start-ups to experience unplanned problems and delays. Accordingly, our activities may not result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing minerals from our projects at all or in a reasonable timeframe.

Our mineral resource estimates may be materially different from mineral reserves and final quantities we may ultimately recover, our estimates of life-of-mine may prove inaccurate and market price fluctuations and changes in operating and capital costs may render all or part of our mineral resources uneconomic to extract.

We have reported our mineral resource estimates (“Mineral Resource Estimates”) in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K. Our reported Mineral Resources Estimates represent resource quantities of 711,000 tonnes of TREO in the Measured category at 1.858%, and 1,442,000 tonnes of TREO in the Indicated category at 1.929%, for a combined total of 2,153,000 tonnes of TREO at 1.884% that have a reasonable expectation for eventual economic extraction and refinement under anticipated geological and economic conditions. There are numerous uncertainties inherent in estimating quantities of mineral resources and in projecting potential future mineral reserves and rates of mineral production, including many factors beyond our control. The accuracy of any mineral resource and mineral reserves estimate is a function of a number of factors, including the quality of the methodologies employed, the quality and quantity of available data and geological interpretation and judgment, and is also dependent on economic conditions, such as commodity prices and exchange rates, and market prices being generally in line with estimates.

Furthermore, estimates of different geologists and mining engineers may vary, and results of our mining and production subsequent to the date of an estimate may lead to revision of estimates due to, for example, fluctuations in the market price of ores and metals, reduced metal recovery or increased production costs due to inflation or other factors which may render mineral resources containing lower grades of mineralization uneconomic to exploit and may ultimately result in a restatement of mineral resources and may adversely impact future cash flows. Furthermore, mineral resource and reserve estimates are based on limited sampling and, consequently, are uncertain as the samples may not be representative of the entire body of mineralization. As a better understanding of a body of mineralization is obtained, the estimates may change significantly. In addition, the mineral reserves we ultimately exploit may not conform to geological, metallurgical or other expectations and the volume and grade of ore recovered may be below the estimated levels. Mineral resources data is not indicative of future production.

Substantial capital expenditure is required to identify and delineate mineral resources through geological and geotechnical surveying and drilling, to identify geological features that may prevent or restrict the extraction of ore, to determine the metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. Accordingly, it may not always be possible or economical to conduct such exercises at regular intervals or at all in the future.

There can be no assurance that we will in the long term be able to identify additional mineral resources and reserves or continue to extend the mine life of our existing operations. Without such additional mineral resources and reserves, any increase in the level of annual production would therefore shorten the life of our existing operations. Any failure to identify, delineate and realize mineral resources and reserves in the future could have an adverse effect on our business, financial condition, results of operations, prospects or liquidity.

Mineral operations are subject to market forces outside of our control which could negatively impact us.

The marketability of minerals is affected by numerous factors beyond our control including market fluctuations, government regulations relating to prices, taxes, royalties, allowable production, imports, exports and supply and demand. One or more of these risk elements could have an impact on the costs of our operations and, if significant enough, could impact on our business and financial conditions.

We may be adversely affected by fluctuations in demand for, and prices of, NdFeB magnet materials and magnets and necessary feedstock.

Because our revenue is, and will for the foreseeable future be, derived primarily from the production and sale of NdFeB magnet materials and magnets other than contract works at the Euclid Magnet Facility, changes in demand for, and the market price of, and taxes and other tariffs and fees imposed upon such products and their input could significantly affect our profitability. Our financial results may be significantly adversely affected by declines in the prices of NdFeB magnet materials and magnets or increases in the prices of necessary feedstock. NdFeB magnet materials and magnet prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, tariffs, inflation or deflation, fluctuation in the relative value of the US dollar against foreign currencies on the world market, shipping and other transportation and logistics costs, global and regional supply and demand for NdFeB magnet materials and magnets, potential industry trends, such as competitor consolidation or other integration methodologies, and the political and economic conditions of countries that produce and procure NdFeB magnet materials and magnets. Furthermore, supply side factors have a significant influence on price volatility for critical and rare earth minerals, necessary feedstock, and NdFeB magnet materials and magnet prices. Supply of rare earth minerals, necessary feedstock, and NdFeB magnet materials and magnets is currently dominated by Chinese producers. The Chinese Central Government regulates production via quotas and environmental standards and has and may continue to change such production quotas and environmental standards. Periods of over supply or speculative trading of critical and rare earth minerals can lead to significant fluctuations in the market price and supply of critical and rare earth minerals and magnets. The Chinese Central Government has also restricted the export of processing equipment for the production of rare earths minerals, magnet materials and magnets and this could have adverse impact on our projects.

In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to critical and rare earth minerals supply and demand and ultimately to the broader markets. While some periods of high critical and rare earth mineral market prices generally are beneficial to our financial performance if we are producing rare earth minerals, if ever, or if magnet materials and magnet prices rise in concert with such higher mineral prices, strong critical and rare earth mineral prices however also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for NdFeB magnet materials and magnets or increase our feedstock costs, and at the same time may incentivize development of competing mining properties.

Additionally, because we are and will be in the future heavily dependent on third parties for feedstock, changes in the demand for, the market price of, or taxes, tariffs, or other fees imposed on such feedstock may affect our ability to acquire our supply needs at an economical price. Changes in the price of feedstock could materially and adversely affect our operations and ultimate financial results.

We may not be able to convert current commercial discussions and/or memorandums of understanding with customers for the sale of our NdFeB magnet materials and magnets and other products into definitive contracts, which may have a negative effect on our business.

REalloys does not currently have any contractually committed customers for the planned output and delivery of NdFeB magnet materials and magnets, except for existing contract works at the Euclid Magnet Facility. We are actively working on an expansion project to increase production from current levels for contract works to 500 mtpa of NdFeB magnet materials and magnets. Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. REalloys does not currently have any revenue or definitive off-take or sales agreements with customers in place, except for existing contract works at the Euclid Magnet Facility. Although REalloys is in periodic discussions with potential customers regarding potential offtake agreements, there is no assurance that the parties will be able to reach an agreement or that REalloys will be able to produce and deliver the required NdFeB magnet materials and/or magnets in accordance with the customer’s required specifications and timing requirements. If we are unable to negotiate, finalize and maintain such agreements and satisfy the conditions thereto in order to enter into definitive agreements, or are only able to do so on terms that are unfavorable to us, we will not be able to generate any revenue, which would have a material adverse effect on our business, prospects, operating results and financial condition.

We anticipate that in some cases our products will be delivered to certain customers on an early trial deployment basis, where such customers can evaluate whether our products meet their performance requirements before they commit to meaningful orders of our products. If our targeted customers do not commit to making meaningful orders, or at all, it could adversely affect our business, prospects and results of operations. Our customers may require protections in the form of price reductions and similar arrangements that allow them to require us to deliver additional products or reimburse them for losses they suffer as a result of our late delivery or failure to meet agreed upon specification. Delays in delivery of our products, unexpected performance problems or other events could cause us to fail to meet these contractual commitments, resulting in delays in obtaining the necessary materials used in our production process, defects in material or workmanship or unexpected problems in our manufacturing process, which could lead to unanticipated revenue and earnings losses and financial penalties. The occurrence of any of these events could harm our business, prospects, results of operations and financial results.

Prior to reaching expected production rates at the Euclid Magnet Facility, we intend to enter short- and long-term sales contract works with existing and new customers. However, there can be no assurance that these customers will enter sales contracts for our products. Even if we do enter into offtake and/or sales agreements, we may fail to deliver the product required by such agreements or may experience production costs more than the fixed price to be paid to us under such agreements. The failure to enter such contracts may have a material adverse effect on our financial position and results of operations.

The success of our business will depend, in part, on the growth of existing and emerging uses for NdFeB magnet materials and magnets.

Our strategy is to produce and sell NdFeB magnet materials and magnets, which are used in US Protected Markets, and other existing and emerging technologies, such as, among others, hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies. The success of our business accordingly depends on the continued growth of these end markets and successfully commercializing NdFeB magnet materials and magnets, in such markets. If the market for these existing and emerging technologies does not grow as we expect, if it grows more slowly than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. In addition, the market for these technologies tends to be cyclical, which exposes us to increased volatility, and it is uncertain as to how such macroeconomic factors will impact our business.

A prolonged or significant economic contraction in the United States or worldwide could put downward pressure on market prices of NdFeB magnet materials and magnets. Protracted periods of low prices for NdFeB magnet materials and magnets could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, magnet production operations, impair asset values and reduce our results of operations and financial condition.

Demand for REalloys’ products may be impacted by demand for downstream products incorporating NdFeB magnet materials and magnets, including hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies, as well as demand in the general automotive and electronic industries. Lack of growth or changes in these markets may adversely affect the demand for our products. Any unexpected costs or delays in the commercialization of NdFeB magnet materials and magnets or any of our other expected products, or less than expected demand for the critical existing and emerging technologies that use NdFeB magnet materials and magnets, could have a material adverse effect on our financial condition or results of operations.

An increase in the global supply of NdFeB magnet materials and magnets, or dumping, predatory pricing and other tactics by our competitors or state actors may adversely affect our profitability.

The pricing and demand for NdFeB magnet materials and magnets is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for NdFeB magnet materials and magnets. China is projected to account for a substantial portion of global NdFeB magnet materials and magnet production in the near future. China dominates the manufacture of metals and NdFeB magnet materials and magnets from rare earths, capabilities that are not currently materially present in the United States, and the Chinese Central Government regulates production via quotas and environmental standards. Over the past few years, there has been significant restructuring of the Chinese markets in line with China Central Government policy. If we reach anticipated production rates for NdFeB magnet materials and magnets and other planned downstream products and subsequently become fully operational and integrated, increased competition may lead our competitors to engage in predatory pricing or other behaviors designed to inhibit further downstream integration. Any increase in the amount of NdFeB magnet materials and magnets or related products available in the market, including those exported from other nations would result in increased competition and may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.

Industry consolidation may result in increased competition, which could result in a reduction in revenue.

Some of our competitors have made, or may make, acquisitions or enter partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships, or strategic relationships. We expect these trends to continue as demand for rare earth materials increases. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility than we have, or business practices that make it more difficult for us to compete effectively, including based on price, sales, technology or supply. For example, in December 2021, China merged three state entities to establish the China Rare Earth Group Co. Ltd (“China Rare Earth Group”), that accounts for more than half of China’s heavy rare earths supplies. China Rare Earth Group has enhanced pricing power of key rare earths, such as dysprosium and terbium, which has brought changes to the global rare earth supply chain. These competitive pressures could have a material adverse effect on our business.

Our ability to generate revenue will be diminished if we are unable to compete with substitutions for our rare earth, NdFeB magnet materials and magnets.

Technology changes rapidly in the industries and end markets that utilize our materials. If these industries introduce new technologies or products that no longer require the rare earth materials or NdFeB magnet materials and magnets we produce or may produce in the future, or suitable substitutes become available, this could result in a decline in demand for our rare earth materials or NdFeB magnet materials and magnets. If the demand for our rare earth materials or NdFeB magnet materials and magnets decreases, it will have a material adverse effect on our business and the results of our operations.

The HLREE is at the exploration stage and REalloys has not commenced construction or commission of the mine nor related facilities, and the development of the HLREE into a producing mine is subject to a variety of risks, any number of which may cause the development of the HLREE into a producing mine to not occur, be delayed, or not result in the commercial extraction of minerals.

The area comprising the HLREE might not be able to be commercially mined, and our ongoing exploration programs may not result in the development of profitable commercial mining operations. Few properties or deposits that are explored are ultimately developed into producing mines. Major expenses will be required to complete the HLREE. We may not be able to develop the HLREE into an operating mine and doing so may not result in the commercial extraction of mineral deposits. There are many factors that may result in the HLREE not reaching completion or production, including failure to obtain adequate funding, failure to successfully complete a preliminary feasibility study (“PFS”) or a definitive feasibility study (“DFS”) that indicates that the project could profitably produce rare earth minerals, failure to meet lease related timelines, failure to satisfy other operational risks regarding obtaining adequate power, water, expertise and human resources, failure to obtain and sustain the necessary permits for operations and other aspects of the business of operating the HLREE, failure to produce a HLREE concentrate from mining operations, and failure to be able to technically extract LREE and HREE oxides from HLREE concentrate. We may never reach commercial or profitable production of rare earth minerals. Even if the HLREE is mined, we may not realize profits from our exploration or development activities in the short, medium, or long term. The actual risks that we will face in the future in connection with the HLREE are unknown at this time, but may include:

•The preliminary and definitive feasibility studies, when delivered, may not support the economic viability of the HLREE moving forward, and the assumptions used in the studies to underpin the viability of the HLREE (including, but not limited to, the prices of critical minerals, rare earth minerals or lithium) may not remain accurate in the future.

•REalloys is in the process of de-risking the HLREE in connection with the HLREE Technical Report, but it may not be able to do so. If we are unable to de-risk the HLREE, our business and results of operations may be harmed.

•An increase in the global supply of rare earth magnets or critical and rare earth minerals related products, dumping, predatory pricing and other tactics by our competitors or state actors may adversely affect our profitability.

•When compared to many industrial and commercial operations, mining exploration and development projects are high risk and subject to uncertainties. Each mineral resource is unique and the nature of mineralization, and the occurrence and grade of the minerals, as well as behavior of the mineral resource during mining, are unpredictable. Any mineral resource estimates may be materially different from mineral quantities we may recover, any life-of-mine estimates may prove inaccurate and market price fluctuations and changes in operating and capital costs may render mineral resources uneconomic to mine. Uncertainty and/or error in our estimates of minerals in the areas comprising the HLREE could result in lower-than-expected revenues and higher-than-expected costs.

•The mining and production of rare earth and critical minerals and related products is a highly competitive industry in a high demand and growth environment and additional rare earth and critical mineral manufacturing, refining and mining competitors could result in a reduction in revenue.

•The imposition of tariffs related to rare earths and other critical minerals and a resulting trade dispute could disrupt the market for REalloys products.

•The mining and production of rare earth and critical minerals and related products is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient capital or resources to provide for such activities, it could negatively impact our business.

•The performance of the HLREE will depend on its ability to reach favorable production rates for the separation of LREEs and HREEs oxides.

•The revenue generated by HLREE may be negatively impacted by possible competition from substitutions for critical and rare earth minerals.

•Our continued growth depends on our ability to obtain commercial deployment of REalloys’ mineral processing and purification technology, or the identification of third-party technologies or processes, and the ability of any such technology and/or processes to efficiently process and purify one or more feedstocks of mixed rare earth mineral concentrates.

•Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated, and future development activities may not result in profitable mining, processing or production operations.

•HLREE has no operating history on which to base estimates of future operating costs and capital requirements. Before operations commence, any projections we may produce are based upon estimates and assumptions made at the time they were prepared. If these estimates or assumptions prove to be incorrect or inaccurate, our actual operating results may differ materially from any forecasted results.

•Our resource estimates, if any, may change significantly when new information or techniques become available. In addition, by their very nature, resource estimates are imprecise and depend to some extent on interpretations, which may prove to be inaccurate. As further information becomes available through additional fieldwork and analysis, our estimates, if any, are likely to change and these changes may result in a reduction in our resources. These changes may also result in alterations to our development and mining plans, which may, in turn, adversely affect our operations.

•We face opposition from organizations that oppose mining which may disrupt or delay our HLREE.

•We will be required to obtain and sustain governmental permits and approvals to develop and operate the HLREE, a process which is often costly, time-consuming and somewhat uncertain as to the outcome. These permits may include permits related to disposal of radioactive mineral waste, which will depend on how REalloys’ conducts its processing operations in the future as well as what thresholds (regarding whether a permit is required or not) are set by the government at that point in time. Failure to obtain or retain any necessary permits or approvals for our planned operations may negatively impact on our business.

•Land reclamation and mine closure may be burdensome and costly.

•Because of the dangers involved in the mining of minerals, there is a risk that we may incur liability or damages as we conduct our business.

•REalloys and its management may not have a complete or accurate understanding of the risks the company may face in the future related to the HLREE.

REalloys’ operates in a highly competitive industry in a high demand and growth environment and additional manufacturing, refining and mining competitors could result in a reduction in revenue.

The rare earth magnet production and critical and rare earth minerals mining and processing markets are capital intensive and competitive. Production of NdFeB magnet materials and magnets, and critical and rare earth minerals is dominated by our Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, our Chinese competitors have historically been able to produce at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and other governmental regulations and lower labor and benefit costs. For instance, many of our Chinese competitors dispose of the waste material from beneficiation in wet tailings dams, which are significantly less expensive to operate and potentially more harmful to the environment than the dry tailings method that we would expect to employ. Even upon successful completion of our planned business stages and/or projects, if we are not able to achieve our anticipated costs of production, then any strategic advantages that our competitors may have over us, including, without limitation, lower labor, compliance and production costs, could have a material adverse effect on our business.

Some of our competitors have made, or may make, acquisitions or enter partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants who are not currently considered competitors may enter our market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as demand for NdFeB magnet materials and magnets and critical and rare earth materials increases. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility than we have, or business practices that make it more difficult for us to compete effectively, including based on price, sales, technology or supply. These competitive pressures could have a material adverse effect on our business.

Mineral Resource estimates are based on interpretation and assumptions and could be inaccurate or yield less mineral production under actual conditions than is currently estimated. Any material changes in these estimates could affect the economic viability of the HLREE, our financial condition and ability to be profitable.

The estimates for mineral resources, including those included in the HLREE Technical Reports, are estimates only and no assurance can be given that the anticipated tonnages and grades will be achieved. There are numerous uncertainties inherent in estimating mineral resources, including many factors beyond our control. Such estimation is a subjective process, and the accuracy of any mineral resources estimate is a function of the quantity and quality of available data and of the assumptions made and judgments used in engineering and geological interpretation. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production, if any. If our actual mineral resources are less than current estimates or if we fail to develop our mineral resources base through the realization of identified mineralized potential, our results of operations or financial condition may be materially and adversely affected. Evaluation of mineral resources occurs from time to time, and they may change depending on further geological interpretation, drilling results and mineral and magnet prices.

Changes in China’s or the United States’ political environment and policies, including changes in export/import policy may adversely affect our business.

Because all of the current dominance of China in the critical and rare earth minerals industry, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor or shipping costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or the outbreak of global pandemic disease, could severely interfere with our industry and would have a material adverse effect on our operations.

Our sales may be adversely affected by the current and future political environment in China and the policies of the China Central Government. China could oversupply our markets in the United States and elsewhere with either cheaper magnet products or rare earth minerals or feedstock. China has historically heavily subsidized its domestic rare earth producers with respect to both rare earth feedstock and magnets. The United States government has called for substantial changes to foreign trade policy with China and has from time to time raised (as well as has proposed to further raise in the future), tariffs on several Chinese goods. China has at times retaliated with increased tariffs on United States goods, or the ban of exports of rare earth technologies and feedstock to other countries such as the United States. While some impacts of Chinese trade policy may be beneficial for our business, any changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars which could likely result in increased volatility in the prices of rare earth and critical minerals, necessary feedstock, and NdFeB magnet materials and magnets. Furthermore, unless and until these dynamic changes in favor of the increased competitiveness of domestic production, domestic production may not be economically viable in the global marketplace. As we are heavily dependent upon third-party feedstock unless and until the HLREE becomes a producing mine capable of satisfying our feedstock needs, if ever, and as China currently dominates the global supply of rare earth feedstock necessary for the production of NdFeB magnet materials and magnets, any changes in United States and China relations, including through changes in policies by the Chinese government could adversely affect our financial condition and results of operations, including: changes in laws, regulations or the interpretation thereof, confiscatory taxation, governmental royalties, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

The production of NdFeB magnet materials and magnets is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient capital or other resources necessary to provide for such production, it could negatively impact our business.

NdFeB magnet materials and magnet production require large amounts of capital, and long-term production and processing requires significant capital investment, working capital, and ongoing maintenance expenditure. We expect to materially increase our capital expenditure and working capital requirements to begin production of NdFeB magnet materials and magnets and support the growth of our business and operations. Our business plan is based on, among other things, expectations as to capital expenditures and if we are unable to fund those capital expenditures or the level of necessary capital expenditures increases above our current expectations, we will not achieve the targets set forth in our business plan or be able to develop currently contemplated or future capital projects or be able to continue production at cost-effective levels. We may not be able to raise additional capital (debt or equity) to complete or fund our projects. Furthermore, any such reduction in capital expenditure may cause us to forego some of the benefits of any future increases in commodity prices, as it is generally costly or impossible to resume production immediately or complete a deferred expansionary capital expenditure project once delayed, which may adversely affect our results of operations or financial condition.

The amount of capital required for completion and build-out of the REalloys’ Projects may increase materially from our current estimates, and we expect to raise further funds through equity or debt financing, joint ventures, production sharing arrangements or other means. Consequently, we depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

Until commercial production is achieved by our projects, we will continue to incur operating and investing net cash outflows associated with including, but not limited to, build out and growth of our Euclid Magnet Facility, maintaining and acquiring properties, undertaking ongoing activities, funding the working capital requirements of our contract works and the funding obligations to develop the assets of our projects. We will require additional capital to fund our ongoing operations, complete our Euclid Magnet Facility, potentially invest into expanding production at the SRC Separation Facilities and — in connection with our HLREE — explore and define HREE mineralization and establish any future mining or HREE manufacturing operations. Such additional funding may not be available to us on satisfactory terms, or at all.

In order to finance our future ongoing operations and future capital needs, we will require additional funds through the issuance of additional equity or debt securities. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our shares of common stock could be reduced. Any additional equity financing will dilute shareholdings. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted. New or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results.

If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected, and we would be required to reduce the scope of our operations and scale back our exploration, development and mining programs. There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from:

•adverse economic conditions, including inflationary factors and recessionary fears;

•adverse general capital market conditions, including rising interest rates;

•poor performance and health of the NdFeB magnet materials and magnets industry in general;

•bankruptcy or financial distress of NdFeB magnet materials and magnet companies;

•significant decrease in the demand for NdFeB magnet materials and magnets; or

•adverse regulatory actions that affect our exploration and construction plans or the use of our current and planned products generally.

If additional capital is not available in sufficient amounts or on a timely basis, REalloys will experience liquidity problems, and REalloys could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of REalloys’ securities, and REalloys’ ability to continue as a going concern.

Mineral exploration and development and mining are potentially hazardous and subject to conditions or events beyond our control, which could have a material adverse effect on our business or plans.

Mineral exploration, development and mining involve various types of risks and hazards, including, but not limited to the following:

•environmental hazards;

•power outages;

•metallurgical and other processing problems;

•unusual or unexpected geological formations or conditions;

•personal injury, flooding, fire, explosions, cave-ins, earthquakes, landslides, and rock-bursts;

•mineral exploration, transportation, or mining accidents;

•concentrate losses;

•fluctuations in exploration, development, and production costs;

•labor disputes;

•supply interruptions;

•unanticipated variations in grade;

•mechanical equipment failure;

•periodic interruptions due to inclement or hazardous weather conditions; and

•regulatory delays, curtailments, or shutdowns.

These risks could result in damage to, or destruction of, mineral properties, production equipment, facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses, or possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums or at all. Insurance against certain environmental risks, including potential liability for pollution or other hazards resulting from the disposal of waste products from production, may be prohibitively expensive or not available. Any losses we incur related to any significant events that are not covered by insurance policies may have a material adverse effect on our business

There will be significant hazards associated with our activities, some of which may not be fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

In the course of exploration, development and production of our projects, certain risks, and in particular, unexpected or unusual geological operating conditions including rock bursts, cave-ins, fires, flooding and earthquakes may occur. Such occurrences could result in damage to mineral properties or facilities thereon, personal injury or death, environmental damage to our properties or the properties of others, delays in mining, monetary losses and possible legal liability.

Although we maintain insurance to protect against certain risks in such amounts as we consider being reasonable, our insurance will not cover all of the potential risks associated with our operations. We may also be unable to maintain insurance to cover certain risks at economically feasible premiums. In addition, insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of our securities.

Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. As a result, we may become subject to liability for pollution or other hazards that may not be insured against. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

Any failure by management to manage growth properly could negatively impact our business.

Future growth may place strains on our financial, technical, operational and administrative resources and cause us to rely more on project partners and independent contractors, thus, potentially adversely affecting our financial position and results of operations. We may not be successful in upgrading our technical, operational and administrative resources or increasing our internal resources sufficiently to provide certain of our services currently provided by third parties or which will be necessary in the future. Our inability to achieve or manage growth may materially and adversely affect our business, results of operations and financial condition.

Certain estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

From time to time, we make statements with estimates of the addressable market for our solutions and the rare earth minerals market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, our business could fail to grow at similar rates.

A power or other utility disruption or shortage at our Projects could temporarily delay operations and increase costs, which may negatively impact our business.

Instability in electrical or other utility supply could cause sporadic outages and brownouts. Any such outages or brownouts could have a negative impact on our production. As a result, our revenue could be adversely impacted and our relationships with our customers could suffer, adversely impacting our ability to generate future revenue and otherwise perform our contractual obligations. In addition, if power to any of our projects is disrupted during certain phases of our production processes, we may incur significant expenses that may adversely affect our business.

Increasing costs, including rising electricity and other utility costs, or limited access to raw materials may adversely affect our profitability.

We use significant amounts of electricity and other utilities, including water, in our operations at our projects and such usage will increase as we increase production. We also use significant amounts of raw materials, whether rare earth feedstock or other raw materials such as chemical reagents used to process rare earth oxides. We will need to purchase utilities and raw materials in the open market and as a result, we could be subject to significant volatility in cost and availability. We may not be able to pass on increased prices of such utilities or raw materials through to our customers in the form of price increases. If the HLREE is not completed, operative, and commercial, we will be wholly reliant on third-party sources for feedstock for NdFeB magnet materials and magnet production which could be costly and damaging to results of operations. A significant increase in the price or decrease in the availability of these utilities or raw materials could materially increase our operating costs and adversely affect our profit margins and production volumes.

Fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport could decrease our competitiveness or impair our ability to deliver products to our customers.

We will need to transport our products to our future customers wherever they may be located. Finding affordable and dependable transportation is important because it allows us to supply customers around the world. Labor disputes, embargos, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, other environmental events, changes to rail or ocean freight systems or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales potential and could materially adversely affect our results of operations.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We currently do and likely will depend on various supplies and equipment to carry out our activities, and, if warranted, future exploration, development, mining, and processing operations. A shortage of such supplies, equipment or parts could have a material adverse effect on our ability to carry out our planned activities or increase our operating costs and expenses.

We will need to produce our products to exacting specifications in order to provide future customers with a consistently high-quality product. An inability to meet individual customer specifications would negatively impact our business.

Upon the expansion of our Euclid Magnet Facility, we need to produce NdFeB magnet materials and magnets to meet customer needs and specifications and to provide customers with consistently high-quality products and to meet ever-stricter purity requirements. Inability to perfect the NdFeB magnet materials and magnet production process to the level necessary to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations. Additionally, natural disasters could also impact the facilities of our customers, which could have a material adverse effect on our ability to deliver our product to our customers or our customer’s demand for our products.

Diminished access to water may adversely affect our operations.

Any disruption and/or lack of access to water supply at the HLREE, the SRC Separation Facilities and/or the Euclid Magnet Facility or decrease in available water supply may have a material adverse effect on our operations and our financial condition or results of operations. In addition, future regulation or industry best practices may require more complex water reuse and recycling processes, which may increase operating costs.

Work stoppages or similar difficulties, breakdown in labor relations, or a shortage of skilled technicians and engineers could significantly disrupt our operations and reduce our revenues.

A work stoppage by any of the third parties providing services in connection with construction at our projects could significantly delay our projects, especially our Euclid Magnet Facility, and disrupt our operations, reduce our revenues and materially adversely affect our results of operations. Efficient production of critical minerals and rare earth products, NdFeB magnet materials and magnets using modern techniques and equipment requires skilled technicians and engineers. In addition, our optimization and eventual downstream efforts will significantly increase the number of skilled operators, maintenance technicians, engineers and other personnel required to successfully operate our business. In the event that we are unable to hire, train and retain the necessary number of skilled technicians, engineers and other personnel there could be an adverse impact on our labor costs and our ability to reach anticipated production levels in a timely manner, which could have a material adverse effect on our results of operations.

We depend on key personnel for the success of our business. If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our desired level of growth, and our business could suffer.

We highly value and depend on the contributions of our senior management and key personnel, particularly our experts with respect to magnet production. Our success continues to depend largely upon the performance of key officers, employees and consultants who have advanced us to our current stage and contributed to our potential for future growth. The market for qualified talent has become increasingly competitive, with shortages of qualified talent relative to the number of available opportunities being experienced in all the markets where we conduct our operations. The ability to remain competitive by offering higher compensation packages and programs for growth and development of personnel, with a view to retaining existing talent and attracting new talent, has become increasingly important to us and our operations in the current climate. We may not be able to replace our senior management or key personnel (including personnel that are key to magnet materials and magnet production) with persons of equivalent expertise and experience within a reasonable period of time or at all if one or more of our senior management and key personnel are not retained, and we may incur additional expenses to recruit, train and retain additional personnel. Any prolonged inability to retain key individuals, or to attract and retain new talent as we grow, could have a material adverse effect upon our growth potential and prospects. Additionally, we have not purchased any “key-man” insurance for our directors, officers or key employees.

We could be subject to certain agreements with government entities if REalloys is provided us with certain incentives and favorable financing and contain conditions and obligations, including local investment, job creation, and repayment terms, that, if not complied with, could negatively impact our business or require us to repay that financing or lose access to those incentives.

We could be offered incentives by Saskatchewan, Canada, as well as the State of Ohio in the United States, and the city of Euclid, Ohio, to remain, expand and operate our Projects, especially our Euclid Magnet Facility. These incentives could include cash grants, development financing at favorable terms, certain tax exemptions and rights to participate in government-subsidized jobs programs, among other things. If we do not comply with certain conditions and obligations in any such agreements, the governmental entities may terminate these potential respective agreements under which the incentives are to be provided, potentially resulting in REalloys’ being required to repay certain funds and/or losing access to the applicable incentives and subsidized jobs programs.

Our business may be adversely affected by force majeure events outside our control, including labor unrest, civil disorder, war, subversive activities or sabotage, extreme weather conditions, fires, floods, tornados, explosions or other catastrophes, epidemics or quarantine restrictions.

We may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. If major disasters such as tornados, earthquakes, wildfires, health epidemics or pandemics, floods or other events occur, or our information system or communications network breaks down or operates improperly, our ability to continue operations at our projects may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

Our success depends on developing and maintaining relationships with local communities and stakeholders.

Our ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding our projects, including those people who may have rights or may assert rights to certain of our properties and other stakeholders in our operating locations. Local communities and stakeholders may be dissatisfied with our activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against us. Any such occurrence could materially and adversely affect our business, financial condition or results of operations, as well as our ability to commence or continue exploration or mine development activities.

We may face exposure to adverse movements in foreign currency exchange rates.

Our business may expand further internationally and as a result, a significant portion of our revenues, expenses, current assets and current liabilities may be preliminary denominated in foreign currencies, while our financial statements are expressed in US dollars. A decrease in the value of such foreign currencies compared to the US dollar could result in losses in revenues from currency exchange rate fluctuations. To date, we have not hedged against risks associated with foreign exchange rate exposure. Any hedging techniques we may implement in the future may not be successful, and our business, financial condition, and results of operations may be materially adversely affected by exchange rate fluctuations.

Continuing or worsening inflationary pressures and associated changes in monetary policy may result in increases to the cost of our goods, services, personnel and capital, which in turn could cause our capital expenditure and operating costs to rise.

Inflation has been an ongoing concern in the US and Canada since 2021. Ongoing inflationary pressures may result in increases to the costs of our products, services and personnel, which would, in turn, cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could cause the US Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which, or the combination thereof, could hurt the financial and operating results of our business and impact our ability to raise capital.

Our business could be impacted by political events, trade and other international disputes, war, and terrorism.

Political events, trade and other international disputes, war, and terrorism could harm or disrupt international commerce and the global economy and could have a material effect on our business as well as our potential customers, suppliers, contract manufacturers, distributors, and other business partners.

Political events, trade and other international disputes, wars, and terrorism can lead to tariffs or trade restrictions, which could adversely impact our business. The resulting increased costs could adversely impact our gross margin and make our products less competitive or reduce demand. Countries could also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain and limit our ability to offer products and services. These measures could require us to take various actions, including changing suppliers or restructuring business relationships. Complying with new or changed trade restrictions is expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice. If disputes and conflicts escalate in the future, actions by governments in response could be significantly more severe and restrictive and could materially affect our business.

Political unrest, threats, tensions, actions and responses to any social, economic, business, geopolitical, military, terrorism, or acts of war involving key commercial, development or manufacturing markets such as China, Canada, Mexico, Israel, Europe, or other countries or regions could materially impact any international operations we undertake, including procuring supplies from or selling our products into foreign markets. If any of these events or conditions occur, the impact on us, our employees and potential customers is uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence disrupts our product development, data or information exchange, payroll or banking operations, product or materials shipping by us or our suppliers and other unanticipated business disruptions, interruptions and limitations in telecommunication services or critical systems or applications reliant on a stable and uninterrupted communications infrastructure.

US and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the military conflict, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. The potential impacts of the conflict and related sanctions could include supply chain and logistics disruptions, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats.

Although the ceasefire entered into effect on October 10, 2025, formally halting the war, which began in response to the October 7, 2023, infiltration of Israel’s southern border and murder and kidnapping of civilian targets by Hamas militants and members of other terrorist organizations, the situation remains fragile, with frequent violations and ongoing conflicts. The ceasefire may fail through violations by parties to the deal, as well as breakaway factions and other terrorist and/or regional organizations which previously joined, or will join, the hostilities, including Hezbollah in Lebanon. It is possible that other countries in the Middle East, including Iran, will become further involved in hostilities with Israel or take actions to weaken the ceasefire, resulting in the resumption of the war and the widening of the conflict. The effectiveness and resilience of the truce are challenging to predict, as are the implications of such conflicts for the global economy.

Although our business has not been materially impacted by these geopolitical issues, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which conflicts may impact our business including the implementation of tariffs between the US and Canada. The extent and duration of military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

A downturn in global economic conditions may materially adversely affect our business and results of operations.

Our business and results of operations are affected by international, national and regional economic conditions. We are unable to predict any disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. Any economic downturn can affect businesses in a number of ways that could result in unfavorable consequences to us. Adverse global economic conditions could negatively affect the prices of our products or may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales volumes or prices, materially and adversely affecting results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers’ abilities to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect results of operations and cash flow. In addition, a decline in our customers’ ability to pay as a result of an economic downturn may lead to increased difficulties in the collection of accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

Unanticipated changes in our income tax rates or exposure to additional tax liabilities may affect our future financial results.

Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws or their interpretation. Any proposed changes to

US and non-US tax legislation and the ultimate enactment of any of them could have a negative impact on our effective tax rate. Foreign governments may enact tax laws, including in response to guidelines issued by international organizations that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

An increasing number of states and foreign jurisdictions have adopted laws or administrative practices that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations to collect transaction taxes such as sales, consumption, value added or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in material tax liabilities, including for past sales, as well as penalties and interest.

U.S. Department of Defense Rare Earth Sourcing Restrictions

Effective January 1, 2027, the DoD will prohibit acquisition of covered permanent magnets containing rare earths from adversarial nations (NDAA FY2023 §857). While this may create demand for our supply chain, qualifying as a compliant supplier and executing contracts in advance of the effective date is subject to significant uncertainty.

The Company has not yet generated sustainable revenue and expects to incur continued operating losses

The Company is a development-stage enterprise and has not yet generated significant revenue from operations. The Company expects to continue to incur operating losses for the foreseeable future as it advances its business plan, including the development of its mineral properties and expansion of its operations. There can be no assurance that the Company will achieve or sustain profitability.
The Company will require additional capital to fund its operations and execute its business plan

The Company’s ability to continue its operations and execute its growth strategy is dependent on its ability to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all. If the Company is unable to secure additional capital, it may be required to delay, scale back, or discontinue certain aspects of its operations.
The Company’s operations are dependent on the successful development of its rare earth processing and metallization projects and mineral properties

The Company’s business is dependent on the successful development and commercialization of its processing and metallization facilities and its mineral properties, including the Hoidas Lake Rare Earth Element Project. Mineral exploration and development involve significant risks, including the uncertainty of resource estimates, permitting, environmental considerations, and the ability to achieve economic production. The Company's rare earth processing and metallization initiatives are subject to significant technical, operational and execution risks, including the challenge of scaling pilot flow sheets into commercial plants, integrating new circuits within third-party facilities and achieving targeted recoveries, product quality and uptime on a repeatable basis. The Company’s strategic collaboration with the SRC involves substantial, largely discretionary capital commitments under time‑and‑materials frameworks, such that cost overruns, delays, or underperformance at the pilot or full scale facilities could increase required funding, impair prepaid or other assets, or limit access to anticipated oxide and metal offtake volumes.

Dependence on Concentrated and Uncertain Rare Earth Feedstock Supply

Before any commercial production, the Company will rely on the timely availability of suitable rare earth feedstock, and disruptions in supply could adversely affect our operations and growth plans. Global supply of rare earth concentrates and intermediate products is heavily concentrated, with China accounting for a significant share of mining, refining and metallization capacity and periodically using export quotas, licensing and other policy tools that can constrain or redirect material flows. Outside China, commercially available sources of heavy rare earth–rich feedstock we require, remain limited to a small number of projects and by‑product streams, making procurement sensitive to permitting delays, mine‑plan changes, operational outages, and counterparty-specific issues at individual producers. Any reduction in the volume, quality or reliability of feedstock available to us at acceptable prices—including as a result of geopolitical developments, trade restrictions, environmental regulations, logistics disruptions or increased competition from other users

—could lead to underutilization of our processing and metallization assets, increased unit costs, and delays in meeting customer demand, which could materially and adversely affect our business, financial condition and results of operations.

The Company’s business may be affected by fluctuations in the prices of rare earth materials
Our business is exposed to significant price volatility for rare earth oxides, metals and alloys. Rare earth prices have historically exhibited sharp cyclical movements and, in some cases, extreme spikes driven by changes in Chinese export policies, supply disruptions, speculative trading, shifts in clean‑energy and technology demand, and broader macroeconomic or geopolitical events, making it difficult to forecast input costs and margins reliably. Sustained increases or sudden surges in rare earth prices—including widening premia for ex‑China material—could raise our raw material and processing costs, pressure customer pricing, and delay or reduce end‑market demand, while prolonged price declines could impair the economic viability of certain projects, any of which could adversely affect our expected revenues, profitability and investment plans.

We have identified material weaknesses in our internal control over financial reporting. If our remediation efforts are unsuccessful, our ability to accurately report our financial results may be adversely affected, which could result in restatements, loss of investor confidence, and a decline in the market price of our common stock

The Company has identified material weaknesses in its internal control over financial reporting, including insufficient U.S. GAAP/SEC reporting personnel, inadequate segregation of duties, and lack of formalized period-end controls. The Company’s disclosure controls and procedures were not effective as of March 31, 2026. See Part I Item 4.

We are in the process of implementing a remediation plan, including the recruitment of additional U.S. GAAP and SEC reporting personnel, the engagement of qualified external advisors, the formalization and documentation of period-end close procedures and review controls, and the evaluation and documentation of IT general controls. There can be no assurance that our remediation efforts will be successful, that they will be completed on a timely basis, that they will be sufficient to remediate the identified material weaknesses, or that additional material weaknesses will not be identified in the future. If our remediation efforts are unsuccessful, or if additional material weaknesses are identified, our ability to record, process and report financial information accurately and to prepare our financial statements within the time periods specified by SEC rules and forms could be adversely affected, which could result in misstatements or restatements of our financial statements, loss of investor confidence, civil litigation or investigations by regulatory authorities, and a decline in the market price of our common stock. In addition, as an "emerging growth company," we are not currently required to comply with the auditor-attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; when we cease to qualify as an emerging growth company, we will become subject to such requirements, and we may identify additional control deficiencies at that time.

The Company’s operations are dependent on its subsidiaries and the timely availability of financial information.

The Company operates through its subsidiaries, including PMT Critical Metals Inc. and related entities. The preparation of consolidated financial information is dependent on the timely and accurate completion of financial reporting by these subsidiaries. Delays or deficiencies in subsidiary financial reporting could impact the Company’s ability to meet its reporting obligations.
The Company relies on a limited number of personnel and key service providers.
The Company has a limited number of employees and relies significantly on key personnel and external service providers to support its operations, including accounting, legal, and technical functions. The loss of key personnel or the inability to attract and retain qualified individuals could adversely affect the Company’s business.
Risks as a Newly Public Company
As a recently public company, we face increased regulatory, compliance, and reporting obligations. We are developing and enhancing our internal controls, financial reporting processes, and corporate governance structure, which may result in additional costs and management attention. Failure to maintain effective controls or comply with applicable requirements could adversely affect our stock price, ability to raise capital, and relationships with investors and regulators.

Risks Related to Our Legal, Compliance, and Regulations

Our operations at our Projects are subject, or may become subject, to extensive and costly environmental requirements; and current and future laws, regulations and permits impose or may impose significant costs, liabilities or obligations or could limit or prevent our ability to continue our current operations or to undertake new operations.

We are subject, or may be subject in the future, to numerous and detailed, federal, state and local environmental laws, certifications, regulations and permits, including, without limitation, those pertaining to employee health and safety, air emissions, water usage, wastewater and stormwater discharges, air quality standards, greenhouse gas (“GHG”), emissions, water usage and pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment, procurement of certain materials used in our operations and groundwater quality and availability. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations. These requirements may in the future result in exploration and development in connection with the HLREE being delayed, limited or prevented, and development operations may be curtailed. Failure to comply with these laws, regulations and permits, including as they evolve, may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, fines, the suspension or revocation of permits and other sanctions or the loss of support from key stakeholders. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, environmental legislation and regulation, as well as the expectations of stakeholders, are evolving in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, cessation of operations, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. Any changes in these laws, regulations or permits (or the interpretation or enforcement thereof) or any sanctions, damages, costs, obligations or liabilities in respect of these matters could have a material adverse effect on our business and/or the results of our operations and financial condition.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

Our activities are subject to environmental regulations in the jurisdiction in which we operate. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner involving stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in our current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could have a significant adverse impact on the projects or some portion of our business, causing us to re-evaluate those activities at that time.

Examples of current US federal laws which may affect our current operations and may impact future business and operations include, but are not limited to, the following:

•The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

•The Clean Air Act (“CAA”) restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring or control requirements under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditure in order to comply with the regulations.

•The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The US Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. We are required to undertake the NEPA process for the projects permitting. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project or the ability to construct or operate the projects or other properties and may make them entirely uneconomic.

•The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

•The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

The validity of our title to the HLREE and future properties may be disputed by others claiming title to all or part of such properties.

The acquisition of title to rare earth properties is a very detailed and time-consuming process. Title to, and the area of, concessions may be disputed. Although we believe we have taken reasonable measures to ensure proper title to our interests in our properties, there is no guarantee that title to any such properties will not be challenged or impaired. Third parties may have valid claims underlying portions of our interests, including prior unregistered liens, agreements, transfers or claims and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate on such properties as permitted or to enforce its rights with respect to such properties.

We will be required to obtain and sustain government permits and approvals to develop and operate the Projects, a process which is often costly and time-consuming. Failure to obtain or retain any necessary permits or approvals for our planned operations may negatively impact our business.

We are required to obtain and renew government permits and approvals for our projects in connection with any exploration and development activities that we may in the future undertake and, prior to mining any mineralization that we discover, we may be required to obtain additional governmental permits and approvals that we do not currently possess or anticipate. Obtaining and renewing any of these governmental permits is a complex, time-consuming and uncertain process involving numerous jurisdictions, multiple government agencies, public hearings and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables, some of which are not within our control, including the interpretation of approval requirements administered by the applicable government authority as well as the time required for, and the outcome of, any necessary environmental impact assessment.

We may not be able to obtain or renew permits or approvals that are necessary to our planned operations, or we may discover that the cost and time required to obtain or renew such permits and approvals exceeds our expectations. Any unexpected delays, costs or conditions associated with the governmental approval process could delay our planned exploration, development and mining operations, which in turn could materially adversely affect our prospects, revenues and profitability. In addition, our prospects may be adversely affected by the revocation or suspension of permits or by changes in the scope or conditions for use of any permits obtained.

For example, in addition to the permits that we have been issued to date, we are required to obtain other permits and approvals before construction or operations related to zoning, rezoning, construction mining, mineral concentration and chemical manufacturing. To obtain certain permits, we may be required to conduct environmental studies and collect and present data to governmental authorities pertaining to the potential impact of our current and future operations upon the environment and to take steps to avoid or mitigate those impacts. The permitting rules, and interpretation thereof, are complex and have generally become more stringent over time. In some cases, the public (including environmental interest groups) has rights to comment upon, and submit objections to, permit applications and environmental impact statements prepared in connection therewith, and otherwise participate in the permitting process, including challenging the issuance of permits, validity of environmental impact statements and determinations and performance of permitted activities. Accordingly, permits required for our operations, including our projects, may not be issued, maintained, exchanged, amended or renewed in a timely fashion or at all, or may be issued or renewed upon conditions that restrict our ability to conduct our operations economically. Any such failure to obtain, maintain, exchange, amend or renew permits, or other permitting delays or conditions, including in connection with any environmental impact analyses, could have a material adverse effect on our business, results of operations and financial condition.

Private parties, such as environmental organizations and local residents, frequently attempt to intervene in the permitting process to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. These third-party actions can materially increase the costs of and cause delays in the permitting process and could cause us not to proceed with the development or operation of a property. In addition, our ability to successfully obtain key permits and approvals to explore for, develop, operate and expand operations will likely depend on our ability to undertake such activities in a manner consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely affected by real or perceived detrimental events associated with our activities.

Our failure to comply with applicable anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations could negatively impact our reputation and results of operations.

The legal and regulatory framework in which we operate is complex, and our governance and compliance policies and processes may not prevent potential breaches of law or accounting or other governance practices. Our operating and ethical codes, among other standards and guidance, may not prevent instances of fraudulent behavior and dishonesty, nor guarantee compliance with legal and regulatory requirements.

We are required to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the laws of the other countries (for example, the US Foreign Corrupt Practices Act) where we do business or have a close connection. These laws and regulations may restrict our operations, trade practices, investment decisions and partnering activities. These and other applicable laws prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to “foreign officials” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. We are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and representatives into contact with “foreign officials” responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations.

Our failure to successfully comply with these laws and regulations may expose us to reputational harm, as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Compliance, on the other hand, often adds cost and complexity to the permitting process and subsequent operations. We continuously develop and maintain policies and procedures designed to comply with applicable anti-corruption, anti-bribery, anti-money laundering and similar areas. However, there can be no guarantee that our policies and procedures will effectively prevent violations by our employees or business partners acting on our behalf, for which we may be held responsible, and any such violation could adversely affect our reputation, business, results of operations and financial condition.

Our operations at our projects are subject, or may become subject, to environmental, health and safety regulations, which could impose additional costs and compliance requirements, and we may face claims and liability for breaches, or alleged breaches, of such regulations and other applicable laws

Our operations at our projects are subject to compliance with various environmental, health and safety laws, regulations, permitting requirements and standards.

We are subject to environmental laws, regulations and permits in the various jurisdictions in which we operate. These environmental laws, regulations, and permits present greater risks if we progress our mining operations. Such regulations would include those relating to, among other things, the removal and extraction of natural resources, the emission and discharge of materials into the environment, including plant and wildlife protection, remediation of soil and groundwater contamination, reclamation and closure of properties, including waste storage facilities, groundwater quality and availability, and the handling, storage, transport and disposal of wastes and hazardous materials. Pursuant to such requirements, we may be subject to inspections or reviews by government authorities. Failure to comply with these environmental requirements may expose us to litigation, fines or other sanctions, including the revocation of permits and suspension of operations. We expect to continue to incur significant capital and other compliance costs related to such requirements. These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. If our noncompliance with such regulations were to result in the release of hazardous materials into the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. The occurrence of any of the foregoing, as well as any new environmental, health and safety laws and regulations applicable to our business or stricter interpretation or enforcement of existing laws and regulations, could have a material adverse effect on our business, financial condition and results of operations.

We also could be liable for any environmental contamination at, under or released from our or our predecessors’ currently or formerly owned or operated properties or third-party waste disposal sites. Certain environmental laws impose joint and several strict liabilities for the release of hazardous substances at such properties or sites, without regard to fault or the legality of the original conduct. A generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any off-site location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. Accordingly, we may be held responsible for more than our share of the contamination or other damage, up to and including the entire amount of such damage. In addition to potentially significant investigation and remediation costs, such matters can give rise to claims from governmental authorities and other third parties, including orders, inspections, fines or penalties, natural resource damage, personal injury, property damage, toxic torts and other damages. Our costs, liabilities and obligations relating to environmental matters could have a material adverse effect on our business, financial position and results of operations.

Additionally, due to the nature of our operations, our employees and contractors are exposed to varying degrees of risk in the workplace. These risks may include exposure to dangerous situations, machinery or materials and/or health hazards and have the potential to result in disease, personal injury or death. We are subject to laws and regulations concerning the health, safety and security of our employees (including third-party personnel) working at sites and persons who are not employed by us but may be directly affected by our operations under our management and, accordingly, must implement adequate health and safety systems and procedures. Health and safety incidents can result in loss of life, losses and liabilities, work stoppages, serious damage to equipment or property or environmental damage. These risks can, singularly or in combination, have a material effect on our reputation, results of operations and financial condition. In the event of disease, injury or death arising out of the negligence of an employer or its employees, a risk of civil and, in certain circumstances, criminal litigation exists. In the case of a work-related fatality, an employer may be subjected to criminal charges in a court of law. Furthermore, such incidents can result in citations for violation of various health and safety laws and regulations that could have a material adverse effect on our results of operations, financial condition and/or prospects.

The impact of climate change may adversely affect our operations and/or result in increased costs to comply with changes in regulations.

Climate change is an international and community concern which may directly or indirectly affect our business and current and future activities. The continuing rise in global average temperatures has created varying changes to regional climates across the world and extreme weather events have the potential to delay or hinder our exploration activities at our mineral projects, and to delay or cease operations at any future mine. This may require us to make additional expenditures to mitigate the impact of such events, which may materially and adversely increase our costs and/or reduce production at a future mine. Governments at all levels are amending or enacting additional legislation to address climate change by regulating, among other things, carbon emissions and energy efficiency, or where legislation has already been enacted, regulation regarding emission levels and energy efficiency are becoming more stringent. As a significant emitter of greenhouse gas emissions, the mining industry is particularly exposed to such laws and regulations. Compliance with such legislation and regulations, including the associated costs, may have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to commence or continue our exploration and future development and mining operations.

Changing climate patterns may also affect the availability of water. If the effects of climate change cause prolonged disruption in the delivery of essential commodities, then production efficiency may be reduced, which may have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, climate change is perceived as a threat to communities and governments globally and stakeholders may demand reductions in emissions or call upon companies to better manage their consumption of climate-relevant resources. A number of governments have already introduced or are moving to introduce climate change legislation and treaties at the international, national, state/provincial and local levels. Regulations relating to emission levels (such as carbon taxes) and energy efficiency are becoming more stringent. If the current regulatory trend continues, this may result in increased costs at the HLREE.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs that could have a material adverse effect on our business.

Several governments or governmental bodies have adopted or are contemplating regulatory changes in response to the potential impact of climate change. In the US, on December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has developed and implemented regulations that restrict GHG emissions under existing provisions of the CAA, including one rule that limits GHG emissions from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHG emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailored” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. However, based on a decision of the US Supreme Court, only facilities already required to obtain PSD permits for other criteria pollutants must also reduce GHG emissions that exceed certain thresholds consistent with guidance for determining “best available control technology” standards for GHG, which guidance was published by the EPA in November 2010.

In addition, both houses of Congress have considered legislation to reduce GHG emissions and many states have already taken legal measures to reduce GHG emissions, primarily through the development of GHG inventories, GHG emission fees, GHG permitting and/or regional GHG “cap and trade” programs. Most of these “cap and trade” programs work by requiring major sources of emissions to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission-reduction goal is achieved.

Legislation and increased regulation regarding climate change could impose significant costs on us and/or our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring, and reporting and/or other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Alternatively, climate change legislation could potentially benefit our business by driving demand for products utilizing rare earth containing products. We cannot predict how legislation and regulation will affect our financial condition, operating performance, or ability to compete. Even without such regulations, increased awareness, or any adverse publicity in the global marketplace about the rare earth industry’s potential impacts on the environment could harm our reputation and business. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in the areas in which we operate. These may include changes in precipitation, storm patterns and intensities, water shortages and changing temperatures. These factors may have an adverse impact on the cost, production, or financial performance of our operation.

We are exposed to possible litigation risks, including permit disputes (including in respect of access and/or validity of tenure), environmental claims, occupational health and safety claims and employee claims. Further, we may be involved in disputes with other parties in the future that may result in litigation. Current or future litigation or administrative proceedings could have a negative impact on our business.

We may become involved in, named as a party to, or be the subject of, various legal proceedings, including regulatory proceedings, tax proceedings and legal actions, relating to personal injuries, property damage, property taxes, land rights, the environment and contract disputes.

The outcome of outstanding, pending or future proceedings cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse effect on our assets, liabilities, business, financial condition or results of operations. Even if we prevail in any such legal proceeding, the proceedings could be costly, time-consuming and may divert the attention of management and key personnel from our business operations, which could adversely affect our financial condition.

If we take federal monies, we could become subject to federal regulations. This could delay timing and increase costs.

To date, we have not accepted any federal grants other than existing contract works at the Euclid Magnet Facility. The acceptance of federal monies makes REalloys and its operations subject to continued compliance with various federal regulations. The imposition of any additional federal regulations as a result of accepting any federal monies could delay the timing of the expected completion of our projects and increase our costs. Any such delays or increased costs could harm our business and operations.

Risks Related to Our Intellectual Property and Technology

Our business may be harmed if we fail to properly protect our intellectual property.

We believe that the success of our business depends, in part, on our proprietary technology, information, algorithms, processes and know-how. We will rely on statutory copyright, trademark, patent and trade secret laws, client license agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. Nevertheless, these resources afford only limited protection and the actions we take to protect our intellectual property rights both in the United States and abroad may not be adequate. We cannot assure you that we have secured, or will be able to secure, appropriate or adequate protection for all our proprietary rights. In particular, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, and our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons, which could have a material adverse effect on our business, financial condition and results of operations. Various parties may challenge, invalidate or circumvent our patents, trademarks and other intellectual property rights. Claims allowed on any current or future patents may not be sufficiently broad to protect our technology. Effective patent, copyright and trade secret protection may be unavailable or limited in some of the markets in which we operate, and our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. In addition, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The outcome of any such litigation may not be in our favor, and any such litigation may be costly and may divert management attention as well as other resources away from our business. An adverse determination in any such litigation may impair our intellectual property rights and may harm our business, prospects and reputation. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.

There is a risk that we may infringe, or may be accused of infringing, the proprietary rights of third parties under patents and pending patent applications belonging to third parties that may exist in the United States and elsewhere in the world that relate to our rare earth products and processes. Because the patent application process can take several years to complete, there may be currently pending applications that may later result in issued patents that cover our products and processes. In addition, our products and processes may infringe existing patents.

Defending ourselves against third-party claims, including litigation, would be costly and time-consuming and would divert management’s attention from our business, which could lead to delays in the completion of our projects and our downstream expansion plans. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are averse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

•be prohibited from, or delayed in, selling or licensing some of our products or using some of our processes unless the patent holder licenses the patent to us, which it is not required to do;

•be required to pay substantial royalties or grant a cross license to our patents to another patent holder; or

•be required to redesign a product or process so it does not infringe a third party’s patent, which may not be possible or could require substantial funds and time.

In addition, we could be subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of third parties.

If we are unable to resolve claims that may be brought against us by third parties related to their intellectual property rights on terms acceptable to us, we may be precluded from offering some of our products or using some of our processes.

We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.

Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely or may rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights, including our proprietary rare earth oxide and magnet production processes that are not currently patented. Our intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents, if and once received, could reduce the value of the related products. In addition, the cost to litigate infringements of our patents (if and once received) or other intellectual property, or the cost to defend ourselves against patent or other intellectual policy infringement actions by others, could be substantial and, if incurred, could materially affect our business and financial condition.

Proprietary trade secrets and unpatented know-how are also very important to our business. We rely on trade secrets to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our failure to secure trademark registrations could adversely affect our ability to market our products and operate our business.

Any future trademark applications in the United States and any other jurisdictions where we may file may not be allowed registration, and we may not be able to maintain or enforce our registered trademarks. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our products and our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in our industry, we may employ individuals who were previously employed at other companies similar to ours, including our competitors or potential competitors. We may become subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and /or applications. The relevant patent agencies require compliance with a number of procedurals, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest US non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired for a product, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property, such as an inventor or co-inventor or an author. For example, we may have inventorship or ownership disputes arise from conflicting obligations of consultants or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our patents or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or the right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data and personal data with respect to our employees (collectively, “sensitive data”).

Our and our third-party vendors’ and business partners’ information technology systems may be damaged or compromised by malicious events, such as cyberattacks, physical or electronic security breaches, malicious internet-based activity, online and offline fraud, natural disasters, fire, power loss, performance failures in key software platforms, telecommunications failures, personnel misconduct and human error.

Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including internal bad actors, such as employees or contractors (through theft or misuse), or third parties (including traditional computer hackers, “hacktivists,” persons involved with organized crime, or sophisticated foreign state or foreign state-supported actors).

Cybersecurity threats can employ a wide variety of methods and techniques, which are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. We and the third parties upon which we rely are subject to a variety of these evolving threats, including social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent - particularly for companies like ours that are engaged in critical infrastructure or manufacturing - and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors and business partners may be unable to anticipate these techniques or implement adequate preventative measures.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate certain business systems to process sensitive information in a variety of contexts, including cloud-based infrastructure, data center facilities, encryption and authentication technology, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Certain of the third parties on which we rely have in the past, and may in the future, experience cybersecurity incidents. We could experience adverse consequences resulting from any security incidents or other interruptions experienced by third-party service providers. Any damages award if our third-party service providers fail to satisfy their privacy or security-related obligations to us may be insufficient to cover our damages, or we may be unable to recover such award, and our reputation could be harmed.

We, and the third-party business partners and vendors upon which we rely, may in the future experience cybersecurity threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Future cyberattacks may have a material impact on our business or financial results. The security measures we have, or may in the future, have to protect our information and our customers’ information and to prevent data loss and other security incidents may not be successful. Security incidents could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to provide notice of data security incidents involving certain types of data, including personal data. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

Actual or perceived breaches of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threats may cause us to experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. A security incident involving our software or information technology infrastructure could permit a malicious third party to gain access, via our systems, to the public or private energy grids our systems are connected to or to critical energy, datacenter, or other mission critical infrastructure in the United States and abroad, which could result in severe damage, malfunction, or complete termination of the impacted infrastructure and operations of third parties. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business. Security incidents may have further impacts on third parties that are connected to our systems, including public and private entities and entities providing critical services.

We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure. Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use could harm our reputation and subject us to claims or litigation. Further, a failure of our information technology and data security infrastructure could adversely affect our business and operations.

We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer systems to deliver our products and services and operate our businesses. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and our computer systems are subject to cyberattacks that may result in disruptions in service. We use many third-party systems and software, which are also subject to supply chain and other cyberattacks. We attempt to develop and maintain information security programs to identify and mitigate cyber risks, but the development and maintenance of these programs is costly and requires ongoing monitoring and updating as technological changes and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely, and the risks associated with a potentially material incident remain. In addition, we provide some confidential, proprietary and personal information to third parties in certain cases when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.

If our information or cyber security systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged, resulting in loss of business or morale, and we may incur costs to remediate possible harm to our customers and employees or damages arising from litigation and/or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident. Insurance we obtain may not cover losses or damage associated with such attacks or events.

We rely on various information technology systems. These systems remain vulnerable to disruption, damage or failure from a variety of sources, including, but not limited to, errors by employees or contractors, computer viruses, cyberattacks, including phishing, ransomware, and similar malware, misappropriation of data by outside parties, and various other threats. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure and could have a material adverse effect on our business, financial condition or results of operations. We may incur material losses relating to cyberattacks or other information security breaches in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As such threats continue to evolve, we may be required to expend additional resources to modify or enhance any protective measures or to investigate and remediate any security vulnerabilities.

We expect to enjoy only limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending appropriate patents in all countries throughout the world would be prohibitively expensive. Competitors may use our and our licensors’ technologies in jurisdictions where we would not have obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States or the EU. These products may compete with our products and/or technology, and our and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

In addition, we may decide to abandon national and regional patent applications before grant. The grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant patent offices, while granted by others. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and the EU, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us.

We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.

Some countries also have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired.

Risks Related to Our Financial Condition, Indebtedness and Securities

REalloys has a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability.

For the period ended December 31, 2024, we had a net loss of approximately $5.4 million and no revenues. As of December 31, 2024, we had an accumulated deficit of approximately $5.2 million. We expect to incur losses for at least the next year, as we continue to incur expenses related to the Euclid Magnet Facility and the HLREE. We may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

Since its inception, REalloys’ has generated negative operating cash flows and we may experience negative cash flow from operations in the future. Our consolidated financial statements have been prepared on a going concern basis.

Since its inception, REalloys has generated negative operating cash flows and may experience negative cash flow from operations in the future. Our consolidated financial statements have been prepared on a going-concerned basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our independent registered public accounting firm has included in its report for the period ended December 31, 2024, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon other factors, our ability to achieve our revenue forecasts and our ability to raise additional capital through sales of our securities, including this offering, and incurrence of debt, as needed to fund future growth. Our future operations are dependent upon the identification and successful completion of equity or debt financing and the continued achievement of profitable operations at an indeterminate time in the future. We may not be successful in completing equity or debt financing or in achieving profitability. The financial statements do not give effect to any adjustments relating to the carrying values and classifications of assets and liabilities that would be necessary should we be unable to continue as a going concern.

REalloys will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising if our operations do not reach commercial profitability. There are no assurances that REalloys would be able to raise additional capital on terms favorable to it. If REalloys is unsuccessful in manufacturing its products and raising capital, it will need to reduce activities, curtail, or cease operations.

We may be unable to raise additional capital, which could harm our ability to compete.

We have in the past and expect in the future to expend significant capital for our ongoing operations. We may be required to raise additional capital over the next few years. We may consume available resources more rapidly than anticipated and we may not be able to raise additional funds when needed or on acceptable terms.

If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. While our management team believes that REalloys can continue raising additional equity capital to continue in operational existence for the foreseeable future, if we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended March 31, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable. The Company holds mineral exploration claims and PMTCM operates a manufacturing facility; neither constitutes an operating mine subject to the Federal Mine Safety and Health Act.

Item 5. Other Information
None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K..

Item 6. Exhibits

Exhibit Number	Category
3.1	Certificate of Designations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026).
10.1	REalloys Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026).
10.2	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026).
10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026).
10.4	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026).
10.5	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026).
10.6	Form of Option Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Instance Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALLOYS INC.

By: /s/ Leonard Sternheim
Leonard Sternheim
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Robert L. Winspear
Robert L. Winspear
Chief Financial Officer
(Principal Financial Officer)

Date: May 20, 2026