Form 10-Q
period 2026-06-30
REALLOYS INC.
filed 2026-08-13
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

The registrant had outstanding 68,987,642 shares of common stock as of August 12, 2026.

REalloys, Inc. and Subsidiaries

Part I - Financial Information
Item 1. Financial Statements
REalloys, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$122,357	$2,824
Accounts receivable, net of allowance for credit losses of $0	1,894	730
Prepaid expenses	17,230	34,987
Project deposits	12,614	-
Total current assets	154,095	38,541

Non-current assets:
Goodwill	1,923	2,077
Intangible assets, net	1,370	1,316
Mineral Properties	50,532	50,532
Machinery and equipment, net	310	321
Construction in Progress	973	-
Operating lease right-of-use asset, net	569	602
Total non-current assets	55,677	54,848

Total assets	209,772	93,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	4,121	3,433
Accrued expenses, related party	790	610
Current portion of operating lease liabilities	68	2
Note payable, related party	44	94
SAFE liability, related party	-	1,320
SAFE liability	-	1,695
Total current liabilities	5,023	7,154

Non-current liabilities:
Contingent consideration	-	34,561
Deferred tax liability	13,644	13,644
Long-term debt	-	154
Long-term operating lease liabilities	501	536
Total non-current liabilities	14,145	48,895

Total liabilities	19,168	56,049

Mezzanine equity
Series C redeemable preferred stock, $0.001 par value; 15,000 shares authorized, 0 and 684 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	1,506

Stockholders’ equity
Series A preferred stock, $0.001 par value; 1,634,999 shares authorized, 1,634,999 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 68,782,077 and 49,293,557 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	68	12
Additional paid in capital	415,196	116,946
Accumulated deficit	(224,661)	(81,125)
Total Stockholders’ equity	190,604	35,834
Total liabilities and Stockholders’ equity	$209,772	$93,389
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

REalloys, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues	$804	$440	$1,510	$440
Operating expenses:
Cost of sales	329	219	628	219
Software development costs	34	-	68	-
General and administrative	36,031	1,056	121,432	1,924
Advertising and marketing	1,310	-	3,851	-
Depreciation and amortization	(96)	67	(8)	67
Total operating expenses	37,608	1,342	125,971	2,210

Loss from operations	(36,804)	(902)	(124,461)	(1,770)
	-	-
Interest expense	14	94	22	185
Change in fair value of contingent consideration	-	(2,096)	3,439	(1,312)
Deferred cash consideration late payment penalties	-	3,300	-	3,300
Impairment expense	-	-	6,394	-
Accretion of discount on issuance of Series C Preferred Stock	-	-	9,220	-
Total other expense	14	1,298	19,075	2,173

Net loss	(36,818)	(2,200)	(143,536)	(3,943)

Basic and diluted net loss per share	(0.59)	(0.05)	(2.49)	(0.11)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	62,142,617	41,290,000	57,704,321	36,965,956

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

REalloys, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) (Unaudited)
(In thousands, except share data)

Six Months Ended June 30, 2026

	Series C Preferred Shares		Series A Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2025	2,000	$1,506	-	-	119,383,766	$12	$116,976	$(81,125)	$35,863
Retroactive application of recapitalization	(1,316)	-	-	-	(70,090,209)	37	(37)	-	-
Adjusted balances, as of December 31, 2025	684	1,506	-	-	49,293,557	49	116,939	(81,125)	35,863
Issuance of Preferred Stock for cash	4,442	2,600	3,269,998	3	-	-	-	-	3
Commitment shares issued for cash	-	-	-	-	1,077,353	1	-	-	1
Issuance of Common Stock under SAFE	-	-	-	-	160,606	-	3,015	-	3,015
Common stock issued at Blackboxstocks Inc. merger	-	-	-	-	4,480,437	4	6,230	-	6,234
Conversion of Special Warrants	-	-	-	-	2,093,664	2	37,998	-	38,000
Issuance of Common Stock, net of offering costs	-	-	-	-	2,702,702	3	47,008	-	47,011
Accretion of discount on issuance of Series C preferred stock	-	9,220	-	-	-	-	-	-	-
Conversion of Series C preferred stock	(5,126)	(13,326)	-	-	1,374,018	1	13,325	-	13,326
Exercise of stock options	-	-	-	-	32,200	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	64,830	-	64,830
Imputed interest treated as a capital contribution	-	-	-	-	-	-	3	-	3
Net loss — Q1 2026	-	-	-	-	-	-	-	(106,718)	(106,718)
Balances as of March 31, 2026	-	-	3,269,998	3	61,214,537	$60	$289,348	$(187,843)	$101,568
Issuance of common stock, net of offering costs	-	-	-	-	7,017,540	7	95,393	-	95,400
Conversion of Series A preferred stock	-	-	(550,000)	(1)	550,000	1	-	-	-
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

Six Months Ended June 30, 2026

	Series C Preferred Shares		Series A Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Reacquisition and cancellation of Series A preferred stock	-	-	(1,084,999)	(1)	-	-	55	-	54
Stock-based compensation expense	-	-	-	-	-	-	30,398	-	30,398
Exercise of stock options	-	-	-	-	-	-	-	-	-
Capital contribution for imputed interest	-	-	-	-	-	-	2	-	2
Net loss — Q2 2026	-	-	-	-	-	-	-	(36,818)	(36,818)
Balances, June 30, 2026	-	$-	1,634,999	1	68,782,077	$68	$415,196	$(224,661)	$190,604

Six Months Ended June 30, 2025

	Series C Preferred Shares		Series A Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2024	-	-	-	-	76,500,000	8	213	(5,449)	(5,228)
Retroactive application of recapitalization	-	-	-	-	(44,913,150)	24	(24)	-	-
Adjusted balances, as of December 31, 2024	-	-	-	-	31,586,850	32	189	(5,449)	(5,228)
Issuance of common stock for acquisition of business	-	-	-	-	5,780,600	6	4,833	-	6
Issuance of preferred stock and common stock for cash	413	-	-	-	2,064,500	2	769	-	771
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

Issuance of common shares for services	-	-	-	-	1,858,050	-	-	-	-
Imputed interest treated as a capital contribution	-	-	-	-	-	-	91	-	91
Net loss	-	-	-	-	-	-	-	(1,742)	(1,742)
Balances as of March 31, 2025	413	$-	-	-	41,290,000	$40	$5,882	$(7,191)	$(1,269)

Imputed interest treated as a capital contribution	-	-	-	-	-	-	91	-	91
Net loss	-	-	-	-	-	-	-	(2,200)	(2,200)
Balances, June 30, 2025	413	$-	-	-	41,290,000	$40	$5,973	$(9,391)	$(3,378)
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

REalloys Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)

Net loss	$(143,536)	$(3,943)

Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense	5	181
Change in operating lease ROU assets	99	16
Depreciation and amortization expense	(8)	67
Accretion of discount on preferred stock	9,220	-
Stock-based compensation expense	113,860	-
Deferred cash consideration penalty	-	3,300
Change in fair value of contingent consideration	3,439	(1,312)
Impairment of investment	6,394	817

Change in operating assets and liabilities:
Prepaid expenses	(6,091)	-
Accounts payable and accrued expenses	206	532
Unearned subscriptions	(108)	-
Accounts receivable	(1,165)	(344)
Operating lease liability & Other	(35)	(16)
Net cash used in operating activities	(17,720)	(702)

Cash flows from investing activities
Cash acquired in reverse recapitalization, net of deconsolidation	330	-
Capital deposits and construction in progress	(8,370)
Purchase of machinery and equipment	(24)	(10)
Net cash provided by investing activities	(8,064)	(10)

Cash flows from financing activities
Proceeds from notes payable	-	140
Proceeds from notes payable, related party	195	-
Proceeds from SAFE Liability	-	195
Payment of deferred cash consideration	-	(139)
Proceeds from issuance of Series C Preferred Stock	2,600	-
Proceeds from issuance of common stock	142,522	881
Net cash provided by financing activities	145,317	1,077

Net increase in cash and restricted cash	119,533	365
Cash and restricted cash, beginning of period	2,824	113
Cash and restricted cash, end of period	122,357	478

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for income tax	-	-

Supplemental disclosures of non-cash investing and financing activities:

Acquisition of a business	-	$3,545
SAFE liabilities converted to equity	3,015	$-
Special Warrants converted to equity	38,000	$-
Net assets acquired in recapitalization, net of deconsolidation	6,228	$-
Conversion of Series C Preferred Stock	13,326	$-
Issuance of common shares for services	$10,880	$-
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

The Company has adopted a structured approach to building its North American rare earth to high-performance NdFeB magnet materials and magnet supply chain through producing magnet materials and magnets that meet the performance requirements of US Protected Markets clients and building capacity to meet the demand of US Protected Market clients on a timetable to meet such demand

In line with this strategy, the Company initially acquired 100% of Strategic Metals Development Inc., on May 29, 2024, which owns 100% of the Hoidas Lake Rare Earth Element Project in Saskatchewan, Canada, which comprises 14 contiguous mineral claims totaling 12,522 hectares. The Company believes that the Hoidas Lake project has the potential to be a long-term North American source of rare earth materials as a primary feedstock for its magnet materials and integrated supply chain.

The Company also acquired PMT Critical Metals Inc. (“PMTCM”), on March 31, 2025, which became a wholly owned subsidiary, and which operates the Euclid facility in Euclid, Ohio. The Euclid facility produces rare earth metals, alloys and magnet materials for the Defense Logistics Agency, the U.S. Department of Energy’s AMES National Laboratory and industry clients, and the Company is evaluating opportunities to scale production to meet a portion of U.S. protected market demand.

The Company is continuing to evaluate additional opportunities to strengthen its integrated North American magnet and magnet materials supply chain and improve resiliency, capabilities and capacity.

Reverse Recapitalization

On February 24, 2026, the Company completed a reverse recapitalization transaction with Blackboxstocks Inc. (“Blackbox”) in which REalloys was determined to be the accounting acquirer. See Note 4 – Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc.. The Company’s common stock commenced trading on The Nasdaq Capital Market under the symbol "ALOY" on February 25, 2026.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC applicable to interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The unaudited Condensed Consolidated Financial Statements include the accounts of REalloys, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Blackbox.io, Inc. ("Blackbox.io") was a consolidated subsidiary from February 25, 2026, through May 5, 2026, and was deconsolidated effective May 5, 2026. The results of operations are included in the Company’s consolidated results for that period only. See Note 4 – Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc.

Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Current Report on Form 8-K/A filed on May 12, 2026, and in Blackbox's Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2 – Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the audited financial statements included in the Company’s Current Report on Form 8-K/A filed on May 12, 2026 (amending the Current Report on Form 8-K filed on February 25, 2026), and in Blackbox’s Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated by reference into such Current Reports. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, except as described below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, accounting for the reverse recapitalization transaction, the valuation of equity instruments and stock-based compensation, the fair value of the retained interest in Blackbox.io on deconsolidation, the assessment of the recoverability of long-lived assets, including mineral properties, and the evaluation of the Company’s ability to continue as a going concern.

The accounting for payments under the Saskatchewan Research Council (SRC) arrangements requires judgment in determining the nature of the underlying goods or services procured and received. Areas of judgment include the useful life of equipment, including equipment associated with our pilot project, whether such equipment or materials have alternative future use, and whether costs are directly attributable to preparing any long-lived asset for its intended use. See Note 5 – Prepaid Expenses and Project Deposits.

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

As of March 31, 2026, restricted cash was $7.5 million and consisted of deposits received from prospective investors in connection with potential investment transactions. These deposits were subject to contractual conditions and were therefore not available for use in the Company’s operations. In April 2026, following a joint decision by the Company and the prospective investors not to proceed with the potential investments, the Company returned the full $7.5 million of restricted cash to the investors. There was no restricted cash balance as of June 30, 2026, or December 31, 2025.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of goods or services is transferred to customers. PMTCM recognizes revenue from the sale of rare earth metals and magnet materials primarily under the output method or right-to-invoice practical expedient as production is completed and delivered to customers. Subscription revenue from the Blackbox trading analytics platform was recognized ratably over the subscription period on a straight-line basis through May 5, 2026, the date Blackbox.io was deconsolidated. See Note 4 - Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc.

Note 3 – Going Concern

In the Company’s previously issued interim financial statements for the period ended September 30, 2025, management concluded that substantial doubt existed about the Company’s ability to continue as a going concern. In connection with the preparation of the Company’s issued Audited Consolidated Financial Statements for the year ending December 31, 2025, management reevaluated the Company’s liquidity position in accordance with ASC 205-40. The Company completed a public offering on March 9, 2026, generating net proceeds of approximately $46.8 million. Management performed the ASC 205-40 assessment by comparing projected baseline cash requirements for the twelve months following the issuance date against available liquidity. Baseline obligations (operating costs, lease payments, and contractual commitments that cannot be deferred or eliminated) were estimated to be substantially below the available liquidity. Expenditures under the SRC agreements represent discretionary project spend capable of being sequenced or financed separately and were excluded from the baseline analysis. Based on this assessment, management concluded that substantial doubt about the Company’s ability to continue as a going concern did not exist. On June 24, 2026, the Company completed a private placement of common shares generating net proceeds of approximately $95.4 million. There has been no deterioration in the circumstances or the assessment of the Company’s ability to continue as a going concern in the preparation of these interim condensed consolidated financial statements.

The Company expects that additional capital will be required for longer-term strategic growth; however, this conclusion does not depend on any specific future financing transaction.

Note 4 – Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc.

On February 24, 2026, the Company completed a reverse recapitalization with Blackboxstocks Inc. (“Blackbox”) pursuant to the Agreement and Plan of Merger, as amended. REalloys was the accounting acquirer, and the transaction was not treated as a business combination under ASC 805. Accordingly, Blackbox’s assets and liabilities were recorded at historical carrying values, no goodwill or intangible assets were recognized in connection with the transaction, and all share and per-share amounts have been retroactively adjusted to reflect the exchange ratio of 0.4129.The Company’s historical financial statements are a continuation of those of REalloys. The transaction is described in full in the Company’s Current Report on Form 8-K/A filed May 12, 2026, and in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, which includes the screen test analysis, the concentration of value assessment, the resulting ownership percentages and the retroactive restatement mechanics. Net assets acquired were $6.2 million, including $0.4 million of cash. See Note 8 - Stockholders’ Equity for the impact on equity, Note 9 - Stock-Based Compensation for stock-based compensation and Note 10 - Fair Value Measurements for the Special Warrant liability.

Investment in EVTEC Holdings Group Limited

The Company held an investment in EVTEC Holdings Group Limited investment ("EVTEC"), a private UK-based automotive components manufacturer, acquired through the February 24, 2026, reverse recapitalization with Blackbox.

The investment was recorded at its historical carrying value of $8.4 million on the closing date. On February 24, 2026, in accordance with ASC 820 and ASC 321, the fair value of the investment was determined to be approximately $2.0 million. An impairment of approximately $6.4 million was recognized at the merger date reflecting the failure of two contemplated public-market transaction pathways, persistent operational disruption resulting from a cyber-attack on EVTEC’s primary customer, reduced FY2026 revenue guidance, and concentrated customer exposure.

The investment was held by Blackbox.io, Inc. and was derecognized on May 5, 2026, as part of the assets removed from the consolidated balance sheet following the loss-of-control over a subsidiary event described below. The carrying value on the date of derecognition was $2.0 million. No additional impairment was recognized in the three months ended June 30, 2026, and the Company held no investment in EVTEC as of June 30, 2026. Investments were $0 on the condensed consolidated balance sheets at both June 30, 2026, and December 31, 2025.

Deconsolidation of Blackbox.io, Inc.

On May 5, 2026, Gust Kepler exercised his put right under the Option Agreement dated February 24, 2026. Pursuant to the Option Exercise Agreement, Mr. Kepler transferred 1,084,999 shares of the Company’s Series A Convertible Preferred Stock to the Company, and the Company transferred to Mr. Kepler 3,269,998 shares of Series A Preferred Stock of Blackbox.io, Inc. (“Blackbox.io”), representing all such shares held by the Company.

Each share of Blackbox.io Series A Preferred Stock carries 100 votes per share and votes with the common stock as a single class. Following the transfer, Mr. Kepler holds a majority of the voting power of Blackbox.io. The Company concluded that it no longer has the ability to elect or remove directors or otherwise direct the activities that most significantly affect Blackbox.io's economic performance and, accordingly, deconsolidated Blackbox.io effective May 5, 2026, in accordance with ASC 810-10-40. The Company retains a common stock interest in Blackbox.io representing a non-controlling minority voting interest.

Upon deconsolidation the Company derecognized the assets and liabilities of Blackbox.io, including cash of $0.07 million and the $2 million carrying value of the investment in EVTEC described above. Blackbox.io was in a net liability position and the aggregate carrying amount of the net liabilities derecognized was $0.05 million.

The consideration received consisted of 1,084,999 shares of the Company’s own Series A Convertible Preferred Stock, which were reacquired and cancelled. The fair value of those shares on May 5, 2026, to be nominal, reflecting the conversion cap and leak-out provisions in Section 4 of the Option Agreement and the $1.00 aggregate consideration at which 1,634,999 shares of the same class changed hands between unrelated third parties on the same date. The Company retained 3,226,145 shares of Blackbox.io common stock representing a non-controlling minority voting interest. No value was ascribed to the retained interest, reflecting Blackbox.io’s net liability position.

The counterparty to the Option Exercise, now former, was an officer and director of Blackbox when the Option Agreement was entered, and an officer and director of Blackbox.io while it was under the Company's control, through the Option Exercise date. The exchange was accounted for as a related party transaction and therefore, no gain or loss was recognized in the condensed consolidated statements of operations, and the $0.05 million net effect was recorded as an increase to additional paid-in capital. See Note 8 - Stockholders’ Equity.

The retained common stock interest in Blackbox.io is accounted for under the measurement alternative of ASC 321 for equity securities without a readily determinable fair value, at cost less impairment, adjusted for observable price changes. Its carrying value was nil at June 30, 2026, and it is not separately presented on the condensed consolidated balance sheet.

The results of operations of Blackbox.io are included in the Company’s condensed consolidated statements of operations from February 25, 2026, through to the point of deconsolidation, May 5, 2026. Blackbox.io was not material to the Company’s consolidated results of operations, financial position or cash flows for any period presented.

The Company’s continuing involvement with Blackbox.io following deconsolidation consists of the retained common stock interest described above and the Contingent Value Rights Agreement entered into at the closing of the Merger, which is described in Note 11 – Commitments and Contingencies.

Note 5 – Prepaid Expenses and Project Deposits

Prepaid expenses and project deposits consist primarily of the unamortized value of consulting service agreements settled through issuance of common stock and advance payments to the Saskatchewan Research Council pursuant to the Company’s pilot metallization project. Under stock-based consulting arrangements, the grant-date fair value of common shares issued for future services is recorded as a prepaid asset and amortized over the applicable service period in accordance with ASC 718.

On November 20, 2025, the Company entered into a series of strategic arrangements with SRC to develop capabilities in rare-earth processing and metallization. The arrangements include, among other matters, a pilot-scale processing arrangement designed to evaluate and define processing parameters for dysprosium and terbium metallization, a commercial-scale engineering and processing facility arrangement intended to support development of a commercial-scale metallization facility, and an upgrade of SRC’s existing Rare Earth Processing Facility. See Note 11 – Commitments and Contingencies.

During the six months ended June 30, 2026, the Company paid aggregate advances to SRC of $14.4 million, of which $12.6 million remained recorded as project deposits at June 30, 2026, and $1.0 million was reclassified to construction in progress during the three months ended June 30, 2026 upon the Company obtaining control of identifiable equipment and directly attributable costs qualifying for capitalization. See Note 11 – Commitments and Contingencies.

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

Amounts paid relating to the commercial-scale metallization facility are capitalized as construction in progress or machinery and equipment when the Company receives or obtains control of identifiable equipment, materials, construction activity, or other directly attributable costs that qualify for capitalization. Advance payments for which the Company has not received or otherwise obtained control of equipment or services remain recorded as project deposits and are assessed for recoverability each reporting period.

The agreements are time-and-materials arrangements, and total costs, timing, and scope remain subject to SRC work programs, procurement, technical results, and the Company’s approval of future expenditures. The Company has not recognized a liability for future amounts that may become payable under the arrangements because such amounts relate to future goods, services, or construction activities that had not been received or incurred as of June 30, 2026.

The following table presents prepaid expenses and project deposits as of June 30, 2026, and December 31, 2025 (in thousands).

	June 30, 2026 ($)	December 31, 2025 ($)
Equity-based consulting prepaid (shares-for-services)	$16,129	$34,987
Saskatchewan Research Council advance payments	12,614	-
Advertising and marketing prepaid	121	-
Professional fees and other prepaid	980	-
Total prepaid expenses and project deposits	$29,844	$34,987

The following table summarizes the activity of project deposits as of the six months ending June 30, 2026.
Project Deposits — Activity for the Six Months Ended June 30, 2026 (amounts in thousands):

	Balance at December 31, 2025	Advances paid	Transferred to construction in progress	Recognized in expense	Balance at June 30, 2026
Pilot HREE Metallization	$-	$1,315	$-	$(315)	$1,000
Commercial HREE Metallization	0	8,370	(973)	(281)	7,116
SRC REPF Upgrade	-	3,898	-	(200)	3,698
Supply agreement	-	800	-	-	800
Total project deposits	$-	$14,383	$(973)	$(796)	$12,614

Note 6 – Mineral Properties and Machinery and Equipment, and Construction in Progress

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

During the three months ended June 30, 2026, $1.0 million was reclassified from project deposits to construction in progress as the Company has received or otherwise obtained control of identifiable equipment related to its SRC commercial-scale metallization facility. Construction in progress is not depreciated until the related assets are placed in service. See Note 5 – Prepaid Expenses and Project Deposits.

As of June 30, 2026, no impairment indicators were identified with respect to the Hoidas Lake mineral property or the Euclid facility fixed assets. Depreciation expense for the three months ended June 30, 2026, was included in depreciation and amortization expense in the condensed consolidated statements of operations.

Machinery and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Construction in progress represents costs incurred on assets not yet placed in service and is not depreciated. The Company evaluates mineral properties and machinery and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Mineral properties and machinery and equipment were $51.8 million and $50.9 million as of June 30, 2026, and December 31, 2025, respectively.

The following table presents mineral properties, machinery and equipment, and construction in progress as of June 30, 2026, and December 31, 2025 (in thousands)

	June 30, 2026 ($)	December 31, 2025 ($)
Mineral properties	$50,532	$50,532
Machinery and equipment	679	655
Construction in Progress	973	-
Less: Accumulated depreciation	(369)	(334)
Total mineral properties, machinery and equipment, and construction in progress	$51,815	$50,853

Note 7 – Accounts payable and accrued expenses
Accounts payable and accrued expenses consist primarily of accrued professional fees, including legal, accounting, and consulting services, as well as other general and administrative liabilities incurred in the normal course of business. Accrued liabilities were $4.1 million and $3.4 million as of June 30, 2026, and December 31, 2025, respectively.
Note 8 – Stockholders' Equity (Deficit)

Common Stock
The Company is authorized to issue 350,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2026, and December 31, 2025, there were approximately 68,782,077 and 49,293,557 shares of common stock issued and outstanding, respectively.

Reverse Recapitalization

In connection with the February 24, 2026, reverse recapitalization, the Company issued 4,480,437 shares to former Blackbox stockholders, 2,093,664 shares on the automatic conversion of the Special Warrants (see Note 10 – Fair Value Measurements), 160,606 shares on the conversion of all outstanding SAFEs, and 1,077,353 commitment shares. All outstanding Series C Convertible Preferred Stock converted into 1,374,018 shares of common stock during the three months ended March 31, 2026.

Public and Private Offerings

On March 9, 2026, the Company completed an underwritten public offering of 2,702,702 shares at $18.50 per share for gross proceeds of $50.0 million and net proceeds of approximately $46.8 million. In connection with the offering the Company terminated the at-the-market equity program inherited from Blackbox, effective March 5, 2026.

On June 24, 2026, the Company entered into a securities purchase agreement with certain accredited investors providing for the issuance and sale of 7,017,540 shares of common stock at $14.25 per share for aggregate gross proceeds of approximately $100.0 million. Net proceeds were approximately $95.4 million after placement agent fees and offering expenses. The offering closed June 26, 2026. The shares were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D and are restricted securities. On June 29, 2026, the Company filed an automatic shelf registration statement on Form S-3 including a resale prospectus covering all 7,017,540 shares.

Shares Committed and Not Yet Issued

During the six months ended June 30, 2026, the Company entered into share-settled consulting arrangements covering 1,000,000 shares of common stock. The aggregate grant-date fair value of $10.7 million was recorded as a Shares for Services prepaid with a corresponding credit to additional paid-in capital at the grant date. The Company recognizes the related expense on a straight-line basis over each service period. Expense of $- and $2.8 million was recognized for the three and six months ended June 30, 2026. The shares were not issued as of June 30, 2026, and are excluded from the 68,782,077 shares of common stock issued and outstanding at that date. Upon issuance, the Company will reclassify the par value of those shares from additional paid-in capital to common stock. The reclassification will have no effect on total stockholders' equity, and no additional cost will be recognized. The shares will enter the weighted-average common shares outstanding from the date of issuance. See Note 9 – Stock-Based Compensation.

Series A Preferred Stock

Shares of the Series A Convertible Preferred Stock (the “Series A Stock”) rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes on matters submitted to Company stockholders. As of June 30, 2026 there were 1,634,999 shares of Series A Stock outstanding all of which are held by Leonard Sternheim, the Company’s Chief Executive Officer and Executive Director.

On April 14, 2026, Mr. Kepler converted 550,000 shares of Series A Convertible Preferred Stock into 550,000 shares of common stock on a one-for-one basis. On May 5, 2026, the Company reacquired and cancelled 1,084,999 shares of Series A Convertible Preferred Stock held by Mr. Kepler in connection with the Option Exercise described in Note 4 – Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc. Separately and on the same date, Mr. Kepler sold his remaining 1,634,999 shares of Series A Convertible Preferred Stock to Mr. Sternheim for aggregate consideration of $1.00 pursuant to a previously disclosed February 24, 2026 stock purchase agreement. The Company was not a party to, and received no proceeds from, that transaction.

As a result of these transactions, Mr. Sternheim beneficially owns all outstanding shares of Series A Convertible Preferred Stock and controls a majority of the aggregate voting power of the Company’s outstanding capital stock. The Company therefore meets the definition of a "controlled company" within the meaning of Nasdaq Listing Rule 5615(c). The Company does not currently intend to rely on the controlled company exemptions and intends to continue to maintain a majority-independent Board of Directors and fully independent Audit, Compensation, and Nominating and Corporate Governance Committees.

Additional Paid-In Capital

Additional paid-in capital primarily consists of amounts received in excess of par value from the issuance of common stock, as well as the impact of the reverse recapitalization transaction. Transaction costs directly attributable to the reverse recapitalization were recorded as a reduction to additional paid-in capital.

Note 9 – Stock-Based Compensation
In December 2025, the Company’s board of directors adopted the REalloys Inc. 2025 Long‑Term Incentive Plan (the “2025 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred share units (“DSUs”), performance awards and other share‑based awards to employees, directors and eligible service providers. The 2025 Plan became effective in connection with the Merger on February 25, 2026.

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

The executive and director stock, non-performance and non-market based RSU awards and unvested stock options granted under the 2025 Plan and the 2021 plan are accounted for as equity-classified share-based payment arrangements under ASC 718, with compensation cost recognized over the applicable requisite service periods and a corresponding increase to additional paid-in capital. Performance-based RSU awards are recognized only when achievement of the applicable performance condition is considered probable. Market-based awards are measured at grant-date fair value and recognized over the requisite service period regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered. For service agreements in which common shares are issued in exchange for services with non-employees, other than Directors and Officers, the grant-date fair value is recorded as a prepaid asset and amortized on a straight-line basis over the service period.

Awards modified in connection with the reverse recapitalization

On February 24, 2026, we completed the merger contemplated by the Agreement and Plan of Merger, dated
March 10, 2025, as amended, among Blackboxstocks Inc., its wholly owned subsidiary RABLBX Merger Sub, Inc., and
REalloys Solutions Inc. (formerly known as REalloys Inc., “Private REalloys”). RABLBX Merger Sub, Inc. merged with and into Private REalloys, with Private REalloys surviving as our wholly owned subsidiary (the “Merger”). Prior to the Merger, Private REalloys Inc. granted restricted share units (“RSUs”) and restricted performance share units (“RPSUs”) under its equity incentive plan. In connection with the reverse recapitalization each outstanding RSU and RPSU was converted in accordance with the REalloys Inc. 2025 Long‑Term Incentive Plan, which provides that, in the event of a recapitalization, reorganization, merger, consolidation, share exchange or other similar corporate transaction affecting the fair value of an award, the Committee shall adjust the number and type of shares subject to outstanding awards and other applicable terms so that the fair value of the award immediately after the transaction equals the fair value of the award immediately prior to the transaction. Accordingly, the Company adjusted the number of shares subject to the outstanding RSUs and RPSUs so that the aggregate grant-date fair value of each award immediately after the reverse recapitalization equaled its aggregate grant-date fair value immediately before, preserving the underlying economic value of the awards. The service‑based and performance conditions, and vesting terms of the awards, remained unchanged as they were granted in contemplation of a public listing. The conversion was accounted for as a modification of equity‑classified awards and an equity restructuring under ASC 718, with no impact on the fair value of the converted awards.

Immediately prior to the reverse recapitalization, there were 12,000,000 RSUs and 5,500,000 RPSUs (1,375,000 market-based RPSUs and 4,125,000 performance-based RPSUs) outstanding, all granted to the CEO of then Private REalloys Inc., now Public REalloys Inc. As a result of applying the 0.4129 exchange ratio, and the modification terms of these awards under the 2025 incentive plan, the awards converted into 3,407,718 RSUs and 1,135,919 RPSUs over Public REalloys Inc., common stock, which are included in the stock-based compensation tables presented below. The RPSUs include anti-dilution features that may increase the number of shares issued following a vesting event.

On February 24, 2026, the Company granted 3,509,650 restricted stock units to its directors and officers under the 2025 Plan, with a grant-date fair value of $18.15 per unit and an aggregate grant-date fair value of $63.7 million. The awards vest 50% on grant, 25% on the first anniversary and 25% on the second anniversary.

Also, in connection with the reverse recapitalization, the Company assumed outstanding stock options of Blackboxstocks Inc. All such options were fully vested as of the closing date of the transaction and, accordingly, no future service was required from the holders after the closing date. As a result, the assumed options do not give rise to post‑transaction stock‑based compensation expense and are not included in the Company’s share‑based compensation expense for the three and six months ended June 30, 2026. These assumed options are reflected within equity. See Note 8– Stockholders’ Equity (Deficit).

The following table summarized the number of stock-based awards granted by the Company and the weighted-average grant date fair value per unit for the six-month periods ended June 30, 2026, and 2025, respectively:

	June 30, 2026		June 30, 2025
		Weighted-		Weighted-
	Stock-Based	Average	Stock-Based	Average
	Awards	Grant	Awards	Grant
	Granted	Price	Granted	Price
Restricted stock units	3,589,038	$18.12	-	$-
	3,589,038		-

The following tables show stock-based compensation expense by award type (in thousands):

	Three months Ended		Six months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock awards - non Director, Officer, Employee	12,571	-	29,512	-
Restricted stock units	15,266	-	80,096	-
Restricted Performance share units	4,252	-	4,252	-
Total stock-based compensation expense	$32,089	$-	$113,860	$-

As of June 30, 2026, total unrecognized Director and Officer stock-based compensation expense, net of estimated forfeitures, related to non-vested equity awards was $55.0 million, which is expected to be recognized over a weighted-average period of 2.48 years.
RSU, Market-based RPSU and Performance-based RPSU Awards

The Company granted 3,589,038 and 0 restricted stock units to certain of its Directors and Officers for the six-month periods ended June 30, 2026, and 2025, respectively.

The Company granted restricted performance stock units with a market-based performance metric (market-based restricted stock units) covering 1,375,000 equivalent shares of common stock to its Chief Executive Officer, Leonard Sternheim, with a grant date of December 15, 2025, and a market-based performance target of sustaining a $1.0 billion market capitalization for 30 consecutive trading days. The grant-date fair value of these awards was estimated using a Monte Carlo simulation model. The grant-date fair value was estimated at $11.5 million, based on an implied initial market capitalization of approximately $512.1 million, an expected volatility of 90.0%, risk-free interest rates based on U.S. Treasury yields, an expected term consistent with the five-year performance period, and an assumption of no expected dividends. Compensation cost for this award is recognized over the requisite service period beginning on the grant date and is not reversed if the market condition is not ultimately achieved, provided that the requisite service has been rendered.

In addition, Mr. Sternheim holds 568,182 (378,788 unvested) restricted performance stock units with non-market-based performance metrics (performance-based restricted stock units) that vest upon achievement of specified milestones, including: a qualifying strategic offtake or processing agreement, generating $50.0 million in revenue, or raising $100.0 million in capital.

The following table summarizes the activity related to the Company’s RSU awards during the period presented:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of January 1, 2026	12,000,000	$5.00
Converted in reverse recapitalization	3,305,785	18.15
Granted	3,589,038	18.12
Vested	(3,457,412)
Cancelled/Forfeited	-	-
Nonvested as of June 30, 2026	3,437,411	$18.15

The following table summarizes the activity related to the Company’s market-based RSU awards:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2026	1,375,000	$8.35
Converted in reverse recapitalization	567,738	20.22
Granted	-	-
Vested	-	-
Cancelled/Forfeited	-	-
Nonvested as of June 30, 2026	567,738	$20.22

The following table summarizes the activity related to the Company’s performance-based RSU awards:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2026	4,125,000	$5.00
Converted in reverse recapitalization	568,182	18.15
Granted	-	-
Vested	(189,394)	-
Cancelled/Forfeited	-	-
Nonvested as of June 30, 2026	378,788	$18.15

Non-Director-Officer Stock-based Compensation

The Company has entered into equity-based consulting agreements with various advisors and service providers under which shares of common stock were issued in exchange for future services. Where an agreement carries a substantive service period, the grant-date fair value is recorded as a prepaid asset and recognized as consulting expense over that period. Where the shares are fully vested and non-forfeitable at grant with no remaining service obligation, the full grant-date fair value is recognized on the grant date.

For the six months ended June 30, 2026, non-Director-Officer stock-based compensation expense was $29.5 million.

Note 10 – Fair Value Measurements
The Company measures certain financial liabilities at fair value on a recurring basis, including contingent consideration and certain warrant liabilities. These liabilities are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. All such liabilities were settled or converted to equity prior to June 30, 2026. Accordingly, the Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2026.
Changes in the fair value of these liabilities are recognized in the condensed consolidated statements of operations.$3.4 million
Derivative Instruments

The Company’s derivative instruments pertained to the acquisition-related contingent consideration in the form of special warrants (the “Special Warrants”) issued by the Company on May 29, 2024 (the "Issuance Date"). The Special Warrants automatically converted into $38.0 million of the Company’s common shares upon completion of a liquidity event (as defined in the share purchase agreement). Prior to conversion, the liability was measured at fair value on a recurring basis using the probability-weighted expected return method (“PWERM”), a Level 3 measurement. Key assumptions at December 31, 2025, included liquidity event timing of February 2026 and March 2026, weighted at 80% and 15%, discount rates of 3.66% and 3.60%, and discounts for lack of marketability of 3.7% and 5.7%.

The February 2026 merger with Blackbox constituted a liquidity event. Immediately prior to conversion, the carrying value of the Special Warrant liability was adjusted from $34.6 million to the contractual conversion amount of $38.0 million, resulting in a fair value loss of $3.4 million recorded in earnings. The Special Warrants converted into 2,093,664 common shares of the Company on February 24, 2026, and the $38.0 million liability was derecognized with an offsetting credit to additional paid-in capital. As of June 30, 2026. and December 31, 2025, the fair value of the Special Warrant liability was $0 and $34.6 million, respectively.

The conversion occurred during the three months ended March 31, 2026, and there was no Level 3 activity during the three months ended June 30, 2026. During the three and six months ended June 30, 2026, the Company recorded a change in fair value of the contingent consideration of $- million and $3.4 million (loss), respectively. During the three and six months ended June 30, 2025, the Company recorded a change in fair value of $2.1 million (gain) and $(1.3) million (gain), respectively.

The following table sets forth a summary of changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2026 (in thousands):

Balance as of December 31, 2025	$34,561
Change in fair value	3,439
Conversion to equity upon liquidity event	(38,000)
Balance as of March 31, 2026	-
Change in fair value	-
Balance as of June 30, 2026	$-

The following table sets forth a summary of changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2025 (in thousands):

Balance as of December 31, 2024	$29,364
Change in fair value	784
Balance as of March 31, 2025	30,148
Change in fair value	(2,096)
Balance as of June 30, 2025	28,052

Note 11 – Commitments and Contingencies
The Company may be subject to claims and contingencies in the normal course of business. As of June 30, 2026, the Company is not aware of, and has not recorded any expenses related to, any material legal proceedings requiring disclosure.

Details of the Company’s other commitments are as follows:

Operating Leases (In thousands)

Right-of-Use Assets and Lease Liabilities	June 30, 2026 ($)	December 31, 2025 ($)
ROU lease asset, net	$569	$602
Lease liability, current	68	2
Lease liability, long-term	501	536
Total lease liability	$569	$538

SRC Commitments

On November 20, 2025, the Company executed three development agreements with SRC covering the pilot-scale metallization process, the commercial-scale metallization facility and the upgrade of SRC’s existing Rare Earth Processing Facility. See Note 5 – Prepaid Expenses and Project Deposits for additional details. The Company currently anticipates that, subject in all cases to progress, scope refinement, and the Company’s ongoing approval, it may advance the following in relation to the SRC arrangements:

Total SRC Commitments as of June 30, 2026 (In thousands)

Agreement	Advances paid	Total Commitments	Remaining Commitments
Pilot HREE Metallization	$1,315	$10,492	$9,177
Commercial HREE Metallization	8,370	40,219	31,849
SRC REPF Upgrade	3,898	20,615	16,717
Total	$13,583	$71,326	$57,743

SRC Commitments - before payments - by Year (In thousands)
Agreement	2026 ($)	2027 ($)	2028 ($)	Total
Pilot HREE Metallization	$4,973	$5,519	$-	$10,492
Commercial HREE Metallization	22,833	15,474	1,912	40,219
SRC REPF Upgrade	6,530	7,968	6,117	20,615
Total	$34,336	$28,961	$8,029	$71,326

Of the $34.3 million anticipated for 2026, $13.6 million had been advanced as of June 30, 2026. The table above excludes the supply arrangement described below.

Concurrently, the Company entered into a long-term supply arrangement with SRC pursuant to which SRC will supply the Company with rare earth oxide and metal products produced using the expanded processing capabilities. In consideration of the prepaid advances, the Company is entitled to priority off-take rights, including an upfront allocation of 80% of the NdPr metal and dysprosium and terbium oxides produced at the existing Rare Earth Processing Facility and a right of first refusal on uncommitted volumes. Products are purchased at SRC’s cost of production plus an agreed margin at reasonable commercial rates, subject to customary adjustments and applicable taxes. The supply arrangement includes standard delivery, take-or-pay, and force majeure provisions and is non-recourse to the Company beyond its obligation to pay for approved expenditures and delivered product.

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

Contingent Value Rights Agreement

Pursuant to the Merger with Blackbox, the Company entered into a Contingent Value Rights Agreement (the "CVR Agreement"). The CVR Agreement provides that each share of Blackbox Common Stock held by stockholders immediately prior to the Merger’s closing will receive a dividend of one contingent value right (“CVR”) entitling such holders to receive, in connection with certain transactions involving Blackbox.io, Inc. ("Blackbox Operating") (a “CVR Transaction”), an amount equal to the net proceeds received by the Company at the closing of such transaction. A CVR Transaction is generally a transaction pursuant to which (i) Blackbox Operating grants, sells, licenses or otherwise transfers some or all of the rights to the Blackbox Operating assets, or other monetizing event of all or any part of the Blackbox Operating assets and (ii) the Company receives or Blackbox Operating determines to distribute net proceeds from such transaction as a dividend to its stockholders.

The CVR payment obligations will expire February 24, 2028. The CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. There is no guarantee that any CVR Transaction or payment pursuant thereto will be earned and no amounts were known to be or probable of being payable under the agreement at June 30, 2026. Blackbox Operating ceased to be a subsidiary of the Company on May 5, 2026, and the Company does not control whether a CVR Transaction occurs. See Note 4 – Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc..

Note 12 – Related Party Transactions
Note Payable - Isaac Sternheim

On June 3, 2024, the Company entered into a promissory note agreement with a then 4.9% stockholder of the Company, who is also related to the Co-founder, CEO & Director of the Company (the "Lender"), for the principal amount of $2.0 million, due upon the earlier of (i) January 31, 2026, and (ii) within two business days of the receipt by the Company of financing in excess of $10.0 million. The note bears no stated interest rate.
The $10.0 million financing threshold was triggered upon closing of the March 9, 2026, public offering; accordingly, the outstanding balance is presented as current. The Company made a repayment of $50 on February 3, 2026, resulting in a balance of $44 at June 30, 2026.

As a related party debt instrument with no stated interest charge, the Company records imputed interest at an estimated market rate of 18% per annum. The Company recorded imputed interest of approximately $400 for the year ended December 31, 2025, and approximately $2 for the three months ended June 30, 2026, and $5 for the six months ended June 30, 2026. Imputed interest is recorded as interest expense with a corresponding increase to additional paid-in capital.

Note Payable — Isaac Sternheim (in thousands)	Amount ($)
Balance, December 31, 2025	$94
Repayment — February 3, 2026	(50)
Balance, June 30, 2026	$44

Employment Contract - PMTCM

In connection with the acquisition of PMTCM, the Company assumed an employment contract with Andrew Sherman, the chief executive officer of PMTCM and a significant shareholder of the Company. Pursuant to the employment agreement, Mr. Sherman is entitled to a one-time acquisition bonus of $250 and a base salary of $30 per month. No amounts have been paid to date. As of June 30, 2026, and December 31, 2025, the accrued liability related to Mr. Sherman’s employment contract was $0.79 million and $0.61 million, respectively.

Series A Preferred Stock

On May 5, 2026, Mr. Kepler sold 1,634,999 shares of Series A Convertible Preferred Stock to Leonard Sternheim, the Company’s Chief Executive Officer and a director, for aggregate consideration of $1.00. The Company was not a party to, and received no proceeds from that transaction. Following that transaction and the Company’s reacquisition and cancellation of 1,084,999 shares from Mr. Kepler, Mr. Sternheim beneficially owns all outstanding shares of Series A Convertible Preferred Stock and controls a substantial majority of the aggregate voting power of the Company’s outstanding capital stock. See Note 8 – Stockholders’ Equity (Deficit).

Chief Financial Officer Arrangement

On June 24, 2026, Robert Winspear resigned as Chief Financial Officer and the Board appointed Craig Cunningham as Chief Financial Officer, effective the same date. Mr. Cunningham provides services to the Company through Provenance Advisors Inc., of which Mr. Cunningham is the controlling shareholder and primary beneficiary pursuant to a consulting arrangement. Provenance Advisors Inc. also provided management advisory services to the Company from July 2025 through Mr. Cunningham’s appointment on June 24, 2026.

Amounts paid under that arrangement were $0.16 million for the three months ended June 30, 2026, and $0.30 million for the six months ended June 30, 2026. Included in those amounts are $0.01 million and $0.04 million, respectively, for general information technology services provided to the Company by Provenance Advisors Inc.

Executive Separation

On June 24, 2026, the Board of Directors approved a Separation Agreement with Robert Winspear, under which his employment as Chief Financial Officer ceased effective the same date. The agreement provided for cash payments to

Mr. Winspear or on his behalf of $0.36 million, consisting of severance payment and certain severance related personal income and employment taxes obligations. Additionally, the Company granted an equity award of 20,000 fully vested, restricted shares of common stock subject to a lock-up, with a grant date fair value of $0.33 million. The Company recognized $0.71 million, the full cost of the arrangement in the three months ended June 30, 2026. The 20,000 shares were not issued prior to June 30, 2026, and are excluded from shares outstanding at that date. See Note 8 – Stockholders’ Equity (Deficit).

Note 13 – Segment Reporting
The Company operates in one reportable segment. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (”CODM”). The CODM manages the Company as a single, integrated rare-earth development and supply chain enterprise focused on building a North American mine-to-magnet supply chain for U.S. Protected Markets. The CODM reviews the Company’s consolidated financial statements, including consolidated net loss and total operating expenses, to assess performance and allocate resources across the Company’s development activities. The Company is in the early stage of development and has not established ongoing commercial revenues or positive operating cash flows sufficient to cover operating costs. Accordingly, all resource allocation decisions are made at the consolidated enterprise level. The Company’s operating activities include mineral property exploration (HLREE), rare earth metal and magnet material production (Euclid facility), metallization and processing development (SRC development projects) and administrative functions, all of which are managed as components of a single integrated supply chain strategy.

Blackbox.io Inc., the legacy operating subsidiary of Blackbox, was a wholly owned consolidated subsidiary of the Company from February 25, 2026, through May 5, 2026, and its results of operations for that period are included in the Company’s consolidated financial statements. Blackbox.io operated a consumer-facing financial-markets analytics SaaS platform whose products, customers, distribution channels, and regulatory environment were wholly dissimilar to the Company’s integrated rare-earth supply chain. The Company’s Chief Operating Decision Maker did not regularly review the discrete operating results of Blackbox.io for purposes of resource allocation or performance assessment within the Company’s integrated rare-earth supply chain, and accordingly, those operations did not constitute a separate operating segment of the Company under ASC 280. Blackbox.io was deconsolidated effective May 5, 2026. See Note 4 – Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc..

Note 14 – Loss per Share
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings or loss per common share to the weighted-average common shares outstanding used in the calculation of diluted earnings or loss per common share:

	Three months		Six months
	ended		ended
In thousands, except per share data	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Numerator:
Net loss	$(36,818)	$(2,200)	(143,536)	(3,943)
Less: Preferred stock dividends accrued	-	-	-	-
Net income available to common stockholders	(36,818)	(2,200)	(143,536)	(3,943)
Numerator for basic and diluted EPS	$(36,818)	$(2,200)	(143,536)	$(3,943)

Denominator:
Weighted-average common shares outstanding	62,142,617	41,290,000	57,704,321	36,965,956
Diluted weighted-average common shares outstanding	62,142,617	41,290,000	57,704,321	36,965,956

Weighted-average preferred shares outstanding	2,263,845	2,065	1,771,299	1,323

Earnings (loss) per share:
Basic	$(0.59)	$(0.05)	$(2.49)	$(0.11)
Diluted	$(0.59)	$(0.05)	$(2.49)	$(0.11)
Excluded Securities: Warrants and options to purchase 2,164,745 and 61,375 shares of common stock, 3,437,411 restricted share units, 567,738 restricted market-based share units, and 378,788 restricted performance share units, and 1,634,999 shares of Series A Preferred Stock were outstanding as of June 30, 2026, but were not included in the computation of diluted EPS because they were anti-dilutive.

Note 15 – Subsequent Events
The Company has evaluated subsequent events from July 1, 2026, through August 13, 2026, the date the financial statements were issued. The following events are disclosed in accordance with ASC 855, Subsequent Events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Current Report on Form 8-K/A filed on May 12, 2026, and in Blackbox’s Annual Report on Form 10-K for the year ended December 31, 2025 ("Form 10-K"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part II. Item 1A. Risk Factors” and elsewhere in this Form 10-Q, “Part I. Item 1A. Risk Factors” and elsewhere in our Form 10-K, "Part I. Item 1A Risk Factors" and elsewhere in our Form S-4 (File No. 333-286507). See also “Cautionary Note Regarding Forward-Looking Statements.”

Forward-Looking Statements

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “potential,” “believes,” “projects,” “intends,” “plans,” “aims,” “will,” “may,” “shall,” “could,” “should,” “opportunity,” “goal,” “objective,” “target,” “milestone” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the impact of competitive pressures; (2) the inability to attract and retain skilled employees and effectively plan for succession, while maintaining our unique corporate culture; (3) economic, political, and other risks; (4) the challenges in integrating and achieving expected results from acquired businesses; (5) uncertainty surrounding our future capital needs; (6) information security breaches and other cybersecurity threats; (7) the failure to comply with laws or regulations relating to data privacy, data protection, AI, or other automated technologies; (8) challenges in accurately forecasting our financial results due to seasonal and cyclical variations in customer purchasing patterns and economic and market volatility; (9) potential impairment charges with respect to our investments or acquired intangible assets; (10) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (11) business disruptions from natural or man-made disasters, public health crises, or other events outside our control; and (12) stock price volatility.

Unless the context requires otherwise, “REalloys,” the “Company,” “we,” “us” and “our” refer to REalloys Inc. and its consolidated subsidiaries.

Company Background

REalloys is a U.S.‑based rare earth minerals and materials company building a vertically integrated North American “mine‑to‑magnet” supply chain for U.S. Protected Markets, including defense, aerospace, energy, electronics and advanced industrial applications. Our strategy pairs upstream rare earth resources with midstream separation and purification, and downstream metallization and magnet manufacturing, all located in North America.

Rare earth elements, principally neodymium, praseodymium, dysprosium, and terbium, are what give high-performance permanent magnets their strength and their ability to hold that strength at high temperature. Neodymium and praseodymium provide the raw magnetic power; dysprosium and terbium provide the coercivity, the resistance to demagnetization, that keeps a magnet working in the heat of a jet engine bay or an electric motor. Those magnets are what turn electricity into motion, and they sit inside almost anything that moves electrically: missile and aircraft actuators, radar and sonar systems, electric vehicle drivetrains, robotics, wind turbines and medical imaging equipment. Supply of these materials is concentrated in China, and the U.S. Department of Defense will be prohibited from procuring covered magnets containing rare earths sourced from adversarial nations beginning January 1, 2027. Our strategy is to give U.S. and allied customers a secure, transparent and traceable alternative located entirely in North America.

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

Recent Developments

Executive and Board Leadership Changes

On June 24, 2026, Robert Winspear resigned as the Company’s Chief Financial Officer, effective as of that date. In connection with his departure, the Company and Mr. Winspear entered into a General Release and Severance Agreement, pursuant to which the Company agreed to provide customary separation benefits in exchange for a general release of claims and his continued cooperation with the Company during a transition period.

On the same date, the Board of Directors (the “Board”) appointed Craig Cunningham, to serve as the Company’s Chief Financial Officer and principal financial officer, effective June 24, 2026. Mr. Cunningham has served as an Executive Director of Provenance Advisors, a Toronto, Ontario-based financial advisory firm, since August 2023, and previously provided management advisory services to the Company through Provenance Advisors from July 2025 until his appointment as Chief Financial Officer. Mr. Cunningham is a Chartered Professional Accountant (CPA, CA) and holds an Executive Master of Business Administration from the Ivey Business School at Western University, bringing more than two decades of public-company experience and leadership across the critical minerals and mining sectors. Within the critical minerals and metals industry he most recently served as Chief Financial Officer of Li-Cycle Holdings Corp., a cross-border lithium-ion battery resource recovery company, and as Chief Financial Officer of Electra Battery Materials Corporation, a North American battery metals and materials processor., from June 2022 to July 2023, roles in which he was responsible for financial reporting, capital markets execution and strategic planning for critical minerals businesses closely aligned with the Company’s own mine-to-magnet strategy. Over a span of 12 years, Mr. Cunningham held a series of increasingly senior finance and leadership roles with Kinross Gold Corporation, a global gold mining company, culminating in his service as Vice President, Regional Financial Officer, Russia, where he oversaw financial operations, procurement, logistics, and information technology for a multi-billion-dollar international mining portfolio. Mr. Cunningham provides his services to the Company on an independent contractor basis pursuant to a Chief Financial Officer Consulting Agreement, dated June 24, 2026 (the “CFO Consulting Agreement”), which is filed as Exhibit 10.2 to this Form 10-Q.

On June 26, 2026, Joseph Sawyer notified the Company of his resignation from the Board, effective as of June 29, 2026. The Company does not currently intend to appoint a replacement director to fill the resulting vacancy. In connection with his departure from the Board, Mr. Sawyer joined the Company in a management capacity as Director, Projects and Delivery, effective July 1, 2026, where he will provide project management and drive delivery of the Company’s various strategic development projects.

Completed Significant Capital Raise
During the three months ended June 30, 2026, we closed on approximately $100.0 million in gross proceeds through a private placement of common stock. Clear Street LLC acted as placement agent in the offering and was granted a 180-day right to participate in certain future financings, which remains in effect through September 5, 2026. We intend to use the net proceeds for the advancement of our processing and metallization projects, working capital and general corporate purposes.

Development and Capital Projects Update

We continued to advance our phase 1 strategic initiatives - development and expansion of rare earth processing and metallization capabilities.

Capital Project Milestones

We are advancing engineering and equipment procurement for our planned Heavy Rare Earth Metallization Facility, with commissioning currently targeted for Q1 2028 and initial operations targeted for H1 2028. The facility is expected to have targeted annual processing capacity of approximately 50 tonnes of combined Dy and Tb oxide feedstock.

With our planned Rare Earth Processing Facility upgrade funding, the SRC is expected to commence upgrade activity in Q3 2026, while staged commissioning of the plant is already underway. The upgrades are intended to increase annual production capacity to approximately 525 tonnes of NdPr metal, 30 tonnes of Dy oxide and 15 tonnes of Tb oxide. Funding of the expansion, together with the SRC supply agreement, secures supply rights to approximately 80% of the expanded facility’s total output. Jointly, the Company and SRC plan to advance processing and separation trials using recycled mixed rare earth oxide feedstock during H2 2026, with the objective of producing separated material for potential customer qualification as early as Q4 2026.

We expect to advance technical studies for our Phase 2 strategic initiatives, wholly owned, increased scale Integrated Rare Earth Separation and Metallization Facility.
Commercial Milestones

We expect to commence commercial intake of NdPr metal and Dy and Tb oxides from the SRC in Q3 2027, in line with the facility’s targeted production ramp-up and the Company’s existing supply arrangements. REalloys continues to evaluate prospective primary feedstock sources under its existing MOUs and other arrangements, with a focus on advancing selected opportunities toward definitive feedstock supply agreements.

Feedstock Sourcing and Development

We continued to evaluate prospective primary feedstock sources under our existing MOUs and other arrangements, with a focus on advancing selected opportunities toward definitive feedstock supply agreements.

Rare Earth Offtake Agreement with Critical Metals Corp.

On May 20, 2026, we executed a definitive long-term Rare Earth Product Offtake Agreement with Critical Metals Corp. ("CRML") covering 15% of monthly Phase 1 production from CRML’s Tanbreez rare earth project in southern Greenland. The agreement replaces and supersedes the previously announced non-binding letter of intent between the parties.

Deliveries begin only once the parties agree on detailed product specifications and qualification requirements. Tanbreez is not in production, and the timing of first deliveries depends on the development of the project by Critical Metals, which is outside our control. We have not purchased or received any material under this agreement, and it had no effect on our results of operations, financial position or cash flows for the three and six months ended June 30, 2026.

Feedstock Development Agreements

During the quarter we entered into several non-binding arrangements intended to develop a diversified North American feedstock network:
•U.S. Critical Materials Corp., contemplating offtake of up to 10% of production from the Sheep Creek project in Ravalli County, Montana
•Ramaco Resources, Inc., contemplating mixed rare earth carbonate feedstock from the Brook Mine in Wyoming
•Patriot Exploration & Mining, contemplating priority access to up to approximately 30% of its rare earth production

None obligates either party to enter into a definitive agreement, none provides for the purchase or sale of any material, and no consideration has been paid or received. There can be no assurance that any definitive agreement will result, or that any of the volumes described will be available to us. These arrangements had no effect on our results of operations, financial position or cash flows for the three and six months ended June 30, 2026.

Agreement and Plan of Merger

On March 10, 2025, REalloys Inc. (formerly known as Blackbox; “REalloys” or the “Company”) and its wholly owned subsidiary, RABLBX Merger Sub, Inc., (“RABLBX”), entered into an Agreement and Plan of Merger dated as of December 10, 2025 (as amended, the “Merger Agreement”), with REalloys Solutions Inc. (formerly known as REalloys Inc.; “Private REalloys”). In accordance with the Merger Agreement, on February 24, 2026: (i) RABLBX merged with and into Private REalloys, with Private REalloys surviving as a wholly owned subsidiary of the Company, (ii) pursuant to an amendment to its Articles of Incorporation, the Company changed its name from “Blackbox” to “REalloys Inc.”, (iii) pursuant to an amendment to its Articles of Incorporation, Private REalloys changed its name to “REalloys Solutions Inc. (collectively, the “Merger”). In connection with the closing of the Merger, our common stock began trading on the Nasdaq Capital Market under the symbol “ALOY” on February 25, 2026. The Merger was accounted for as a reverse recapitalization. Private REalloys is the accounting acquirer, and the historical financial statements presented in this Form 10-Q are those of Private REalloys. Blackbox's operations are included in our consolidated results from February 25, 2026, and Blackbox.io, Inc. was deconsolidated on May 5, 2026, following the Option Exercise.

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

As of May 2026, following the Option Exercise, Blackbox.io ceased to be a subsidiary. Blackbox.io is not material to our consolidated results, financial position or cash flows; the financial effect of the deconsolidation is reflected in our financial statements for the three and six months ended June 30, 2026.

Separately, on the same day Mr. Kepler sold 1,634,999 shares of our Series A Convertible Preferred Stock to Leonard Sternheim for aggregate consideration of $1.00, pursuant to a previously disclosed February 24, 2026, stock purchase agreement contingent on closing of the Merger. We were not a party to, and received no proceeds from that transaction. As a result of these transactions, voting control of the Company is now substantially concentrated in our Chief Executive Officer and director, Leonard Sternheim. Following the Company’s reacquisition and cancellation of 1,084,999 shares of our Series A Convertible Preferred Stock from Mr. Kepler. Mr. Sternheim beneficially owns all of the shares of our Series A Convertible Preferred Stock that remain outstanding. Each share of our Series A Convertible Preferred Stock carries 100 votes per share and votes together with our Common Stock as a single class on all matters submitted to a vote of stockholders. Without considering the shares of our Common Stock that Mr. Sternheim directly or indirectly holds, Mr. Sternheim now controls a substantial majority of the aggregate voting power of our outstanding capital stock. As a consequence, the Company now meets the definition of a "controlled company" within the meaning of Nasdaq Listing Rule 5615(c). The Company does not currently intend to rely on the corporate governance exemptions available to controlled companies under Nasdaq Listing Rule 5615(c)(2), and will continue to maintain a majority‑independent Board of Directors and fully independent Audit, Compensation, and Nominating and Corporate Governance Committees. The concentration of voting power described above, the potential for transactions in which Mr. Sternheim has an interest that differs from that of our other stockholders, and the limited ability of our public stockholders to influence matters submitted to a vote could materially and adversely affect the trading price of our Common Stock and are described in greater detail in Part II, Item 1A of this Quarterly Report on Form 10‑Q.

U.S. Army Enhanced Use Lease Opportunity, Tooele Army Depot
On June 25, 2026, we announced that we had been selected by the U.S. Army for exclusive negotiations toward a long-term Enhanced Use Lease at Tooele Army Depot in Utah. If a lease is executed, we would design, finance, build and operate heavy rare earth processing facilities at the site. The arrangement is non-binding and does not obligate either party to enter into a definitive agreement. There can be no assurance that negotiations will result in a lease, or that any lease would be on the terms we currently contemplate. As of June 30, 2026, we had not committed capital to the site, had incurred no material costs in connection with the opportunity, and had recognized no revenue or assets related to it.

Any development of the site would be subject to the execution of a definitive lease, environmental review and permitting, the availability of financing, and the completion of engineering and procurement. We continue to advance our negotiations and planning with the U.S. Army ahead of the September 8, 2026, scheduled completion of the negotiation phase of the selection process.

Key Factors and Trends Affecting Our Business

We believe the following factors will significantly affect our future results, financial condition and cash flows. The discussion reflects management’s current expectations and is subject to the matters described under “Risk Factors” and “Cautionary Note Regarding Forward‑Looking Statements.”

Demand for Rare Earth Materials and Magnets

Magnet rare earths—neodymium, praseodymium, dysprosium, and terbium—are critical inputs for NdFeB magnets used across defense, aerospace, electric and hybrid vehicles, robotics, industrial automation, wind, medical devices and consumer electronics. We expect medium‑ and long‑term demand to grow with electrification, the energy transition, the proliferation of “physical AI” applications and increasing focus on industrial and defense supply chain security.

During 2025 and into 2026, China expanded export controls and licensing requirements on rare earths, rare earth magnets and downstream products, including products containing even trace amounts of Chinese‑origin material. The November 2025 U.S.–China trade and economic understanding suspended certain expanded controls and retaliatory measures, but heightened market focus on rare earth supply chain volatility, potential magnet rare earth shortages, price volatility and the strategic value of non‑Chinese supply continues. That suspension is for a term of one year and is currently expected to lapse in the fourth quarter of 2026.

As a North American rare earth company spanning upstream resources at Hoidas Lake and with separation and metallization capacity under development, we believe we are well positioned to benefit from these trends, particularly as U.S. policy, procurement and customer qualification frameworks continue to favor domestic, traceable supply.

Rare Earth Pricing

A price divergence has emerged between Chinese domestic and ex-China markets for the heavy rare earths, driven by Chinese export controls and limited non-Chinese supply. As of late June 2026, ex-China dysprosium and terbium oxide traded at a substantial premium to Chinese domestic prices, and the divergence was more pronounced still for yttrium.

If sustained, this divergence supports the economics of non-Chinese production, including ours. It is also volatile, sensitive to Chinese policy, and may narrow if controls are relaxed or if non-Chinese capacity comes online faster than expected. Higher prices can improve the economics of our downstream products, but they also increase our feedstock costs. We do not currently hedge commodity price exposure.

U.S. and Allied Policy and Procurement

U.S. policy continues to support the build out of a domestic critical minerals supply chain through a range of procurement, financing, stockpiling and grant programs. These include the Defense Production Act, the Department of Defense Industrial Base Analysis and Sustainment program, the Department of Energy’s Energy Dominance Financing program, the Export-Import Bank of the United States, the National Defense Stockpile and related procurement and grant programs. We are actively pursuing additional government, defense and dual-use customer relationships, and we are pursuing financing under certain of the programs described above, including with the Export-Import Bank.

Policy support is increasingly directed at the midstream and downstream stages of the value chain, where non-Chinese capacity is most limited. The G7 critical minerals declaration of June 17, 2026, sets a target of reducing reliance on any single non-G7 supplier for rare earths and permanent magnets to below 60% by 2030. Government-backed price floor and offtake mechanisms have also emerged in the United States and among allied governments and are intended to improve the bankability of non-Chinese projects by reducing revenue uncertainty. We are not currently a party to any government price floor or offtake arrangement.

Effective January 1, 2027, Section 857 of the FY2023 National Defense Authorization Act prohibits the U.S. Department of Defense from procuring covered permanent magnets containing rare earths sourced from adversarial nations. We expect this to create increased demand for the North American rare earth materials and metals we plan to refine and produced. However, winning defense and related contracts and obtaining the necessary supplier qualification ahead of the effective date remains subject to significant uncertainty.

Changes in administration priorities, appropriations, tariff and trade policy, or program scope could materially affect demand, realized prices and the availability of additional funding for our capital projects.

Midstream Separation and Metallization: The North American Gap

China currently accounts for more than 90% of global magnet rare earth separation and refining capacity, a concentration that has remained around this level for several years (source: U.S. DOE, International Energy Agency, Benchmark Mineral Intelligence). For the heavy rare earths critical to high-temperature magnets, such as dysprosium and terbium, separation capacity outside China is effectively negligible. Midstream and downstream processing, comprising separation, metallization, alloying and magnet manufacturing, rather than mining, has been identified as the principal bottleneck limiting supply chain diversification. Refining capacity outside China would need to increase several-fold beyond currently planned levels to achieve meaningful diversification.

The practical consequence is that new upstream supply, on its own, does not create supply chain security. Concentrate and mixed rare earth carbonate produced in the United States or in allied jurisdictions must still be separated into individual oxides and reduced to metal before it can be made into a magnet. Absent midstream capacity in North America, that material is routed back through the same processing base the supply chain is intended to diversify away from.

A substantial volume of allied and domestic upstream supply is now advancing toward production. Our response has been to secure access to that material through offtake agreements and development arrangements, as described under "Recent Developments," while concentrating our own capital and execution effort on the midstream stage that is missing in North America.

Our principal midstream vehicle is our relationship with the Saskatchewan Research Council ("SRC"), a Canadian provincial research and technology organization that operates one of the few heavy rare earth separation facilities outside China.

Phase 1: Expansion of the SRC Processing and REalloys Metallization

We are continuing to advance our strategy to develop rare earth separation, purification, and metallization capabilities in North America. A key element of this strategy is our relationship with SRC, under which we entered into arrangements in November 2025 to support the upgrade of SRC’s existing Rare Earth Processing Facility (the "REPF"), pilot-scale heavy rare earth process development, the build out of a commercial-scale heavy rare earth metallization facility, and the acquisition, on a cost-plus basis, of 80% of the NdPr metal and Dy and Tb oxides produced at the existing REPF.
The Pilot project is intended to support process development and validation activities. The anticipated pilot process and related pilot equipment are expected to provide technical information necessary to determine processing specifications, equipment configuration, operating parameters, and other requirements for the planned commercial-scale metallization facility. The results, timing, and cost of the pilot program may affect the scope, timing, and cost of the commercial-scale facility and our related capital requirements.

Under the REPF upgrade arrangement, we are funding an expansion of SRC’s separation capacity for NdPr metal and dysprosium and terbium oxides. In exchange, we secured rights to a substantial share of that output on a cost-plus basis, giving us a contracted North American source of separated heavy rare earth material. The dysprosium and terbium oxides are intended to feed the commercial-scale metallization facility we are developing with SRC, which would convert them into metal for alloy and magnet materials production at our Euclid facility. We currently expect initial separated oxide production from SRC in the second half of 2027, and dysprosium and terbium metal output from the metallization facility we are funding in the first half of 2028.

The SRC arrangements are expected to affect our business, liquidity, capital allocation, operating results, and development timeline. During the three months ended June 30, 2026, we paid aggregate deposits of $11.1 million to SRC, consisting of $3.7 million for our REPF Upgrade Project and $7.4 million towards our commercial Heavy RE Metallization Facility. In the three months ending June 30, 2026, we began receiving equipment and other related project services as we continued to advance our work in Saskatchewan.

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

Phase 2: Advancement of Scaled-Up Rare Earth Processing Facility

We are developing a North American rare earth processing facility intended to produce separated rare earth metals for defense and industrial customers. At full design capacity, we are targeting annual production of approximately 3,000 metric tons of neodymium-praseodymium metal, 200 metric tons of dysprosium metal and 45 metric tons of terbium metal. We intend to source feedstock for the facility from rare earth concentrate produced in the United States and allied jurisdictions, including under the offtake agreement and development arrangements described under "Recent Developments." We have not secured feedstock sufficient to supply the facility at design capacity.

We are undertaking feasibility work to assess both technical viability, including process flowsheet design and equipment configuration, and economic viability, including total capital and operating costs. The capital required is expected to be substantial and materially in excess of our current cash resources. We expect to fund the project through a combination of equity, project-level financing and government-linked programs. We currently target initial operating capability no later than 2030.

The scope, cost, timing and ultimate viability of the project depend on, among other things: the execution of a definitive site agreement; permitting and environmental review; the results of our pilot work; equipment procurement and construction; the availability of feedstock on commercially acceptable terms; the qualification of our products by customers; the recruitment of a specialized workforce; and the availability of financing. The capacity figures above are design targets, not commitments, forecasts or guidance.

Euclid Facility Operations

Near‑term revenue is generated primarily at the Euclid Facility under short‑term service and supply contracts for rare earth metals, alloys and magnet materials. Growth in revenue and operating margin will depend on customer and product qualification, capital investment in equipment upgrades, automation and capacity expansion, feedstock supply (including under our SRC arrangement), workforce and continued compliance with the requirements applicable to U.S. government and defense customers. We have paused efforts toward increasing the facilities NdFeB magnet materials production capacity, which had been estimated to reach 1,000 mtpa by the second quarter of 2027, while we evaluate other opportunities. The timing and outcome of the strategic magnet evaluation are uncertain and will impact any resumption and may impact the scope and timing of the previously planned expansion. Euclid operations continue to deliver metallurgical services and metals, alloys and magnet materials under existing contracts, utilizing existing capacities.and have not been affected by the expansion pause.

Advancement of the Hoidas Lake Project

The Hoidas Lake Project remains an exploration‑stage property. As of June 30, 2026, we had capitalized $50.5 million in related mining property rights, with no amortization recorded as production has not commenced; mineral exploration costs are expensed as incurred. The project is supported by an S-K 1300 Technical Report Summary that includes a Mineral Resource Estimate; however, no Mineral Reserves have been established. Advancing the project toward potential future development will require substantial multi-year expenditures, including additional drilling and metallurgical testing, environmental and engineering studies, Indigenous and community engagement, permitting, and the completion of pre-feasibility and feasibility studies. The timing, scope and outcome of these activities—and the ultimate development decision—will materially affect our long‑term financial profile and capital needs.

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

Results of Operations
Basis of Comparison
The period-over-period changes presented in the table below are affected by significant changes in the composition of the Company’s consolidated reporting entity between the comparative periods. In particular:

The three months ended June 30, 2025, reflect the operations of pre-merger Private REalloys Inc. (the accounting acquirer) together with a full quarter of PMT Critical Metals Inc. ("PMTCM"), which was acquired on March 31, 2025. It includes no Blackbox revenue, cost of revenues or operating expenses, because the reverse recapitalization did not close until February 24, 2026.

The three months ended June 30, 2026, reflects (i) 56 days of consolidated Blackbox operations (April 1 through May 5, 2026) prior to the deconsolidation of Blackbox.io which contained most of Blackbox’s activity, and (ii) significant public company and other SG&A costs associated with the Company’s on-going expansion of activity not present in the comparative period.

Accordingly, the period-over-period percentage changes shown in the table below — including the 3,312% increase in general and administrative expense and the 2,702% increase in total operating expenses — principally reflect the change in the level of activity, as Blackbox did not have a significant impact on the operations during the quarter.

The Company is in the development stage and has not generated significant revenue during the periods presented. For the three months ended June 30, 2026, operating results were driven primarily by general and administrative expenses, including ongoing non-cash stock-based compensation recognized in connection with the February 24, 2026 reverse recapitalization, director and officer RSU awards, and shares-for-services consulting agreements, together with costs associated with operating as a newly public company.

Compared with the prior-year period, operating expenses increased materially as a result of costs associated with the management and administrative infrastructure required to support the Company’s development and growth strategy along with general public company and compliance requirements. The Company also expects continuing expenditures associated with the development of its business plan, including advancement of its mineral property strategy, downstream processing capabilities, and supply chain relationships. As a result, the Company expects to continue to incur net losses for the foreseeable future.

Three months ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
	(Unaudited)
Net Revenues	$804	$440	$364
Operating expenses:
Cost of sales	329	219	110
Software and development costs	34	-	34
General and administrative	36,031	1,056	34,975	3,312%
Advertising and marketing	1,310	-	1,310
Depreciation and amortization	(96)	67	(163)
Total operating expenses	37,608	1,342	36,266	2,702%

Loss from operations	(36,804)	(902)	(35,902)	3,980%
Other expense	14	1,298	(1,284)	(99)%
Net loss	(36,818)	(2,200)	(34,618)	1,574%

Six months ended June 30, 2026, Compared to Six Months Ended June 30, 2025

	Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
	(Unaudited)
Net Revenues	$1,510	$440	$1,070
Operating expenses:
Cost of sales	628	219	409
Software and development costs	68	-	68
General and administrative	121,432	1,924	119,508	6,211%
Advertising and marketing	3,851	-	3,851
Depreciation and amortization	(8)	67	(75)
Total operating expenses	125,971	2,210	123,761	5,600%
0
Loss from operations	(124,461)	(1,770)	(122,691)	6,932%
Other expense	19,075	2,173	16,902	778%
Net loss	(143,536)	(3,943)	(139,593)	3,540%

Revenue

Revenue for the three months ended June 30, 2026 was $0.8 million, compared to $0.4 million for the three months June 30, 2025. The increase of $0.4 million over the comparative period primarily reflects PMTCM’s sales of rare earth metals and materials at the Euclid facility, principally under contracts with the Defense Logistics Agency (DLA contract awarded March 2, 2026) and the U.S. Department of Energy’s AMES National Laboratory, together with subscription revenue from the Blackbox trading analytics platform for the 56 days Blackbox.io was included in the three months ending June 30, 2026.

Revenue for the six months ended June 30, 2026 was $1.5 million, compared to $0.4 million for the six months June 30, 2025. In addition to the factors noted above,the increase of, $1.1 million over the comparative period primarily reflects an additional quarter of PMTCM's sales as the acquisition was completed on March 31, 2025 and subscription revenue from the Blackbox trading analytics platform prior to the deconsolidation of Blackbox.io as Blackbox was not included in our 2025 results.

Cost of Revenues and Gross Margin

Cost of revenues for the three months ended June 30, 2026 was $0.3 million, compared to $0.2 million for the three months ended June 30, 2025. Cost of revenues for the six months ended June 30, 2026 was $0.63 million, compared to $0.22 million for the six months ended June 30, 2025. Cost of revenues consists primarily of outsourced direct costs allocated from Powdermet, Inc. under the PMTCM Uses & Services Agreement, representing materials and direct labor costs at the Euclid facility, together with Blackbox cost of revenues (merchant fees, data feeds, and technology costs) for the partially consolidated period.

Gross margin for the three months ended June 30, 2026 was $0.5 million, representing a gross margin of 59.1%. Gross margin for the three months ended June 30, 2025 was $0.2 million, representing a gross margin of 50.2%. Gross margin for the six months ended June 30, 2026 was $0.9 million, representing a gross margin of 58.4%. Gross margin for the three months ended June 30, 2025 was $0.2 million, representing a gross margin of 50.2%.

General and Administrative

General and Administrative expenses for three months ended June 30, 2026 and 2025 was $36.0 million, and $1.1 million respectively. The increase was driven primarily by $32.1 million of stock-based compensation. Stock based compensation expense included $19.5 million related to RSU and RPSU awarded to members of the Board of Directors of the Company and executives and $12.6 million related to shares-for-services consulting awards granted in 2025 and 2026. Excluding non-cash items, SG&A was approximately $3.9 million, of professional fees, legal, audit, and other general and administrative expenses.

General and Administrative expenses for six months ended June 30, 2026 and 2025 was $121.4 million, and $1.9 million respectively. The increase was driven primarily by $113.9 million of stock-based compensation. Stock based compensation expense included $84.3 million related to RSU and RPSU awarded to members of the Board of Directors of the Company and executives and $29.5 million related to shares-for-services consulting awards granted in 2025 and 2026. Excluding non-cash items, SG&A was approximately $7.6 million, of consulting costs, professional fees, legal, audit, and other general and administrative expenses.

Management expects to incur significant costs throughout fiscal 2026 related to public company governance, advancement of the Company’s Information Technology capabilities and other costs associated with our recent public listing.

Advertising and Marketing

Advertising and marketing expenses for the three months ended June 30, 2026 were $1.3 million, compared to $- million for the three months ended June 30, 2025. Advertising and marketing expenses for the six months ended June 30, 2026 were $3.9 million, compared to $- million for the six months ended June 30, 2025. These expenses reflect communications and marketing agreements entered following the reverse recapitalization, including costs associated with increasing retail investor awareness of the Company following its Nasdaq listing on February 25, 2026. The Company does not expect advertising and marketing expenses to continue at this level in future periods.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2026 was $(0.1) million, compared to $0.1 million for the three months ended June 30, 2025. Depreciation and amortization for the six months ended June 30, 2026 was $(0.01) million, compared to $0.1 million for the six months ended June 30, 2025. The expense relates to fixed assets at the Euclid facility, intangible assets acquired in connection with the PMTCM acquisition, and fixed assets of Blackbox following the reverse recapitalization. Blackbox’s results were not part of the consolidated operating results in 2025.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2026 was net expense of $0.01 million, compared with net expense of $(1.3) million for the three months ended June 30, 2025. The components of the period-over-period change are summarized below (in thousands):

	Three Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Impairment of EVTEC investment	$-	$-	$-
Change in fair value of contingent consideration	-	2,096	(2,096)	(100)%
Deferred cash consideration late payment penalties	-	(3,300)	3,300	(100)%
Accretion expense — Series C Convertible Preferred Stock	-	-	-
Interest income, interest expense and other, net	(14)	(94)	80	(85)%
Other income (expense), net	$(14)	$(1,298)	$1,284	(99)%

Other income (expense), net for the six months ended June 30, 2026 was net expense of ($19.1 million), compared with net expense of ($2.2 million) for the three months ended June 30, 2025. The components of the period-over-period change are summarized below (in thousands):

	Six Months Ended
	June 30, 2026		June 30, 2025	$ Change	% Change
Impairment of EVTEC investment	$(6,394)	$-	$-	$(6,394)
Change in fair value of contingent consideration	(3,439)	-	1,312	(4,751)	(362)%
Deferred cash consideration late payment penalties	-		(3,300)	3,300	(100)%
Accretion expense — Series C Convertible Preferred Stock	(9,228)	-	-	(9,228)	100%
Interest income, interest expense and other, net	(14)	-	(184)	170	(92)%
Other income (expense), net	$(19,075)		$(2,172)	$(16,903)	778%

Net Loss

Net loss for the three months ended June 30, 2026 was ($36.8 million), compared to ($2.2 million) for the three months ended June 30, 2025. The significant increase in net loss was driven primarily by $32.1 million in stock-based compensation recognized in the quarter, as well as higher SG&A and marketing costs following the transition to public company and increased activity related to our strategic projects.

Net loss for the six months ended June 30, 2026 was ($143.5 million), compared to ($3.9 million) for the six months ended June 30, 2025. The significant increase in net loss was driven primarily by $113.9 million in stock-based compensation recognized in the quarter, and other expense of $19.1 million primarily resulting from to the reverse recapitalization following the merger with Blackbox as well as higher SG&A and marketing costs following the transition to public company and increased activity related to our strategic projects.

Liquidity and Capital Resources
Outlook

As of June 30, 2026, the Company had cash of $122.4 million, and as of the financial statement issuance date of August 13, 2026, the Company had approximately $119.6 million of unrestricted cash. The Company’s historical sources of liquidity have consisted primarily of equity financings and sale of common shares. The Company’s principal liquidity requirements are expected to consist of funding the development of the Company’s rare earth processing and metallization projects, operating losses, SG&A and general corporate costs, and maintenance of mineral properties.

Key Liquidity Metrics	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$122,357	$2,824
Working capital (current assets minus current liabilities)	149,072	31,387
Accumulated deficit	(224,661)	(81,125)
Total stockholders’ equity	$190,604	$35,834
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Net cash used in:
Operating activities	$(8,170)	$(351)	$(7,819)	2,228%
Investing activities	(7,460)	(10)	(7,450)	74,504%
Financing activities	87,939	236	87,703	37,162%
Net change in cash and cash equivalents	$72,309	$(125)	$72,434	(57,947)%

	Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Net cash used in:
Operating activities	$(17,720)	$(702)	$(17,018)	2,424%
Investing activities	(8,064)	(10)	(8,054)	80,544%
Financing activities	145,317	1,077	144,240	13,393%
Net change in cash and cash equivalents	$119,533	$365	$119,168	32,649%

On June 24, 2026, we entered into a securities purchase agreement with certain accredited investors providing for the issuance and sale of 7,017,540 shares of common stock at a purchase price of $14.25 per share, for aggregate gross proceeds of approximately $100.0 million. On June 26, 2026 we closed on net proceeds of approximately $95.4 million after placement agent fees and offering expenses. We agreed to a 45-day lock-up on additional equity issuances, which expired on August 10, 2026.

The shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder, and are restricted securities. We agreed to register the shares for resale, and on June 29, 2026 we filed an automatic shelf registration statement on Form S-3, which became effective upon filing. The registration statement includes a resale prospectus covering the resale of all 7,017,540 shares by the selling stockholders, and we will not receive any proceeds from those resales. It also includes a base prospectus under which we may offer and sell, from time to time, an indeterminate amount of common stock, preferred stock, debt securities, warrants, subscription rights and units.

On March 9, 2026, we completed an underwritten public offering of 2,702,702 shares of our common stock at a public offering price of $18.50 per share and the Underwriters purchased shares pursuant to the underwriting agreement at a price per Share of (i) $17.39 in connection with 2,349,037 Shares sold to investors sourced by the Underwriters and (ii) $18.22 for 353,665 Shares sold to investors sourced by the Company. We received gross proceeds of $50.0 million and net proceeds of approximately $46.8 million, after underwriting discounts and commissions of approximately $2.7 million and offering expenses. We granted the underwriters a 30-day option to purchase up to 396,963 additional shares on the same terms to cover over-allotments; the option expired unexercised on April 8, 2026. We agreed to a 60-day lock-up on additional equity issuances, which expired on May 8, 2026.

Effective March 5, 2026, and in connection with the offering, we terminated the at-the-market equity program inherited from Blackbox, under which 260,000 shares had been sold for gross proceeds of approximately $2.2 million from inception through February 19, 2026. We do not intend to resume sales under the program.

We continue to pursue and evaluate financing with the Export-Import Bank of the United States ("EXIM") under a the October 2025 non-binding Letter of Interest (the "LOI") for up to $200.0 million, which remains open through October 14, 2026. The LOI would support our planned North American integrated rare earth processing supply chain and contemplates a provisional 15-year repayment term if definitive financing is executed. There is no assurance we will enter into definitive financing on these or any terms.

Material cash commitments include the fully funded SRC capital commitments of approximately $58.3 million through 2028, to bring the Company’s strategic processing and metallization projects to commissioning. In addition to the estimated SRC capital project costs, the Company anticipates the existing liquidity and capital resources are sufficient to fund general corporate costs through the same period. The ability to fund these requirements is not expected to depend on the completion of any specific future financing transaction.

Outside of the Company’s strategic development and other costs described above, additional capital may be required for longer-term development initiatives, including those related to:

•Phase 1 - Rare Earth Processing Expansion and Metallization Facility working capital needs: These include, among others, feedstock of recycled and other rare earths inputs prior to the commercial operations of the expanded SRC REEE facility and the Company’s planned commercial scale metallization facility.

•Phase 2 - Future Integrated Rare Earth Separation and Metallization Facility: The Company continues to advance technical studies for a future commercial-scale rare earth separation and metallization facility, separate from the existing SRC Rare Earth Processing Facility, Pilot and Commercial Metallization Plan. The scope, location, timing and capital requirements of the potential Phase 2 facility have not yet been determined. Any future development is expected to require significant capital, and the Company’s ability to advance the project will depend on access to additional financing.

•Hoidas Lake: Advancement beyond the currently funded study program, development of a producing mine would require substantial additional capital expenditures that are not included in the Company’s currently committed capital and development program. The scope and timing of such expenditures have not yet been determined and will depend on the results of ongoing technical and feasibility studies and future development decisions.

•Other non-committed long-term development and growth opportunities, including and among others, capital and funding required to develop and build facilities related to the conditionally awarded Enhanced Use Lease with the U.S. Army, and potential strategic magnet related production and expansion.

Cash is expected to continue being used in our consolidated operating activities for the foreseeable future as we invest in commercializing our integrated processing platform.

The Company is actively evaluating a range of potential financing alternatives, including equity, equity‑linked and debt instruments, as well as strategic and government‑linked funding arrangements, to support and enhance its development pipeline and capital projects. As part of its broader capital strategy, the Company may adjust the timing, scope or sequencing of certain discretionary or project‑related expenditures, including deferring or phasing elements of its development program. Accordingly, the Company may pursue additional funding transactions, the timing, structure and amount of which will depend on market conditions, project prioritization and other factors, and there can be no assurance that such financing will be available on acceptable terms, or at all.

Operating Activities

For the three months ending June 30, 2026 and 2025, cash used in operating activities was $8.2 million and $0.4 million. The increase of, $7.7 million in cash used in operating activities over the comparative period primarily reflects, $3.0 million of cash deposits and expenses related to the Company’s funding of the SRC REPF upgrade, the Company’s Pilot Metallization and prepaid amounts under the SRC supply arrangement, and approximately $4.8 million of cash, operating and general and administrative expenses related to the increase in activity following the Company’s public listing in the first quarter of 2026.

For the six months ending June 30, 2026 and 2025, cash used in operating activities was $17.7 million and $0.7 million. The increase of, $17.0 million in cash used in operating activities over the comparative period primarily reflects approximately $6.1 million of cash deposits and expenses related to the Company’s funding of the SRC REPF upgrade, the Company’s Pilot Metallization and prepaid amounts under the SRC supply arrangement, and $9.7 million of cash, operating and general and administrative expenses related to the increase in activity following the Company’s public listing in the first quarter of 2026.

The ($36.8 million) net loss for the three months ending June 30, 2026, is reconciled to operating cash use principally by $32.1 million of non-cash stock-based compensation expense related to equity awards made to to Directors, Officers and non-employee consultants.

The ($143.5 million) net loss for the six months ending June 30, 2026, is reconciled to operating cash use principally by non-cash items recognized in connection with the Merger and on-going operations: $113.9 million of stock-based compensation related to awards made to Directors, Officers, and non-employee consultants, $6.4 million EVTEC impairment, $9.2 million of accretion expense on the Series C Convertible Preferred Stock recognized on conversion, and $3.4 million of change in fair value of contingent consideration prior to their conversion to common stock.

Investing Activities

For the three months ending June 30, 2026 and 2025 cash used in investing activities was $7.5 million and $- million. For the six month ending June 30, 2026 and 2025 cash used in investing activities was $8.1 million and $- million. The increase in cash used in investing for the three and six months ending June 30, 2026 and 2025 of, $7.5 million and $8.1 million, is primarily driven by deposits made to the SRC, construction in progress equipment and other project costs related to the Company’s Commercial REE Metallization facility. Part of the Company’s Phase 1 strategic projects, these deposits made to the SRC will fund future equipment, facility lease and project related costs for the development and construction of the Company’s metallization facility.

Financing Activities

For the three months ending June 30, 2026 and 2025 cash provided by financing activities was $87.9 million and $0.2 million. For the six month ending June 30, 2026 and 2025 cash used in investing activities was $145.3 million and $1.1 million. The increase in cash provided by financing for the three and six months ending June 30, 2026 and 2025 of, $87.7 million and $144.2 million, is primarily driven by net proceeds from sale of common equity of $95.5 million and $142.5 million respectively and, $2.6 million from the issuance of Series X Preferred stock in Q1 2026.

Known Trends and Uncertainties
The Company’s future operating results are subject to a number of known trends and uncertainties. These include, the timing and cost of development activities relating to mineral properties and operational infrastructure, dependence on successful execution of supply chain and expansion initiatives, and the increased costs and administrative burden associated with operating as a newly public company.
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

•Rare earth processing and metallization depend on scarce, highly specialized metallurgical and engineering talent; failure to attract and retain qualified technical personnel amid intense competition for this limited pool could disrupt operations, delay scale-up, and materially adversely affect our results and ability to meet production and offtake commitments.

•Heavy rare earth prices (dysprosium, terbium) increased materially in early 2026. The Company does not currently hedge commodity price exposure. Pricing has also bifurcated between Chinese domestic and ex-China markets following China’s April 2025 export controls: ex-China prices for dysprosium and terbium oxide have traded at multiples of Chinese domestic benchmarks.

•The Company’s PMTCM revenue depends on contracts with U.S. government agencies; the DLA contract was awarded March 2, 2026. Any disruption to or failure to renew these contracts could adversely affect revenue.

•As a public company, the Company is incurring significant additional costs for SEC compliance, investor relations, and internal controls development.

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

In performing this assessment, management considered obligations probable of becoming due within the applicable assessment period and distinguished those obligations from larger strategic and development expenditures that are discretionary, non-binding, capable of being sequenced or expected to be financed separately. Management’s improved liquidity position reflects the successful execution of financing plans contemplated in prior periods, including the closing of the Company’s March 9, 2026, and June 26, 2026, equity offerings. Based on the Company’s improved liquidity, management concluded that the conditions and events that raised substantial doubt in certain prior periods do not raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

The Company expects that additional capital may be required in the future to support longer-term strategic growth initiatives and major development projects. However, management’s going concern conclusion does not depend on the completion of any specific future financing transaction during the applicable one-year assessment period.

Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in our the Company’s Current Report on Form 8-K/A filed on May 12, 2026, and in Blackbox's Annual Report on Form 10-K for the year ended December 31, 2025. Other than those listed below, there have been no significant changes in our critical accounting estimates during the three months ended June 30, 2026.
Reverse Recapitalization

The accounting for the February 24, 2026 reverse recapitalization required significant management judgment and estimation as it pertains to the fair value of certain assets acquired. Second, the EVTEC Holdings Group Limited investment acquired in the recapitalization was written down to an estimated fair value of approximately $2.0 million at the merger date, from a carrying value of $8.4 million, using unobservable inputs including assessments of EVTEC’s operational disruption, customer concentration, and failed public-market transaction pathways. This Level 3 fair value measurement is inherently uncertain and actual results may differ materially.

Off-Balance Sheet Arrangements
As of June 30, 2026, the Company did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the disclosures required by this item pursuant to Item 305 of Regulation S-K.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses in internal control over financial reporting described below.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Material Weaknesses in Internal Control Over Financial Reporting

Management identified the following material weaknesses as of June 30, 2026:

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

Because of the foregoing, Mr. Sternheim has the practical ability, acting alone and by written consent of stockholders and without the concurrence of any other stockholder, to determine the outcome of substantially all matters submitted to a vote of our stockholders, including the election and removal of all of our directors other than himself, amendments to our Articles of Incorporation and Bylaws, and the approval (or rejection) of any merger, consolidation, sale of substantially all of our assets, recapitalization, or other extraordinary corporate transaction, including transactions in which Mr. Sternheim or his affiliates may have an interest that differs from, or conflicts with, the interests of our other stockholders. Mr. Sternheim also serves as our Chief Executive Officer and as a member of our Board of Directors, and is party to a Professional Services Agreement previously disclosed in our Form 8-K dated February 25, 2026. The combination of his executive, board, and stockholder roles further concentrates influence over the day-to-day management of the Company, the Company’s strategic direction, and the Company’s relationships with related parties.

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

•Mr. Sternheim’'s voting power, together with provisions in our Articles of Incorporation,, may have the effect of delaying, deterring, or preventing a change of control of the Company, including a transaction that other stockholders might consider favorable, and may limit the price that investors are willing to pay in the future for shares of our Common Stock.

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

The integration of Blackbox and its Blackbox.io subscription business may be more difficult, time-consuming or costly than expected, and we may not realize the anticipated benefits of the Merger

The February 24, 2026 Merger combined two businesses with different operating models, customer bases, regulatory profiles and financial-reporting cadences. The integration process — including the integration of accounting, treasury, equity-administration, billing, customer-support and IT general controls — is ongoing as of the date of this Quarterly Report and is subject to material weaknesses in our internal control environment described above. The May 5, 2026 Option Exercise resulted in the deconsolidation of Blackbox.io in the second quarter of 2026, further reducing the period over which the integration of the Blackbox.io business benefited our consolidated results. The performance, recoverability or impairment of the EVTEC Holdings Group Limited investment acquired in the Merger remains subject to material uncertainty, as evidenced by the $6.4 million impairment recognized at the closing of the Merger. The anticipated benefits of the Merger may not be realized fully, or at all, if integration challenges, control deficiencies, or further write-downs of acquired assets materialize.

Risks Related to REalloys’ Business and Industry

PMT Critical Minerals, a wholly-owned subsidiary of REalloys, is currently relies on short-term contract work to support its operations. There can be no assurance that PMT Critical Minerals will receive additional orders or secure new contracts in the future.

PMT Critical Minerals is currently producing rare earth materials for the DLA, the DOE’s AMES National Laboratory and NdFeB magnet industry clients. Contract works are short term in nature, often less than six months, and there are no guarantees that any additional orders will be received by REalloys.

[In addition to the short term limited rare earth metals and magnet materials contract works, the Euclid Magnet Facility is under development to significantly increase production of NdFeB magnet materials commencing in the fourth quarter of 2025 to expand to 500 metric tonnes per annum (“mtpa”) magnet materials and magnet production capacity by the second quarter of 2026 and 1,000 mtpa production of magnet materials and magnets by the second quarter of 2027. REalloys’ lack of commercial operating history at these forecasted volumes scale limits the accuracy of any forward-looking forecasts, prospects or business outlooks or plans.]

REalloys may not be able to secure the necessary feedstock, offtake, or equipment in order to economically produce NdFeB magnet materials and magnets, including from the HLREE.

REalloys’ commercial framework agreements with the Saskatchewan Research Council (“SRC”), located in Saskatoon, Saskatchewan Province, Canada, outlines the rare earth oxide and metal products the SRC will provide to the REalloys, in return for REalloys providing funding towards SRC’s contemplated expanded processing capabilities. The expanded processing would allow SRC to process the oxide and metal products it intends to provide REalloys. Under the framework agreements REalloys is entitled to priority offtake rights, including rights of first refusal on future volumes to be processed at SRC’s expanded Separation Facilities. There can be no assurances that the conditions required for REalloys to fund toward the SRC’s expansion, including agreement of detailed scope and budget, over which REalloys has unilateral and sole discretion of the approval, will occur. If we are unable to maintain the agreements or enter into an alternative arrangement with another processing facility and/or satisfy the conditions therein, or if we are only able to do so on terms that are unfavorable to us, this will have a negative effect on our supply chain, strategy and current projections, including projections related to future production capabilities. If this happens, our results of operations and financial condition could be materially and adversely affected. Additionally, there are no assurances that the framework agreements will lead to suitable and verified third party sources of rare earth concentrates and/or light rare earth oxides and/or recycled magnets and/or heavy rare earth oxides available for processing at the SRC Separation Facilities prior to or after HLREE concentrate becomes available. The SRC Separation Facilities’ upgrade is currently underway and expected to be commissioned in 2027 and any delays in completion, any capital and operating cost overruns and any quality issues will have an adverse impact on REalloys’ production schedules and financial viability.

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

REalloys also has limited operating history upon which to base estimates of future operating costs and capital requirements. Actual operating costs and economic returns of any and all of REalloys’ projects may materially differ from the costs and returns estimated, and accordingly our financial condition, results of operations and cash flows may be negatively affected. Further, REalloys has no history in operating a business, except for the Euclid Magnet Facility’s contract works, other than pursuing a business combination. In the near term, REalloys’ development and growth depends on its ability to: (i) to extend and source new contract works, (ii) successfully produce magnet materials and magnets at the Euclid Magnet Facility; (iii) secure additional reliable sources of Light Rare Earth Elements (“LREE”) and Heavy Rare Earth Elements (“HREE”) feedstock at prices that are acceptable and attractive to REalloys, (iv) receive processed LREE and HREE materials from the SRC Separation Facilities on acceptable commercial terms and conditions; and (v) secure additional NdFeB magnet materials and magnet customers that are willing and able to purchase REalloys’ magnet materials and magnets at prices that are expected to be profitable for REalloys. Delays in the completion of the expansion of the Euclid Magnet Facility could have a material adverse effect on our business, results of operations and financial condition as well as any delays to the completion and commissioning of the expansion at the SRC Separation Facilities.

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
•delays to the commissioning of the expansion at the SRC Separation Facilities;
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

In addition, US government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the US government’s convenience upon payment only for work done and commitments made at the time of termination. We can give no assurance that one or more of our US government contracts will not be terminated and this also applies to our non-US government clients that are reliant on US government contracts. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our and/or our non-US government US government contracts. Because a significant portion of our revenue and our non-US government clients’ US government contracts will be dependent on performance and payment under our US government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

William J. Lewis, P.Geo. of Micon International Limited prepared a S-K 1300 Technical Report (“Technical Report”) on HLREE dated December 6, 2024, and we plan to de-risk this project as recommended in the Technical Report while concurrently expanding the capabilities and capacity of the Euclid Magnet Facility. HLREE is at the exploration phase and is not at production and therefore is not able to satisfy the feedstock needs necessary for the development and commercial operation of our Euclid Magnet Facility and may never be able to do so. Unless and until HLREE is capable of satisfying our feedstock needs, we will be required to enter into feedstock supply agreements with third parties. We currently intend on sourcing rare earth feedstocks for the SRC Separation Facilities to process and deliver to the Euclid Magnet Facility from verified third-party sources prior to the development of the HLREE. We are in the process of pursuing feedstock supply and offtake arrangements with potential counterparties to provide adequate sources of feedstock for the purchase of all or substantially all our production from the Euclid Magnet Facility, once operational, on terms favorable to us. Such arrangements may not be able to provide all the feedstock which we may require or at economical or favorable prices to us. If we are unable to secure supply agreements that ensure that all our feedstock needs are met or if we are able to secure such agreements, but the counterparties fail to meet their obligations, we may not achieve our goals. If this happens, our results of operations and financial condition could be materially and adversely affected.

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

Until commercial production is achieved by our projects, we will continue to incur operating and investing net cash outflows associated with including, but not limited to, build out and growth of our Euclid Facility, maintaining and acquiring properties, undertaking ongoing activities, funding the working capital requirements of our contract works and the funding obligations to develop the assets of our projects. We may require additional capital to fund our ongoing operations, complete our Euclid Magnet Facility, potentially invest into expanding production at the SRC Separation Facilities and — in connection with our HLREE — explore and define HREE mineralization and establish any future mining or HREE manufacturing operations. Such additional funding may not be available to us on satisfactory terms, or at all.
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
The Company’s operations are dependent on the successful development of its rare earth processing and metallization projects and mineral properties

The Company’s business is dependent on the successful development and commercialization of its processing and metallization facilities and its mineral properties, including the Hoidas Lake Rare Earth Element Project. Mineral exploration and development involve significant risks, including the uncertainty of resource estimates, permitting, environmental considerations, and the ability to achieve economic production. The Company’s rare earth processing and metallization initiatives are subject to significant technical, operational and execution risks, including the challenge of scaling pilot flow sheets into commercial plants, integrating new circuits within third-party facilities and achieving targeted recoveries, product quality and uptime on a repeatable basis. The Company’s strategic collaboration with the SRC involves substantial, largely discretionary capital commitments under time‑and‑materials frameworks, such that cost overruns, delays, or underperformance at the pilot or full scale facilities could increase required funding, impair prepaid or other assets, or limit access to anticipated oxide and metal offtake volumes.

Dependence on Concentrated and Uncertain Rare Earth Feedstock Supply

Before any commercial production, the Company will rely on the timely availability of suitable rare earth feedstock, and disruptions in supply could adversely affect our operations and growth plans. Global supply of rare earth concentrates and intermediate products is heavily concentrated, with China accounting for a significant share of mining, refining and metallization capacity and periodically using export quotas, licensing and other policy tools that can constrain or redirect material flows. Outside China, commercially available sources of heavy rare earth–rich feedstock we require, remain limited to a small number of projects and by‑product streams, making procurement sensitive to permitting delays, mine‑plan changes, operational outages, and counterparty-specific issues at individual producers. Any reduction in the volume, quality or reliability of feedstock available to us at acceptable prices—including as a result of geopolitical developments, trade restrictions, environmental regulations, logistics disruptions or increased competition from other users—could lead to underutilization of our processing and metallization assets, increased unit costs, and delays in meeting customer demand, which could materially and adversely affect our business, financial condition and results of operations.

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

We have identified material weaknesses in our internal control over financial reporting. If our remediation efforts are unsuccessful, our ability to accurately report our financial results may be adversely affected, which could result in restatements, loss of investor confidence, and a decline in the market price of our common stock

The Company has identified material weaknesses in its internal control over financial reporting, including insufficient U.S. GAAP/SEC reporting personnel, inadequate segregation of duties, and lack of formalized period-end controls. The Company’s disclosure controls and procedures were not effective as of June 30, 2026. See Part I Item 4.

We are in the process of implementing a remediation plan, including the recruitment of additional U.S. GAAP and SEC reporting personnel, the engagement of qualified external advisors, the formalization and documentation of period-end close procedures and review controls, and the evaluation and documentation of IT general controls. There can be no assurance that our remediation efforts will be successful, that they will be completed on a timely basis, that they will be sufficient to remediate the identified material weaknesses, or that additional material weaknesses will not be identified in the future. If our remediation efforts are unsuccessful, or if additional material weaknesses are identified, our ability to record, process and report financial information accurately and to prepare our financial statements within the time periods specified by SEC rules and forms could be adversely affected, which could result in misstatements or restatements of our financial statements, loss of investor confidence, civil litigation or investigations by regulatory authorities, and a decline in the market price of our common stock. In addition, as an “emerging growth company,” we are not currently required to comply with the auditor-attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; when we cease to qualify as an emerging growth company, we will become subject to such requirements, and we may identify additional control deficiencies at that time.

The Company’s operations are dependent on its subsidiaries and the timely availability of financial information.

The Company operates through its subsidiaries, including PMTCM and related entities. The preparation of consolidated financial information is dependent on the timely and accurate completion of financial reporting by these subsidiaries. Delays or deficiencies in subsidiary financial reporting could impact the Company’s ability to meet its reporting obligations.
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

For the six months ended June 30, 2026, we had a net loss of approximately $143.5 million and net revenues of approximately $1.5 million. As of June 30, 2026, we had an accumulated deficit of approximately $224.7 million. We expect to continue to incur losses for the foreseeable future, as we continue to incur expenses related to the Euclid Magnet Facility, the SRC processing and metallization arrangements, and the HLREE. We may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

Since its inception, REalloys’ has generated negative operating cash flows and we may experience negative cash flow from operations in the future. Our consolidated financial statements have been prepared on a going concern basis.

Since its inception, REalloys has generated negative operating cash flows and may experience negative cash flow from operations in the future. Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. In connection with the preparation of these consolidated financial statements, management concluded that substantial doubt about the Company’s ability to continue as a going concern does not exist based on the Company’s current liquidity position, including the successful completion of approximately $142 million in net equity proceeds during the six months ended June 30, 2026. See Note 3 – Going Concern. Our future operations are dependent upon the identification and successful completion of equity or debt financing and the continued achievement of profitable operations at an indeterminate time in the future. We may not be successful in completing equity or debt financing or in achieving profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended June 30, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable. The Company holds mineral exploration claims and PMTCM operates a manufacturing facility; neither constitutes an operating mine subject to the Federal Mine Safety and Health Act.

Item 5. Other Information
Rule 10b5-1 Trading Arrangement. None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Chief Operating Officer Employment Agreement. On August 10, 2026, REalloys Canada Inc., a wholly owned subsidiary of the Company, entered into an Employment Agreement (the “COO Employment Agreement”) with Dr. Muhammad Imran, age 52, pursuant to which Dr. Imran will serve as Chief Operating Officer of REalloys Inc. and its consolidated subsidiaries and operations, effective September 1, 2026. Dr. Imran will report to the Chief Executive Officer.

Dr. Imran joins the Company from the Saskatchewan Research Council (“SRC”), the Company’s strategic processing and metallization partner, where he most recently served as Chief Technology Officer and Vice President from January 2026 to August 2026, leading the commercialization, scale-up, and strategic deployment of advanced rare earth element processing, including technologies for NdPr and heavy rare earth elements such as dysprosium and terbium. Prior to that role, Dr. Imran served as Vice President at SRC from October 2020 to December 2025, where he led the development of commercial-scale rare earth capabilities, including technology development, engineering design, pilot-scale demonstration, equipment development, construction and commissioning, and intellectual property development. Dr. Imran holds a Ph.D. in Chemical Engineering, with a professional focus on the rare earth sector. There are no family relationships between Dr. Imran and any director or executive officer of the Company, no transactions between Dr. Imran and the Company that would require disclosure under Item 404(a) of Regulation S-K, and no arrangement or understanding between Dr. Imran and any other person pursuant to which he was selected as Chief Operating Officer.

Under the COO Employment Agreement, Dr. Imran will receive: (i) an annual base salary of $475,000; (ii) eligibility for a short-term incentive with a target of 65% of base salary; (iii) eligibility for annual long-term incentive equity awards under the 2025 Plan with a target value of 125% of base salary, commencing in the first full fiscal year following the effective date; (iv) a one-time sign-on bonus of $1,000,000, subject to a 36-month pro-rated repayment obligation in the event of a voluntary resignation without Good Reason or termination for Cause; and (v) a one-time new-hire equity grant under the 2025 Plan with a target value of $100,000, vesting in three equal annual installments.

In the event of a termination without Cause or resignation for Good Reason, Dr. Imran is entitled to severance equal to 18 months of base salary, a pro-rated short-term incentive for the year of termination, and continued vesting of 50% of unvested time-based equity awards over the 18-month severance period. In the event of a termination without Cause or resignation for Good Reason within 12 months following a Change of Control, Dr. Imran is entitled to a lump-sum payment equal to 24 months of base salary plus one times the short-term incentive target, and full acceleration of all outstanding equity awards. The COO Employment Agreement also contains customary confidentiality, 12-month non-competition and non-solicitation, and intellectual property assignment provisions. The COO Employment Agreement is governed by the laws of the Province of Saskatchewan, Canada.

The foregoing summary of the COO Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the COO Employment Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Category
10.1	Form of Option Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2026).
10.2*#	Chief Financial Officer Consulting Agreement, dated June 24, 2026, between REalloys Inc. and Provenance Advisors Inc.
10.3*#	Employment Agreement, dated August 10, 2026, between REalloys Canada Inc. and Muhammad Imran.
10.4	General Release and Severance Agreement, dated June 24, 2026, between REalloys Inc. and Robert Winspear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2026).
10.5	Form of Securities Purchase Agreement, dated June 24, 2026, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2026).
10.6	Form of Registration Rights Agreement, dated June 24, 2026, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2026).
10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2026).
10.8	Rare Earth Product Offtake Agreement, dated May 18, 2026, between the Company and Critical Metals Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files of Financial Statements and Notes.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished herewith.

# Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K. The omitted information is indicated by "[***]."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALLOYS INC.

By: /s/ Leonard Sternheim
Leonard Sternheim
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Craig Cunningham
Craig Cunningham
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2026