Form 10-Q
period 2026-09-30
REALLOYS INC.
filed 2026-11-13
CIK 1567900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number 001-41051
_________________________
REALLOYS INC.
(Exact name of registrant as specified in its charter)
_________________________

Nevada	45-3598066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7000 W. Palmetto Park Rd., Suite 308 Boca Raton, FL	33433
(Address of Principal Executive Offices)	(Zip Code)
972-726-9203
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALOY	The Nasdaq Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer	x	Smaller reporting company	x

		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes o No x

The registrant had outstanding 69,666,671 shares of common stock as of November 8, 2026.

REalloys Inc. and Subsidiaries

Part I - Financial Information
Item 1. Financial Statements
REalloys Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$116,182	$2,824
Accounts receivable, net of allowance for credit losses of $0	2,307	730
Prepaid expenses	9,566	34,987
Other Receivables	200	-
Other Prepaid Expenses	$800	-
Total current assets	129,055	38,541

Non-current assets:
Goodwill	2,077	2,077
Intangible assets, net	1,281	1,316
Mineral Properties	50,532	50,532
Machinery and equipment, net	321	321
Construction in Progress	1,217	-
Noncurrent deposits on property and equipment	8,639	-
Noncurrent long-term supply prepayment	3,698	-
Operating lease right-of-use asset, net	553	602
Total non-current assets	68,318	54,848

Total assets	197,373	93,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	4,618	3,433
Accrued expenses, related party	880	610
Current portion of operating lease liabilities	69	2
Note payable, related party	44	94
SAFE liability, related party	-	1,320
SAFE liability	-	1,695
Total current liabilities	5,611	7,154

Non-current liabilities:
Contingent consideration	-	34,561
Deferred tax liability	13,644	13,644
Long-term debt	-	154
Long-term operating lease liabilities	485	536
Total non-current liabilities	14,129	48,895

Total liabilities	19,740	56,049

Mezzanine equity
Series C redeemable preferred stock, $0.001 par value; 15,000 shares authorized, 0 and 684 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	1,506

Stockholders’ equity
Series A preferred stock, $0.001 par value; 1,634,999 shares authorized, 1,634,999 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 69,418,931 and 49,293,557 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	69	12
Additional paid in capital	432,763	116,946
Accumulated deficit	(255,200)	(81,125)
Total Stockholders’ equity	177,633	35,834
Total liabilities and Stockholders’ equity	$197,373	$93,389
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Share and per share amounts have been retroactively restated to reflect the 0.4129 exchange ratio applied in the February 24, 2026 reverse recapitalization.

REalloys Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues	$413	$186	$1,923	$626
Operating expenses:
Cost of sales	263	168	890	387
Software development costs	-	-	68	-
General and administrative	30,263	27,289	151,719	29,213
Advertising and marketing	486	-	4,337	-
Depreciation and amortization	185	68	177	135
Total operating expenses	31,197	27,525	157,191	29,735

Loss from operations	(30,784)	(27,339)	(155,268)	(29,109)
	-	-
Interest expense	7	94	29	278
Change in fair value of contingent consideration	-	832	3,439	(480)
Deferred cash consideration late payment penalties	-	(2,677)	-	624
Impairment expense	-	-	6,394	-
Accretion of discount on issuance of Series C Preferred Stock	-	-	9,220	-
Other (income) expense, net	(252)	-	(275)	-
Total other expense	(245)	(1,751)	18,807	422

Net loss	(30,539)	(25,588)	(174,075)	(29,531)

Basic and diluted net loss per share	(0.44)	(0.58)	(2.83)	(0.75)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	69,050,348	44,490,419	61,527,891	39,501,673

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Share and per share amounts have been retroactively restated to reflect the 0.4129 exchange ratio applied in the February 24, 2026 reverse recapitalization.

REalloys Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) (Unaudited)
(In thousands, except share data)

Nine Months Ended September 30, 2026

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

Nine Months Ended September 30, 2026

	Series C Preferred Shares		Series A Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Reacquisition and cancellation of Series A preferred stock	-	-	(1,084,999)	(1)	-	-	55	-	54
Stock-based compensation expense	-	-	-	-	-	-	30,398	-	30,398
Exercise of stock options	-	-	-	-	-	-	-	-	-
Capital contribution for imputed interest	-	-	-	-	-	-	2	-	2
Net loss — Q2 2026	-	-	-	-	-	-	-	(36,818)	(36,818)
Balances, June 30, 2026	-	$-	1,634,999	1	68,782,077	$68	$415,196	$(224,661)	$190,604
Issuance of common stock for previously recognized awards	-	-	-	-	636,854	1	(1)	-	-
Stock-based compensation expense	-	-	-	-	-	-	17,444	-	17,444
Capital contribution for imputed interest	-	-	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	-	-	(30,539)	(30,539)
Conversion of Series C preferred stock: accrued dividends extinguished	-	-	-	-	-	-	122		122
Balances, September 30, 2026	-	$-	1,634,999	$1	69,418,931	$69	$432,763	$(255,200)	$177,633

Nine Months Ended September 30, 2025

	Series C Preferred Shares		Series A Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2024	-	-	-	-	76,500,000	8	213	(5,449)	(5,228)
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

Retroactive application of recapitalization	-	-	-	-	(44,913,150)	24	(24)	-	-
Adjusted balances, as of December 31, 2024	-	-	-	-	31,586,850	32	189	(5,449)	(5,228)
Issuance of common stock for acquisition of business	-	-	-	-	5,780,600	6	4,833	-	6
Issuance of preferred stock and common stock for cash	413	-	-	-	2,064,500	2	769	-	771
Issuance of common shares for services	-	-	-	-	1,858,050	-	-	-	-
Imputed interest treated as a capital contribution	-	-	-	-	-	-	91	-	91
Net loss	-	-	-	-	-	-	-	(1,742)	(1,742)
Balances as of March 31, 2025	413	$-	-	-	41,290,000	$40	$5,882	$(7,191)	$(1,269)

Imputed interest treated as a capital contribution	-	-	-	-	-	-	91	-	91
Net loss	-	-	-	-	-	-	-	(2,200)	(2,200)
Balances, June 30, 2025	413	$-	-	$-	41,290,000	$40	$5,973	$(9,391)	$(3,378)
Issuance of preferred and common stock (cash and settlement of deferred cash consideration)	271	$1,398			795,600	$1	10,403	-	$10,404
Issuance of common shares for services					1,599,988	$2	19,373	-	$19,375
Issuance of common shares for services – fixed					3,129,782	$3	37,222	-	$37,225
Dividends accrued on preferred stock							-	(61)	$(61)
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

Imputed interest treated as a capital contribution							90	-	$90
Net loss							-	(25,588)	$(25,588)
Balances, September 30, 2025	684	$1,398	-	$-	46,815,370	$46	$73,061	$(35,040)	$38,067
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

REalloys Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
	(unaudited)	(unaudited)

Net loss	$(174,075)	$(29,531)

Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense	7	272
Change in operating lease ROU assets	66	32
Depreciation and amortization expense	177	135
Accretion of discount on preferred stock	9,220	-
Stock-based compensation expense	139,179	25,893
Deferred cash consideration penalty	-	624
Change in fair value of contingent consideration	3,439	(480)
Impairment of investment	6,394	-

Change in operating assets and liabilities:
Prepaid expenses	(1,084)	-
Advances to SRC	(5,756)	-
Accounts payable and accrued expenses	1,022	119
Unearned subscriptions	(108)	-
Accounts receivable	(1,578)	(530)
Operating lease liability & Other	(334)	835
Net cash used in operating activities	(23,431)	(2,631)

Cash flows from investing activities
Cash acquired in reverse recapitalization, net of deconsolidation	330	-
Capital deposits and construction in progress	(8,798)	-
Purchase of machinery and equipment	(60)	(53)
Net cash used in investing activities	(8,528)	(53)

Cash flows from financing activities
Proceeds from notes payable	-	140
Payment of long-term debt	-	(17)
Proceeds from notes payable, related party	245	200
Payment of notes payable, related party	(50)	(1,300)
Proceeds from SAFE Liability	-	195
Payment of deferred cash consideration	-	(139)
Proceeds from share subscription liability	-	100
Proceeds from issuance of Series C Preferred Stock	2,600	-
Proceeds from issuance of common stock	142,522	3,665
Net cash provided by financing activities	145,317	2,844

Net increase in cash and restricted cash	113,358	160
Cash and restricted cash, beginning of period	2,824	113
Cash and restricted cash, end of period	116,182	273

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for income tax	-	-

Supplemental disclosures of non-cash investing and financing activities:

Acquisition of a business	-	$3,545
SAFE liabilities converted to equity	3,015	$-
Special Warrants converted to equity	38,000	$-
Net assets acquired in recapitalization, net of deconsolidation	6,228	$-
Conversion of Series C Preferred Stock	13,326	-
Issuance of common shares for services	13,830	30,707
Accrued Series C dividends reclassified to additional paid-in capital	122	-
Project deposits transferred to construction in progress	1,217	-
Deferred cash consideration settled in equity	-	7,730
Warrant liability reclassified to equity	-	30
Dividends accrued on preferred stock	-	61
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Share and per share amounts have been retroactively restated to reflect the 0.4129 exchange ratio applied in the February 24, 2026 reverse recapitalization.

REalloys Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except as noted and share and per share amounts)

Note 1 – Description of Business and Basis of Presentation

Description of Business

REalloys Inc. (the “Company” or “REalloys”) is a development-stage company building a North American integrated rare earth to high-performance neodymium iron boron (“NdFeB”) magnet materials and magnet supply chain focused on meeting the demands of the protected markets of the United States, which includes the U.S. National Defense Stockpiles (“NDS”), Defense Industrial Base (“DIB”), Nuclear Industrial Base (“NIB”), robotics, electric aviation, and critical infrastructure industries. The Company trades on The Nasdaq Capital Market under the ticker symbol “ALOY.”

The Company has adopted a structured approach to building its North American rare earth to high-performance NdFeB magnet materials and magnet supply chain through producing magnet materials and magnets that meet the performance requirements of US Protected Markets clients and building capacity to meet the demand of US Protected Market clients on a timetable to meet such demand

In line with this strategy, the Company initially acquired 100% of Strategic Metals Development Inc. on May 29, 2024, which owns 100% of the Hoidas Lake Rare Earth Element Project in Saskatchewan, Canada, which comprises 14 contiguous mineral claims totaling 12,522 hectares. The Company believes that the Hoidas Lake project has the potential to be a long-term North American source of rare earth materials as a primary feedstock for its magnet materials and integrated supply chain.

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

Reverse Recapitalization

On February 24, 2026, the Company completed a reverse recapitalization transaction with Blackboxstocks Inc. (“Blackbox”) in which REalloys was determined to be the accounting acquirer. See Note 4 – Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc. The Company’s common stock commenced trading on The Nasdaq Capital Market under the symbol “ALOY” on February 25, 2026.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC applicable to interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The unaudited Condensed Consolidated Financial Statements include the accounts of REalloys Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Blackbox.io, Inc. (“Blackbox.io”) was a consolidated subsidiary from February 25, 2026, through May 5, 2026, and was deconsolidated effective May 5, 2026. The results of operations are included in the Company’s consolidated results for that period only. See Note 4 – Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc.

Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Current Report on Form 8-K/A filed on May 12, 2026, and in Blackbox’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2 – Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the audited financial statements included in the Company’s Current Report on Form 8-K/A filed on May 12, 2026 (amending the Current Report on Form 8-K filed on February 25, 2026), and in Blackbox’s Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated by reference into such Current Reports. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, except as described below.

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

The accounting for payments under the Saskatchewan Research Council (SRC) arrangements requires judgment in determining the nature of the underlying goods or services procured and received. Areas of judgment include whether the agreements should be accounted for separately or together, whether the arrangements contain a lease, whether funding for assets to which the Company does not hold title gives rise to an asset, the useful life of equipment, including equipment associated with the Pilot, whether such equipment or materials have alternative future use, and whether costs are directly attributable to preparing any long-lived asset for its intended use, and the classification of payments to SRC in the statement of cash flows. See Note 5 – Prepaid Expenses and Project Deposits.

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

As of March 31, 2026, restricted cash was $7.5 million and consisted of deposits received from prospective investors in connection with potential investment transactions. These deposits were subject to contractual conditions and were therefore not available for use in the Company’s operations. In April 2026, following a joint decision by the Company and the prospective investors not to proceed with the potential investments, the Company returned the full $7.5 million of restricted cash to the investors. There was no restricted cash balance as of September 30, 2026, or December 31, 2025.

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

Note 3 – Going Concern

In the Company’s previously issued interim financial statements for the period ended September 30, 2025, management concluded that substantial doubt existed about the Company’s ability to continue as a going concern. In connection with the preparation of the Company’s issued Audited Consolidated Financial Statements for the year ended December 31, 2025, management reevaluated the Company’s liquidity position in accordance with ASC 205-40. The Company completed a public offering on March 9, 2026, generating net proceeds of approximately $46.8 million. Management performed the ASC 205-40 assessment by comparing projected baseline cash requirements for the twelve months following the issuance date against available liquidity. Baseline obligations (operating costs, lease payments, and contractual commitments that cannot be deferred or eliminated) were estimated to be substantially below the available liquidity. Expenditures under the SRC agreements represent discretionary project spend capable of being sequenced or financed separately and were excluded from the baseline analysis. Based on this assessment, management concluded that substantial doubt about the Company’s ability to continue as a going concern did not exist. On June 26, 2026, the Company completed a private placement of common shares generating net proceeds of approximately $95.4 million. There has been no deterioration in the circumstances or the assessment of the Company’s ability to continue as a going concern in the preparation of these interim condensed consolidated financial statements.

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

Investment in EVTEC Holdings Group Limited

The Company held an investment in EVTEC Holdings Group Limited investment (“EVTEC”), a private UK-based automotive components manufacturer, acquired through the February 24, 2026, reverse recapitalization with Blackbox.

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

The investment was held by Blackbox.io, Inc. and was derecognized on May 5, 2026, as part of the assets removed from the consolidated balance sheet following the loss-of-control over a subsidiary event described below. The carrying value on the date of derecognition was $2.0 million. No additional impairment was recognized in the three months ended September 30, 2026, and the Company held no investment in EVTEC as of September 30, 2026. Investments were $0 on the condensed consolidated balance sheets at both September 30, 2026, and December 31, 2025.

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

Each share of Blackbox.io Series A Preferred Stock carries 100 votes per share and votes with the common stock as a single class. Following the transfer, Mr. Kepler holds a majority of the voting power of Blackbox.io. The Company concluded that it no longer has the ability to elect or remove directors or otherwise direct the activities that most significantly affect Blackbox.io’s economic performance and, accordingly, deconsolidated Blackbox.io effective May 5, 2026, in accordance with ASC 810-10-40. The Company retains a common stock interest in Blackbox.io representing a non-controlling minority voting interest.

Upon deconsolidation the Company derecognized the assets and liabilities of Blackbox.io, including cash of $0.07 million and the $2 million carrying value of the investment in EVTEC described above. Blackbox.io was in a net liability position and the aggregate carrying amount of the net liabilities derecognized was $0.05 million.

The consideration received consisted of 1,084,999 shares of the Company’s own Series A Convertible Preferred Stock, which were reacquired and cancelled. The fair value of those shares on May 5, 2026, was determined to be nominal, reflecting the conversion cap and leak-out provisions in Section 4 of the Option Agreement and the $1.00 aggregate consideration at which 1,634,999 shares of the same class changed hands between unrelated third parties on the same date. The Company retained 3,226,145 shares of Blackbox.io common stock representing a non-controlling minority voting interest. No value was ascribed to the retained interest, reflecting Blackbox.io’s net liability position.

Mr. Kepler was an officer and director of Blackbox at the time when the Option Agreement was entered, and an officer and director of Blackbox.io while it was under the Company’s control, through the Option Exercise date. The exchange was accounted for as a related party transaction and therefore, no gain or loss was recognized in the condensed consolidated statements of operations, and the $0.05 million net effect was recorded as an increase to additional paid-in capital. See Note 8 - Stockholders’ Equity.

The retained common stock interest in Blackbox.io is accounted for under the measurement alternative of ASC 321 for equity securities without a readily determinable fair value, at cost less impairment, adjusted for observable price changes. Its carrying value was nil at September 30, 2026, and it is not separately presented on the condensed consolidated balance sheet.

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

Note 5 – Prepaid Expenses and Project Deposits

Prepaid expenses and project deposits consist primarily of the unamortized value of consulting service agreements settled through issuance of common stock and advance payments to the Saskatchewan Research Council (“SRC”) under the Company’s SRC arrangements. Under stock-based consulting arrangements, the grant-date fair value of common shares issued for future services is recorded as a prepaid asset and amortized over the applicable service period in accordance with ASC 718.

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

During the nine months ended September 30, 2026, the Company paid aggregate advances to SRC of $16.5 million. Of the aggregate advances, $13.3 million remained recorded as prepaid expenses, project deposits and the SRC supply-access rights at September 30, 2026, $1.2 million was reclassified to construction in progress during the nine months ended September 30, 2026 upon the Company obtaining control of identifiable equipment and directly attributable costs qualifying for capitalization, and $2.0 million was recognized in research and project development expense. See Note 11 – Commitments and Contingencies.

The Pilot project is intended to support pilot-scale process development and validation activities. The pilot process and related pilot equipment are expected to provide the technical information necessary to determine processing specifications, equipment configuration, operating parameters, and other requirements for the Company’s planned commercial-scale metallization facility. Amounts paid relating to the Pilot are capitalized as construction in progress when the Company receives or obtains control of identifiable equipment that has an alternative future use, such as general-purpose equipment that can be redeployed after the Pilot. Pilot equipment without an alternative future use is expensed as research and development cost when acquired. Other Pilot costs that do not qualify for capitalization, such as process validation, sample production, and other technical services, are expensed as incurred.

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

The Company funds upgrades to SRC’s existing Rare Earth Processing Facility. The upgrades include expanded solvent extraction, precipitation and calcination circuits, and four new NdPr metallization units, and are intended to increase throughput of NdPr, dysprosium, and terbium oxides to support the Company’s future supply of processed rare earth materials. Title to the upgraded equipment and facilities, and to any related intellectual property, remains with SRC and does not transfer to the Company. Accordingly, amounts paid under the REPF Upgrade are not recognized as property and equipment. The consideration the Company received for payments described under the REPF Upgrade is SRC entering into the supply agreement. Accordingly, the two agreements are accounted for together. The Company records the funding under the REPF Upgrade as a non-current long-term supply prepayment (the “SRC supply-access right”), which will be recognized as expense over future deliveries secured under the Supply Agreement through its March 30, 2032, term. If SRC terminates, the REPF Upgrade provides for repayment of a declining percentage of the funding based on the deliveries received under the Supply Agreement. The Company assesses the supply-access right for recoverability each reporting period. No amount of the REPF Upgrade funding has been expensed.

At September 30, 2026, the SRC supply-access right and deposits on property and equipment are presented as non-current assets because they will be realized through deliveries under the supply agreement and through the construction of property and equipment over periods extending beyond twelve months. In the statement of cash flows, payments for property and equipment the Company will own, consisting of the commercial-scale metallization facility and capitalized Pilot equipment, are presented as investing activities. Payments under the REPF Upgrade, payments for Pilot research and development services and feedstock, and payments under the oxide purchase agreement are presented as operating activities.

The agreements are time-and-materials arrangements, and total costs, timing, and scope remain subject to SRC work programs, procurement, technical results, and the Company’s approval of future expenditures. The Company has not recognized a liability for future amounts that may become payable under the arrangements because such amounts relate to future goods, services, or construction activities that had not been received or incurred as of September 30, 2026.

The following table presents prepaid expenses and project deposits as of September 30, 2026, and December 31, 2025 (in thousands).

	September 30, 2026 ($)	December 31, 2025 ($)
Equity-based consulting prepaid (shares-for-services)	$8,255	$34,987
Saskatchewan Research Council advance payments	13,337	-

Advertising and marketing prepaid	135	-
Professional fees and other prepaid	1,176	-
Total prepaid expenses and project deposits	$22,903	$34,987

The following table summarizes the activity of project deposits for the nine months ended September 30, 2026.
Project Deposits — Activity for the Nine Months Ended September 30, 2026 (amounts in thousands):

	Balance at December 31, 2025	Advances	Transferred to construction in progress	Recognized in expense	Balance at September 30, 2026
Pilot HREE Metallization	$-	$3,232	$(428)	$(1,746)	$1,058
Commercial HREE Metallization	-	8,370	(789)	-	7,581
SRC REPF Upgrade	-	3,698	-	-	3,698
Oxide Purchase Agreement	-	800	-	-	800
Feasibility Study	-	211	-	(211)	-
Unapplied cash held by SRC	-	200	-	-	200
Total project deposits	$-	$16,511	$(1,217)	$(1,957)	$13,337

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

During the nine months ended September 30, 2026, $1.2 million was reclassified from project deposits to construction in progress, of which $0.2 million was reclassified during the three months ended September 30, 2026, as the Company has received or otherwise obtained control of identifiable equipment related to its SRC arrangements. Construction in progress at September 30, 2026 consists of $0.8 million related to the commercial-scale metallization facility, $0.4 million related to pilot equipment. Amounts funded under the REPF Upgrade are not recorded as construction in progress as title to the upgraded assets remains with SRC. Construction in progress is not depreciated until the related assets are placed in service. See Note 5 – Prepaid Expenses and Project Deposits.

As of September 30, 2026, no impairment indicators were identified with respect to mineral properties, machinery and equipment, and construction in progress assets.

Machinery and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Construction in progress represents costs incurred on assets not yet placed in service and is not depreciated. The Company evaluates mineral properties and machinery and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Mineral properties and machinery and equipment were $52.1 million and $50.9 million as of September 30, 2026, and December 31, 2025, respectively.

The following table presents mineral properties, machinery and equipment, and construction in progress as of September 30, 2026, and December 31, 2025 (in thousands)

	September 30, 2026 ($)	December 31, 2025 ($)
Mineral properties	$50,532	$50,532
Machinery and equipment	712	655
Construction in Progress	1,217	-
Less: Accumulated depreciation	(391)	(334)
Total mineral properties, machinery and equipment, and construction in progress	$52,070	$50,853

Note 7 – Accounts payable and accrued expenses
Accounts payable and accrued expenses consist primarily of accrued professional fees, including legal, accounting, and consulting services, as well as other general and administrative liabilities incurred in the normal course of business. Accrued liabilities were $4.6 million and $3.4 million as of September 30, 2026, and December 31, 2025, respectively.
Note 8 – Stockholders' Equity (Deficit)

Common Stock
The Company is authorized to issue 350,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2026, and December 31, 2025, there were 69,418,931 and 49,293,557 shares of common stock issued and outstanding, respectively.

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

Shares Committed and Not Yet Issued

During the three months ended September 30, 2026, the Company issued 616,854 shares of common stock under share-settled consulting arrangements entered into during 2026, and 20,000 shares under the executive separation agreement described in Note 12 – Related Party Transactions. As of September 30, 2026, 247,740 shares of common stock under a settlement agreement entered into during 2026 had not been issued. The grant-date fair value of $3.0 million was recorded as a Shares for Services prepaid with a corresponding credit to additional paid-in capital at the grant date. The Company recognizes the related expense on a straight-line basis over each service period. Expense of $0.4 million and $3.0 million was recognized for the three and nine months ended September 30, 2026. The shares were not issued as of September 30, 2026, and are excluded from the 69,418,931 shares of common stock issued and outstanding at that date. Upon issuance, the Company will reclassify the par value of those shares from additional paid-in capital to common stock. The reclassification will have no effect on total stockholders' equity, and no additional cost will be recognized. The shares will enter the weighted-average common shares outstanding from the date of issuance. See Note 9 – Stock-Based Compensation and Note 15 – Subsequent Events.

Series A Preferred Stock

Shares of the Series A Convertible Preferred Stock (the “Series A Stock”) rank pari passu with the Company’s Common Stock with respect to dividend and liquidation rights. Additionally, each share entitles the holder to 100 votes on matters submitted to Company stockholders. As of September 30, 2026 there were 1,634,999 shares of Series A Stock outstanding all of which are held by Leonard Sternheim, the Company’s Chief Executive Officer and Executive Director.

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

As a result of these transactions, Mr. Sternheim beneficially owns all outstanding shares of Series A Convertible Preferred Stock and controls a majority of the aggregate voting power of the Company’s outstanding capital stock. The Company therefore meets the definition of a “controlled company” within the meaning of Nasdaq Listing Rule 5615(c). The Company does not currently intend to rely on the controlled company exemptions and intends to continue to maintain a majority-independent Board of Directors and fully independent Audit, Compensation, and Nominating and Corporate Governance Committees.

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

Immediately prior to the reverse recapitalization, there were 12,000,000 RSUs and 5,500,000 RPSUs (1,375,000 market-based RPSUs and 4,125,000 performance-based RPSUs) outstanding, all granted to the CEO of then Private REalloys Inc., now Public REalloys Inc. As a result of applying the 0.4129 exchange ratio, and the modification terms of these awards under the 2025 incentive plan, the awards converted into 3,305,785 RSUs and 1,135,920 RPSUs over Public REalloys Inc. common stock, which are included in the stock-based compensation tables presented below. The RPSUs include anti-dilution features that may increase the number of shares issued following a vesting event.

On February 24, 2026, the Company granted 3,509,650 restricted stock units to its directors and officers under the 2025 Plan, with a grant-date fair value of $18.15 per unit and an aggregate grant-date fair value of $63.7 million. The awards vest 50% on grant, 25% on the first anniversary and 25% on the second anniversary.

Also, in connection with the reverse recapitalization, the Company assumed outstanding stock options of Blackboxstocks Inc. All such options were fully vested as of the closing date of the transaction and, accordingly, no future service was required from the holders after the closing date. As a result, the assumed options do not give rise to post‑transaction stock‑based compensation expense and are not included in the Company’s share‑based compensation expense for the three and nine months ended September 30, 2026. These assumed options are reflected within equity. See Note 8– Stockholders’ Equity (Deficit).

The following table summarized the number of stock-based awards granted by the Company and the weighted-average grant date fair value per unit for the nine-month periods ended September 30, 2026, and 2025, respectively:

	September 30, 2026		September 30, 2025
		Weighted-		Weighted-
	Stock-Based	Average	Stock-Based	Average
	Awards	Grant	Awards	Grant
	Granted	Price	Granted	Price
Restricted stock units	3,653,079	$17.96	-	$-
	3,653,079		-

The following tables show stock-based compensation expense by award type (in thousands):

	Three months Ended		Nine months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stock awards - non Director, Officer, Employee	10,824	25,893	40,336	25,893
Restricted stock units	13,680	-	92,962	-
Restricted Performance share units	815	-	5,881	-
Total stock-based compensation expense	$25,319	$25,893	$139,179	$25,893

As of September 30, 2026, total unrecognized Director and Officer stock-based compensation expense, net of estimated forfeitures, related to non-vested equity awards was $38.9 million, which is expected to be recognized over a weighted-average period of 2.02 years.
RSU, Market-based RPSU and Performance-based RPSU Awards

The Company granted 3,653,079 and 0 restricted stock units to certain of its Directors and Officers for the nine-month periods ended September 30, 2026, and 2025, respectively.

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

In addition, Mr. Sternheim holds 568,182 (378,788 unvested) restricted performance stock units with non-market-based performance metrics (performance-based restricted stock units) that vest upon achievement of specified milestones, including: a qualifying strategic offtake or processing agreement, generating $50.0 million in revenue, or raising $100.0 million in capital. On vesting, each of Mr. Sternheim’s four RPSU awards converts to common shares equal to 2.5% of the number of issued and outstanding common shares.

The following table summarizes the activity related to the Company’s RSU awards during the period presented:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of January 1, 2026	12,000,000	$5.00
Converted in reverse recapitalization	3,305,785	18.15
Granted	3,653,079	17.96
Vested	(3,482,114)	18.06
Cancelled/Forfeited	-	-
Nonvested as of September 30, 2026	3,476,750	$18.04

The following table summarizes the activity related to the Company’s market-based RSU awards:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2026	1,375,000	$8.35
Converted in reverse recapitalization	567,738	20.22
Granted	-	-
Vested	-	-
Cancelled/Forfeited	-	-
Nonvested as of September 30, 2026	567,738	$20.22

The following table summarizes the activity related to the Company’s performance-based RSU awards:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2026	4,125,000	$5.00
Converted in reverse recapitalization	568,182	18.15
Granted	-	-
Vested	(189,394)	-
Cancelled/Forfeited	-	-
Nonvested as of September 30, 2026	378,788	$18.15

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

For the nine months ended September 30, 2026, non-Director-Officer stock-based compensation expense was $40.3 million.

Note 10 – Fair Value Measurements
The Company measures certain financial liabilities at fair value on a recurring basis, including contingent consideration and certain warrant liabilities. These liabilities are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. All such liabilities were settled or converted to equity prior to September 30, 2026. Accordingly, the Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2026.
Changes in the fair value of these liabilities are recognized in the condensed consolidated statements of operations.
Derivative Instruments

The Company’s derivative instruments pertained to the acquisition-related contingent consideration in the form of special warrants (the “Special Warrants”) issued by the Company on May 29, 2024 (the “Issuance Date”). The Special Warrants automatically converted into $38.0 million of the Company’s common shares upon completion of a liquidity event (as defined in the share purchase agreement). Prior to conversion, the liability was measured at fair value on a recurring basis using the probability-weighted expected return method (“PWERM”), a Level 3 measurement. Key assumptions at December 31, 2025, included liquidity event timing of February 2026 and March 2026, weighted at 80% and 15%, discount rates of 3.66% and 3.60%, and discounts for lack of marketability of 3.7% and 5.7%.

The February 2026 merger with Blackbox constituted a liquidity event. Immediately prior to conversion, the carrying value of the Special Warrant liability was adjusted from $34.6 million to the contractual conversion amount of $38.0 million, resulting in a fair value loss of $3.4 million recorded in earnings. The Special Warrants converted into 2,093,664 common shares of the Company on February 24, 2026, and the $38.0 million liability was derecognized with an offsetting credit to additional paid-in capital. As of September 30, 2026 and December 31, 2025, the fair value of the Special Warrant liability was $0 and $34.6 million, respectively.

The conversion occurred during the three months ended March 31, 2026, and there was no Level 3 activity during the three months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company recorded no change in fair value of the contingent consideration and a change in fair value of $3.4 million (loss), respectively. During the three and nine months ended September 30, 2025, the Company recorded a change in fair value of $0.8 million (loss) and $0.5 million (gain), respectively.

The following table sets forth a summary of changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2026 (in thousands):

Balance as of December 31, 2025	$34,561
Change in fair value	3,439
Conversion to equity upon liquidity event	(38,000)
Balance as of March 31, 2026	-
Change in fair value	-
Balance as of June 30, 2026	-
Change in fair value	-
Balance as of September 30, 2026	$-

The following table sets forth a summary of changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2025 (in thousands):

Balance as of December 31, 2024	$29,364
Change in fair value	784
Balance as of March 31, 2025	30,148
Change in fair value	(2,096)
Balance as of June 30, 2025	28,052
Change in fair value	832
Balance as of September 30, 2025	$28,884

Note 11 – Commitments and Contingencies
The Company may be subject to claims and contingencies in the normal course of business. As of September 30, 2026, the Company is not aware of, and has not recorded any expenses related to, any material legal proceedings requiring disclosure.

Details of the Company’s other commitments are as follows:

Operating Leases (In thousands)

Right-of-Use Assets and Lease Liabilities	September 30, 2026 ($)	December 31, 2025 ($)
ROU lease asset, net	$553	$602
Lease liability, current	69	2
Lease liability, long-term	485	536
Total lease liability	$554	$538

SRC Commitments

On November 20, 2025, the Company executed three development agreements with SRC covering the pilot-scale metallization process, the commercial-scale metallization facility and the upgrade of SRC’s existing Rare Earth Processing Facility. See Note 5 – Prepaid Expenses and Project Deposits for additional details. The Company currently anticipates that, subject in all cases to progress, scope refinement, and the Company’s ongoing approval, it may advance the following in relation to the SRC arrangements. The agreements are time-and-materials arrangements and estimates for the commercial-scale facility and the REPF Upgrade are subject to a stated range of plus or minus 50%:

Total SRC Commitments as of September 30, 2026 (In thousands)

Agreement	Advances	Total Commitments	Remaining Commitments
Pilot HREE Metallization	$3,232	$10,492	$7,260
Commercial HREE Metallization	8,370	40,219	31,849
SRC REPF Upgrade	3,698	20,615	16,917
Total	$15,300	$71,326	$56,026

SRC Commitments - before payments - by Year (In thousands)
Agreement	2026 ($)	2027 ($)	2028 ($)	Total
Pilot HREE Metallization	$4,973	$5,519	$-	$10,492
Commercial HREE Metallization	22,833	15,474	1,912	40,219
SRC REPF Upgrade	6,530	7,968	6,117	20,615
Total	$34,336	$28,961	$8,029	$71,326

Of the $34.3 million anticipated for 2026, $15.3 million had been advanced as of September 30, 2026. The table above excludes the supply arrangement described below.

Concurrently, the Company entered into a long-term supply arrangement with SRC pursuant to which SRC will supply the Company with rare earth oxide and metal products produced using the expanded processing capabilities. In consideration of the Company’s funding of the REPF Upgrade, the Company is entitled to priority off-take rights, including an allocation of approximately 80% of the forecast production of NdPr metal and dysprosium and terbium oxides at the existing Rare Earth Processing Facility and a right of first refusal on uncommitted volumes. Products are purchased at SRC’s cost of production plus an agreed margin at reasonable commercial rates, subject to customary adjustments and applicable taxes. The initial term ends on March 30, 2032. The supply arrangement includes delivery and force majeure provisions, an illustrative 2027–2031 production schedule, take-or-pay provisions that apply to quantities scheduled under the agreement, and a purchase-money security interest in favor of SRC over delivered product until paid. No delivery schedules or annual quantities had been set as of September 30, 2026. Accordingly, the Company had no quantifiable unconditional purchase obligation under the supply arrangement at that date.

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

Contingent Value Rights Agreement

Pursuant to the Merger with Blackbox, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”). The CVR Agreement provides that each share of Blackbox Common Stock held by stockholders immediately prior to the Merger’s closing will receive a dividend of one contingent value right (“CVR”) entitling such holders to receive, in connection with certain transactions involving Blackbox.io, (a “CVR Transaction”), an amount equal to the net proceeds received by the Company at the closing of such transaction. A CVR Transaction is generally a transaction pursuant to which (i) Blackbox.io grants, sells, licenses or otherwise transfers some or all of the rights to the Blackbox.io assets, or other monetizing event of all or any part of the Blackbox.io assets and (ii) the Company receives or Blackbox.io determines to distribute net proceeds from such transaction as a dividend to its stockholders.

The CVR payment obligations will expire February 24, 2028. The CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. There is no guarantee that any CVR Transaction or payment pursuant thereto will be earned and no amounts were known to be or probable of being payable under the agreement at September 30, 2026. Blackbox.io ceased to be a subsidiary of the Company on May 5, 2026, and the Company does not control whether a CVR Transaction occurs. See
Note 4 – Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc.

Note 12 – Related Party Transactions
Note Payable - Isaac Sternheim

On June 3, 2024, the Company entered into a promissory note agreement with a then 4.9% stockholder of the Company, who is also related to the Co-founder, CEO & Director of the Company (the “Lender”), for the principal amount of $2.0 million, due upon the earlier of (i) January 31, 2026, and (ii) within two business days of the receipt by the Company of financing in excess of $10.0 million. The note bears no stated interest rate.
The $10.0 million financing threshold was triggered upon closing of the March 9, 2026, public offering; accordingly, the outstanding balance is presented as current. The Company made a repayment of $50 on February 3, 2026, resulting in a balance of $44 at September 30, 2026.

As a related party debt instrument with no stated interest charge, the Company records imputed interest at an estimated market rate of 18% per annum. The Company recorded imputed interest of approximately $400 for the year ended December 31, 2025, and approximately $2 for the three months ended September 30, 2026, and $7 for the nine months ended September 30, 2026. Imputed interest is recorded as interest expense with a corresponding increase to additional paid-in capital.

Note Payable — Isaac Sternheim (in thousands)	Amount ($)
Balance, December 31, 2025	$94
Repayment — February 3, 2026	(50)
Balance, September 30, 2026	$44

Employment Contract - PMTCM

In connection with the acquisition of PMTCM, the Company assumed an employment contract with Andrew Sherman, the Chief Executive Officer of PMTCM and a significant shareholder of the Company. Pursuant to the employment agreement, Mr. Sherman is entitled to a one-time acquisition bonus of $250 thousand and a base salary of $30 thousand per month. No amounts have been paid to date. As of September 30, 2026, and December 31, 2025, the accrued liability related to Mr. Sherman’s employment contract was $0.88 million and $0.61 million, respectively.

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

Amounts paid under that arrangement were $0.16 million for the three months ended September 30, 2026, and $0.51 million for the nine months ended September 30, 2026. Included in those amounts are $0.04 million and $0.09 million, respectively, for general information technology services provided to the Company by Provenance Advisors Inc.

Executive Separation

On June 24, 2026, the Board of Directors approved a Separation Agreement with Robert Winspear, under which his employment as Chief Financial Officer ceased effective the same date. The agreement provided for cash payments to

Mr. Winspear or on his behalf of $0.36 million, consisting of severance payment and certain severance related personal income and employment taxes obligations. Additionally, the Company granted an equity award of 20,000 fully vested, restricted shares of common stock subject to a lock-up, with a grant date fair value of $0.33 million. The Company recognized $0.71 million, the full cost of the arrangement in the three months ended June 30, 2026, and no further cost was recognized in the three months ended September 30, 2026. The 20,000 shares were issued on August 11, 2026, and are included in shares outstanding as of September 30, 2026. See Note 8 – Stockholders’ Equity (Deficit).

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
Note 4 – Blackbox Reverse Recapitalization and Deconsolidation of Blackbox.io, Inc.

Note 14 – Loss per Share
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings or loss per common share to the weighted-average common shares outstanding used in the calculation of diluted earnings or loss per common share:

	Three months		Nine months
	ended		ended
In thousands, except per share data	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Numerator:
Net loss	$(30,539)	$(25,588)	(174,075)	(29,531)
Less: Preferred stock dividends accrued	-	-	-	-
Net income available to common stockholders	(30,539)	(25,588)	(174,075)	(29,531)
Numerator for basic and diluted EPS	$(30,539)	$(25,588)	(174,075)	$(29,531)

Denominator:
Weighted-average common shares outstanding	69,050,348	44,490,419	61,527,891	39,501,673
Diluted weighted-average common shares outstanding	69,050,348	44,490,419	61,527,891	39,501,673

Weighted-average preferred shares outstanding	1,634,999	601	1,683,059	378

Earnings (loss) per share:
Basic	$(0.44)	$(0.58)	$(2.83)	$(0.75)
Diluted	$(0.44)	$(0.58)	$(2.83)	$(0.75)
Excluded Securities: Warrants and options to purchase 2,164,745 and 61,375 shares of common stock, 3,476,750 restricted share units, 567,738 restricted market-based share units, and 378,788 restricted performance share units, and 1,634,999 shares of Series A Preferred Stock were outstanding as of September 30, 2026, but were not included in the computation of diluted EPS because they were anti-dilutive.

Note 15 – Subsequent Events
The Company has evaluated subsequent events from October 1, 2026, through November 13, 2026, the date the financial statements were issued. The following events are disclosed in accordance with ASC 855, Subsequent Events.
U.S. Army Enhanced Use Lease Opportunity, Tooele Army Depot

On November 3, 2026, the Company announced that it and the U.S. Department of the Army (the “Army”) had executed a term sheet setting out the principal commercial terms for a potential Enhanced Use Lease (“EUL”) to develop a heavy rare earth processing facility on approximately 200 acres at Tooele Army Depot in Utah. The term sheet follows the Army's June 25, 2026 selection of the Company for exclusive negotiations under the Army's Strategic Capital Initiatives. Other than certain customary provisions, the term sheet is non-binding.

Under the proposed terms, the Company would develop, finance, build, operate and ultimately decommission the facility, and the United States would retain title to the land. The term sheet contemplates:

•an initial lease term of 50 years, with one 25-year renewal option subject to conditions, including Army consent;

•annual base rent at fair market value beginning at lease commencement, plus participation rent beginning at commercial operations, with terms to be agreed in the EUL; and

•an Army right of first offer to purchase product from the facility, subject to applicable federal law and procurement requirements, without any obligation to purchase.

Execution of a definitive EUL remains subject to conditions. These include agreement on the rent payments, Army acceptance of the Company's development plan, completion of environmental reviews and permitting, a foreign ownership, control or influence review, project financing, approval by the Company's Board of Directors, and applicable Army determinations and Congressional notifications. If the conditions are not satisfied or waived within 18 months, either party may terminate the term sheet. There can be no assurance that a definitive EUL will be executed.

Issuance of Committed Shares

In October 2026, the Company issued 247,740 shares of common stock under a settlement agreement entered into during 2026. The shares were committed but not issued as of September 30, 2026, and their grant-date fair value of $3.0 million was recognized in full during the nine months ended September 30, 2026. No additional cost will be recognized on issuance. See Note 8 – Stockholders’ Equity (Deficit).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Current Report on Form 8-K/A filed on May 12, 2026, and in Blackbox’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part II. Item 1A. Risk Factors” and elsewhere in this Form 10-Q, “Part I. Item 1A. Risk Factors” and elsewhere in our Form 10-K, “Part I. Item 1A Risk Factors” and elsewhere in our Form S-4 (File No. 333-286507). See also “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, as well as oral statements made by the Company from time to time, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers can identify these forward-looking statements by our use of the words “expects,” “anticipates,” “estimates,” “potential,” “believes,” “projects,” “intends,” “plans,” “aims,” “will,” “may,” “shall,” “could,” “should,” “opportunity,” “goal,” “objective,” “target,” “milestone” and similar words and other statements of a similar sense. These statements are based on our current estimates and expectations as to prospective events and circumstances, which may or may not be in our control and as to which there can be no firm assurances given. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: (1) the impact of competitive pressures; (2) the inability to attract and retain skilled employees and effectively plan for succession, while maintaining our unique corporate culture; (3) economic, political, and other risks; (4) the challenges in integrating and achieving expected results from acquired businesses; (5) uncertainty surrounding our future capital needs; (6) information security breaches and other cybersecurity threats; (7) the failure to comply with laws or regulations relating to data privacy, data protection, AI, or other automated technologies; (8) challenges in accurately forecasting our financial results due to seasonal and cyclical variations in customer purchasing patterns and economic and market volatility; (9) potential impairment charges with respect to our investments or acquired intangible assets; (10) exposure to additional tax liabilities, increases and fluctuations in our effective tax rate, and other tax matters; (11) business disruptions from natural or man-made disasters, public health crises, or other events outside our control; and (12) stock price volatility.

Unless the context requires otherwise, “REalloys,” the “Company,” “we,” “us” and “our” refer to REalloys Inc. and its consolidated subsidiaries.

Company Background

REalloys is a U.S.‑based rare earth minerals and materials company building a vertically integrated North American “mine‑to‑magnet” supply chain serving U.S. Protected Markets and broader commercial markets, including defense, aerospace, automotive and EV, energy, electronics and advanced industrial applications. Our strategy is to control the stages of the supply chain where capacity outside China is most limited and where we believe most of the value is created: separation, metallization and magnet manufacturing. We intend to secure feedstock through offtake arrangements for both primary raw materials and secondary (recycled) materials. We are using our arrangements with the Saskatchewan Research Council as a near-term source of separated rare earth materials for our metallization plant under construction, while we develop our own separation capacity in the United States.

Rare earth elements, principally neodymium, praseodymium, dysprosium, and terbium, are what give high-performance permanent magnets their strength and their ability to hold that strength at high temperature. Neodymium and praseodymium provide the raw magnetic power; dysprosium and terbium provide the coercivity, the resistance to demagnetization, that keeps a magnet working in the heat of a jet engine bay or an electric motor. Those magnets are what turn electricity into motion, and they sit inside almost anything that moves electrically: missile and aircraft actuators, radar and sonar systems, electric vehicle drivetrains, robotics, wind turbines, medical imaging equipment, among other mission-critical applications. Supply of these materials is concentrated in China, and the U.S. Department of Defense will be prohibited from procuring covered magnets containing rare earths sourced from adversarial nations beginning January 1,

2027. Our strategy is to give U.S. and allied customers a secure, transparent and traceable alternative located entirely in North America.

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
•PMT Critical Metals Inc., acquired on March 31, 2025, operates the Euclid facility, which produces rare earth metals, alloys and NdFeB magnet materials for customers including the U.S. Defense Logistics Agency, the U.S. Department of Energy’s Ames National Laboratory and industrial magnet customers.

Recent Developments

U.S. Army Enhanced Use Lease Opportunity, Tooele Army Depot

On November 3, 2026, we announced that we and the Department of the Army had executed a term sheet (the “Term Sheet”) setting out the principal terms for negotiating a definitive Enhanced Use Lease (“EUL”). The Term Sheet follows our June 25, 2026, conditional selection for exclusive negotiations toward a long-term EUL at Tooele Army Depot in Utah. The Term Sheet is non-binding, except for provisions on governing law, expenses, and confidentiality, under which our reimbursement of the Army's administrative expenses before EUL execution is capped at $50,000.

The Term Sheet describes a facility on approximately 200 acres to process and refine target critical minerals, including dysprosium and terbium. The parties may add other rare earth elements by mutual agreement. The final scope has not been agreed and may not include additional elements or downstream manufacturing.

The principal indicative terms are:
•Term: an initial term of 50 years, with one 25-year renewal subject to Army consent.
•Rent: fair market value base rent plus participation rent beginning at the earlier of commercial production or 2.5 years after EUL execution. The rate and basis of the participation rent have not been agreed. The Army may elect to receive rent payments as in-kind consideration.
•Costs and liabilities borne by us: environmental review, permitting, utilities, site infrastructure, security, and environmental liabilities from our operations.
•Decommissioning security: financial security for estimated decommissioning costs.
•Offtake: an Army right of first offer on facility output.

EUL execution is subject to several conditions:
•Agreement on rent;
•Army acceptance of our development plan;
•Completion of environmental reviews, including the National Environmental Policy Act (“NEPA”) review;
•Adequate permit capacity;
•Project financing;
•Approval by our Board of Directors;
•Required Army determinations and Congressional notifications.

If these conditions are not satisfied or waived within 18 months, either party may terminate the Term Sheet. We continue to advance the project toward a definitive EUL, which cannot be executed until key conditions precedent are satisfied. As of September 30, 2026, we had not committed capital to the site or incurred material costs related to the opportunity. We expect to expense pre-lease costs as incurred

Executive and Board Leadership Changes

During the second quarter of 2026, the Company announced changes to its executive leadership and Board of Directors, including Robert Winspear's resignation as Chief Financial Officer and the appointment of Craig Cunningham as Chief Financial Officer and principal financial officer, effective June 24, 2026. The Company also announced Joseph

Sawyer’s resignation from the Board, effective June 29, 2026. Effective July 1, 2026, Mr. Sawyer transitioned into a project management role to support the execution of the Company’s strategic development initiatives.

Effective September 1, 2026, the Company appointed Dr. Muhammad Imran as its Chief Operating Officer, bringing more than 17 years of experience at the Saskatchewan Research Council (“SRC”), most recently serving as Chief Technology Officer and Vice President. Since 2020, Dr. Imran has led SRC’s Rare Earth Element Division, playing a key leadership role in developing SRC’s Rare Earth Processing Facility in Saskatoon, Saskatchewan, including advancing rare earth separation, metallization, and processing technologies from development through commercialization. Dr. Imran holds a Ph.D. and Master of Applied Science in Chemical Engineering, an executive MBA, and Chartered Director Certification (C.Dir.). As Chief Operating Officer, Dr. Imran oversees the Company’s engineering and processing activities, capital project execution, technology scale-up, and supply-chain development, including coordination of the Company’s ongoing processing and metallization projects with SRC.

Development and Capital Projects Update
We continued to advance our Phase 1 strategic initiatives - development and expansion of rare earth processing and metallization capabilities.

Capital Project Milestones

We are advancing engineering and equipment procurement for our planned Heavy Rare Earth Metallization Facility, with commissioning currently targeted for Q1 2028 and initial operations targeted for H1 2028. The facility is expected to have a targeted annual processing capacity of approximately 50 tonnes of combined Dy and Tb oxide feedstock.

We have initiated our planned funding under the REPF upgrade agreement with SRC. The agreement covers two principal facets:
•An expansion of NdPr metallization capacity. Initial funding has been directed to completion of the NdPr metallization units and represents approximately one-third of the estimated total upgrade budget. Once complete, the NdPr metallization units are expected to provide us with access to near-term North American production capability for NdPr metal.
•An upgrade of the REPF’s separation systems to increase production capacity of separated NdPr, Dy and Tb oxides. Release of the remaining funds, which primarily relate to the separation system upgrade, has been deferred to 2027 because that work requires modifications to the facility, and near-term activities remain focused on completing commissioning and commencing operations at the existing REPF. This deferral is not expected to affect our supply of critical materials from SRC, as the existing REPF will continue its planned ramp-up during this period. The systems upgrade is intended to increase annual production capacity up to approximately 525 tonnes of NdPr metal, 30 tonnes of Dy oxide and 15 tonnes of Tb oxide. Funding of the expansion, together with the SRC supply agreement, secures supply rights to approximately 80% of the expanded facility’s total output.

We are advancing processing and separation trials using recycled mixed rare earth oxide and mixed rare earth carbonate feedstock through the first half of 2027, with SRC delivering the technical work. This R&D work is intended to generate the data needed to design a scaled-up commercial separation facility in the United States and to support customer qualification, as part of our Phase 2 execution plan. These trials were previously expected to be completed in 2026; the timing has shifted primarily due to feedstock alignment and procurement lead times, and we do not expect the change to affect our broader strategic execution plan.

Our Phase 2 strategic initiative is a wholly owned, U.S.-based platform for rare earth separation, metallization and magnet manufacturing, described under “Phase 2” below.

Phase 1: Expansion of the SRC Processing and REalloys Metallization

Phase 1 is intended to give us a near-term North American position in heavy rare earth metals, the segment where supply outside China is scarcest and where the Department of Defense sourcing restrictions that take effect on January 1, 2027 are expected to increase demand for compliant material. Through SRC, we expect to obtain separated NdPr metal and dysprosium and terbium oxides, and to convert the oxides into metal at the metallization facility we are building. Phase 1 is also expected to provide the process data, operating experience and product samples that support customer qualification and the design of Phase 2.

We are continuing to advance our strategy to develop rare earth separation, purification and metallization capabilities in North America. A key element of this strategy remains our investment in midstream operations through our arrangements with SRC. We are funding the upgrade of SRC’s existing Rare Earth Processing Facility (the “REPF”), and the build-out of our commercial-scale heavy rare earth metallization facility, advancing from pilot-scale. Under these arrangements, we have the ability to produce NdPr metal, and have secured approximately 80% of the NdPr metal and Dy and Tb oxides produced at the existing SRC REPF.

The heavy rare earth pilot project is intended to support process development and validation activities and, ultimately, the production of commercial-scale quantities of heavy rare earth metals. The scope is designed to provide technical information necessary to determine processing specifications, equipment configuration, operating parameters, and other requirements for the planned commercial-scale metallization facility.

Under the REPF upgrade arrangement, we are funding two expansions of SRC’s capacity: standalone metallization units to produce NdPr metal, and an upgrade of the REPF’s separation systems to increase production of NdPr, Dy and Tb oxides. In exchange, we have secured access to NdPr metallization capability (beginning in the first quarter of 2027) and rights to approximately 80% of the REPF’s output on a cost-plus basis, giving us a contracted North American source of NdPr metal and separated rare earth oxides. The dysprosium and terbium oxides are intended to feed the REalloys-owned commercial-scale metallization facility we are developing, which would convert them into metal for alloy and magnet materials. We currently expect initial separated oxide production from SRC REPF in the second half of 2027, and dysprosium and terbium metal output from the metallization facility we are building in the first half of 2028.

The SRC arrangements are expected to affect our business, liquidity, capital allocation, operating results, and development timeline. During the nine months ended September 30, 2026, we paid aggregate advances of $16.5 million to SRC, consisting of $11.6 million for the heavy rare earth metallization facility, $3.7 million for the REPF Upgrade, and $1.2 million for process development programs, including the purchase of oxide feedstock. In the three months ended September 30, 2026, we paid $2.2 million million in aggregate toward the Metallization facility and REPF Upgrade, and we continued receiving equipment and other related project services as we advance our work in Saskatchewan. In October 2026, we paid $7.2 million toward the heavy rare earth metallization project.

Future expenditures related to the planned commercial-scale metallization facility may be significant and may vary based on the outcome of the work being executed, engineering requirements, equipment procurement, permitting and safety requirements, commissioning requirements, availability of financing, and our approval of future work programs. We expect that these arrangements will continue to be an important factor affecting our liquidity and capital resources as we advance our processing and metallization strategy.

Phase 2: Advancement of Scaled-Up Rare Earth Processing Facility and Magnet Manufacturing

Based on updated market analysis of rare earth feedstock supply and demand for finished rare earth products, we have revised the scope of our Phase 2 development. Phase 2 was previously planned as a larger-scale facility to process primary and secondary materials into rare earth metals. It is now planned as a stage-gated, U.S.-based platform covering rare earth separation, metallization, and sintered neodymium-iron-boron (“NdFeB”) magnet manufacturing, primarily serving U.S. demand, with a target of approximately 3,000 metric tonnes per year of magnet production no later than 2030. We intend to serve primarily defense, automotive and other advanced industrial customers. We believe a broader product range will increase our customer base and diversify our exposure to rare earth element pricing. Accordingly, we believe a significant share of our potential revenue will come from customer-qualified magnet products, which are driven by product grade and performance, achieved through scarce technology and operational skill, rather than commodity prices. Combining separation and metallization with magnet manufacturing could allow us to serve an undersupplied and heavily Chinese-reliant North American magnet market, with domestic, X-china materials.

To reach the estimated 3,000 metric tonnes of magnets, the Phase 2 facilities are targeting annual production of up to 1,250 metric tonnes of neodymium-praseodymium metal, 60 metric tonnes of dysprosium metal and 25 metric tonnes of terbium metal. We are also evaluating opportunities to produce yttrium, samarium and gadolinium oxides, which are critical rare earth materials required in a range of defense and technology applications with markets in North America and beyond. We intend to diversify the sources and types of our raw materials, potentially including the ability to process mixed rare earth carbonates produced from monazite, bastnaesite and ionic clays, as well as recycled magnet oxides and materials recovered from magnet manufacturing waste streams. Central to our purpose, we are focused on securing feedstock produced in the United States and allied jurisdictions, consistent with our existing SRC offtake agreement and development arrangements.

Implementation of Phase 2 will be underpinned by comprehensive research and development and feasibility studies. In the next 12 months we have allocated $10 million to R&D and the technical studies to derive Phase 2’s bankable feasibility studies, including cost and development timeline estimates for separation, metallization and magnet manufacturing. Our feasibility work will assess both technical viability, including process flow sheet design and equipment configuration, and economic viability, including total capital and operating costs. We intend for the Euclid facility to serve as our research, development and product qualification base for Phase 2, and we are assessing it as the location for our planned magnet pilot facility. Together, these activities are intended to advance our process and magnet intellectual property and the qualification of our products with customers.

We are evaluating Tooele Army Depot as the site for the Phase 2 facilities. The Term Sheet contemplates a facility initially focused on dysprosium and terbium, and the permitted scope of a definitive EUL may not accommodate all of the planned facilities. We are therefore also evaluating alternative sites.

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

Euclid Facility Operations

Near‑term revenue is generated primarily at the Euclid Facility under short‑term service and supply contracts for rare earth metals, alloys and magnet materials. Growth in revenue and operating margin will depend on customer and product qualification, capital investment in equipment upgrades, automation and capacity expansion, feedstock supply, workforce and continued compliance with the requirements applicable to U.S. government and defense customers. In connection with our intent for the Euclid facility to serve as our research and development and product qualification base, efforts toward increasing the facility’s NdFeB magnet materials production capacity, which had been estimated to reach 1,000 mtpa by the second quarter of 2027, will remain indefinitely paused. We are also assessing Euclid as the location for our planned pilot-scale magnet manufacturing facility.

Euclid operations continue to deliver metallurgical services and metals, alloys and magnet materials under existing contracts, utilizing existing capacities and have not been affected by the indefinite magnet expansion pause or intent to expand research and develop pilot and product qualifications at the site.

Advancement of the Hoidas Lake Project

The Hoidas Lake Project remains an exploration‑stage property. As of September 30, 2026, we had capitalized $50.5 million in related mining property rights, with no amortization recorded as production has not commenced; mineral exploration costs are expensed as incurred. The project is supported by an S-K 1300 Technical Report Summary that includes a Mineral Resource Estimate; however, no Mineral Reserves have been established. Advancing the project toward potential future development will require substantial multi-year expenditures, including additional drilling and metallurgical testing, environmental and engineering studies, Indigenous and community engagement, permitting, and the completion of pre-feasibility and feasibility studies. The timing, scope and outcome of these activities—and the ultimate development decision—will materially affect our long‑term financial profile and capital needs.

We are continuing to evaluate further exploration and development opportunities at Hoidas Lake while keeping the claims in good standing. Any decision to advance the project would depend on the results of further technical work, its fit within our broader strategy and the availability of financing.

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

Strategic Collaborations

In July 2026, REalloys entered into a non-binding letter of intent with JS Link to evaluate a potential strategic collaboration focused on the development of an integrated North American rare earth permanent magnet platform. Following further evaluation of the opportunity and the Company’s current strategic priorities, REalloys is not pursuing a transaction with JS Link at this time. The Company continues to evaluate opportunities to expand its downstream capabilities and establish strategic partnerships that support its integrated rare earth supply chain strategy.

Key Factors and Trends Affecting Our Business

We believe the following factors will significantly affect our future results, financial condition and cash flows. The discussion reflects management’s current expectations and is subject to the matters described under “Risk Factors” and “Forward‑Looking Statements.”

Demand for Rare Earth Materials and Magnets

Magnet rare earths-neodymium, praseodymium, dysprosium, and terbium-are critical inputs for NdFeB magnets used across defense, aerospace, electric and hybrid vehicles, robotics, industrial automation, wind, medical devices and consumer electronics. We expect medium‑ and long‑term demand to grow with electrification, the energy transition, the proliferation of “physical AI” applications and increasing focus on industrial and defense supply chain security.

In recent years, China expanded export controls and licensing requirements on rare earths, rare earth magnets and downstream products, including products containing even trace amounts of Chinese‑origin material. The November 2025 U.S.-China trade and economic understanding suspended certain expanded controls and retaliatory measures, but heightened market focus on rare earth supply chain volatility, potential magnet rare earth shortages, price volatility and the strategic value of non‑Chinese supply continues. This suspension was for an initial term of one year and was originally scheduled to expire in the fourth quarter of 2026. In November 2026, China announced an extension of these suspensions through January 2027, in connection with an extension of the broader U.S.-China trade understanding. There can be no assurance that the suspension will be further extended or that the suspended controls will not be reinstated, in whole or in part, upon its expiration.

As a North American rare earth company spanning upstream resources at Hoidas Lake and with separation and metallization capacity under development, we believe we are well positioned to benefit from these trends, particularly as U.S. policy, procurement and customer qualification frameworks continue to favor domestic, traceable supply.

Rare Earth Pricing

A price divergence remains between Chinese domestic and ex-China markets for the heavy rare earths, driven by Chinese export controls and limited non-Chinese supply. As of late September 2026, ex-China dysprosium and terbium oxide traded at a substantial premium to Chinese domestic prices, and the divergence was more pronounced still for yttrium.

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

Effective January 1, 2027, U.S. Department of Defense procurement restrictions under 10 U.S.C. § 4872 and applicable DFARS provisions prohibit the U.S. Department of Defense from procuring certain covered permanent magnets containing rare earth materials sourced from covered countries. We expect these restrictions to increase demand for the North American rare earth materials and metals we plan to refine and produce. However, securing defense and related contracts and obtaining the necessary supplier qualifications ahead of the effective date remain subject to significant uncertainty.

Changes in administration priorities, appropriations, tariff and trade policy, or program scope could materially affect demand, realized prices and the availability of additional funding for our capital projects.

Midstream Separation and Metallization and Magnet Manufacturing: The North American Gap

China currently accounts for more than 90% of global magnet rare earth separation and refining capacity, a concentration that has across several years (source: U.S. DOE, International Energy Agency, Benchmark Mineral Intelligence). For the heavy rare earths critical to high-temperature magnets, such as dysprosium and terbium, separation capacity outside China is effectively negligible. Midstream and downstream processing, comprising separation, metallization, alloying and magnet manufacturing, rather than mining, has been identified as the principal bottleneck limiting supply chain diversification. Refining capacity outside China would need to increase several-fold beyond currently planned levels to achieve meaningful diversification.

The practical consequence is that new upstream supply alone, does not create supply chain security. Concentrate and mixed rare earth carbonate produced in the United States or in allied jurisdictions must still be separated into individual oxides and reduced to metal before it can be made into a magnet. Absent midstream capacity in North America, that material is routed back through the same processing base the supply chain is intended to diversify away from.

A substantial volume of allied and domestic upstream supply is now advancing toward production. Our response has been to secure access to that material through offtake agreements and development arrangements, as described under “Recent Developments,” while concentrating our own capital and execution effort on the midstream stage that is missing in North America.

According to Benchmark Mineral Intelligence, China accounts for about 91% of global NdFeB permanent magnet manufacturing capacity, with global capacity estimated at about 640,000 tonnes in 2026. Established ex-China production remains concentrated primarily in Japan and Germany, while North American capacity remains comparatively limited and is only beginning to scale.

The gap in North American magnet manufacturing is expected to persist despite significant announced investment. Benchmark forecasts U.S. rare earth permanent magnet demand to reach approximately 47,000 tonnes by 2030, compared with domestic manufacturing capacity of only approximately 15,000 tonnes. This implies that planned U.S. capacity would meet only about one-third of projected domestic demand, leaving a substantial need for additional North American production or imported magnets. This gap is particularly important because separated rare earth oxides and metals do not themselves complete the supply chain; these materials must ultimately be converted into finished permanent magnets before they can be incorporated into electric motors, defense systems and other end-use applications.

Results of Operations
Basis of Comparison

The period-over-period changes presented in the table below are affected by significant changes in the composition of the Company’s consolidated reporting entity between the comparative periods. In particular:

The three months ended September 30, 2025, reflect the operations of pre-merger Private REalloys Inc. (the accounting acquirer) together with a full quarter of PMTCM, which was acquired on March 31, 2025. It includes no Blackbox revenue, cost of revenues or operating expenses, because the reverse recapitalization did not close until February 24, 2026.

The three months ended September 30, 2026 include no Blackbox.io operations, as Blackbox.io was deconsolidated on May 5, 2026. The nine months ended September 30, 2026 include 70 days of consolidated Blackbox.io operations (February 25 through May 5, 2026) prior to its deconsolidation. Both periods reflect significant public company and other SG&A costs associated with the Company’s ongoing expansion of activity that were not present in the comparative periods.

Accordingly, the period-over-period percentage changes shown in the table below — including the 11% increase in general and administrative expense and the 13% increase in total operating expenses — principally reflect the change in the level of activity, as Blackbox did not have a significant impact on the operations during the quarter.

The Company is in the development stage and has not generated significant revenue during the periods presented. For the three months ended September 30, 2026, operating results were driven primarily by general and administrative expenses, including ongoing non-cash stock-based compensation recognized in connection with the February 24, 2026 reverse recapitalization, director and officer RSU awards, and shares-for-services consulting agreements, together with costs associated with operating as a newly public company.

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

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
	(Unaudited)
Net Revenues	$413	$186	$227
Operating expenses:
Cost of sales	263	168	95
Software and development costs	-	-	-
General and administrative	30,263	27,289	2,974	11%
Advertising and marketing	486	-	486
Depreciation and amortization	185	68	117
Total operating expenses	31,197	27,525	3,672	13%

Loss from operations	(30,784)	(27,339)	(3,445)	13%
Other expense	(245)	(1,751)	1,506	(86)%
Net loss	(30,539)	(25,588)	(4,951)	19%

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

	Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
	(Unaudited)
Net Revenues	$1,923	$626	$1,297
Operating expenses:
Cost of sales	890	387	503
Software and development costs	68	-	68
General and administrative	151,719	29,213	122,506	419%
Advertising and marketing	4,337	-	4,337
Depreciation and amortization	177	135	42
Total operating expenses	157,191	29,735	127,456	429%

Loss from operations	(155,268)	(29,109)	(126,159)	433%
Other expense	18,807	422	18,385	4,357%
Net loss	(174,075)	(29,531)	(144,544)	489%

Revenue

Revenue for the three months ended September 30, 2026 was $0.4 million, compared to $0.2 million for the three months ended September 30, 2025. The increase of $0.2 million over the comparative period primarily reflects PMTCM’s sales of rare earth metals and materials at the Euclid facility, principally under contracts with the Defense Logistics Agency (DLA contract awarded March 2, 2026) and the U.S. Department of Energy’s Ames National Laboratory.

Revenue for the nine months ended September 30, 2026 was $1.9 million, compared to $0.6 million for the nine months ended September 30, 2025. In addition to the factors noted above, the increase of $1.3 million over the comparative period primarily reflects an additional quarter of PMTCM's sales as the acquisition was completed on March 31, 2025 and subscription revenue from the Blackbox trading analytics platform prior to the deconsolidation of Blackbox.io as Blackbox was not included in our 2025 results.

Cost of Revenues and Gross Margin

Cost of revenues for the three months ended September 30, 2026 was $0.3 million, compared to $0.2 million for the three months ended September 30, 2025. Cost of revenues for the nine months ended September 30, 2026 was $0.89 million, compared to $0.39 million for the nine months ended September 30, 2025. Cost of revenues for the three and nine months ended September 30, 2026 consist primarily of outsourced direct costs allocated from Powdermet, Inc. under the PMTCM Uses & Services Agreement, representing materials and direct labor costs at the Euclid facility, and for the nine month period only include Blackbox.io cost of revenues (merchant fees, data feeds, and technology costs).

Gross margin for the three months ended September 30, 2026 was $0.2 million, representing a gross margin of 36.3%. Gross margin for the three months ended September 30, 2025 was less than $0.1 million, representing a gross margin of 9.7%. Gross margin for the nine months ended September 30, 2026 was $1.0 million, representing a gross margin of 53.7%. Gross margin for the nine months ended September 30, 2025 was $0.2 million, representing a gross margin of 38.2%.

General and Administrative

General and Administrative expenses for the three months ended September 30, 2026 and 2025 were $30.3 million and $27.3 million, respectively. The increase was driven primarily by $25.3 million of stock-based compensation. Stock based compensation expense included $14.5 million related to RSU and RPSU awarded to members of the Board of Directors, management and executives of the Company and $10.8 million related to shares-for-services consulting awards granted in 2025 and 2026. Excluding non-cash items, G&A was approximately $4.9 million, of professional fees, legal, audit, and other general and administrative expenses.

General and Administrative expenses for the nine months ended September 30, 2026 and 2025 were $151.7 million and $29.2 million, respectively. The increase was driven primarily by $139.2 million of stock-based compensation. Stock based compensation expense included $98.8 million related to RSU and RPSU awarded to members of the Board of Directors, management and executives of the Company and $40.3 million related to shares-for-services consulting awards granted in 2025 and 2026. Excluding non-cash items, G&A was approximately $12.5 million, of consulting costs, professional fees, legal, audit, and other general and administrative expenses.

Management expects to incur significant costs throughout fiscal 2026 related to public company governance, advancement of the Company’s Information Technology capabilities and other costs associated with our recent public listing.

Advertising and Marketing

Advertising and marketing expenses for the three months ended September 30, 2026 were $0.5 million, compared to none for the three months ended September 30, 2025. Advertising and marketing expenses for the nine months ended September 30, 2026 were $4.3 million, compared to none for the nine months ended September 30, 2025. These expenses reflect communications and marketing agreements entered following the reverse recapitalization, including costs associated with increasing retail investor awareness of the Company following its Nasdaq listing on February 25, 2026. The Company does not expect advertising and marketing expenses to continue at this level in future periods.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2026 was $0.2 million, compared to $0.1 million for the three months ended September 30, 2025. Depreciation and amortization for the nine months ended September 30, 2026 was $0.18 million, compared to $0.1 million for the nine months ended September 30, 2025. The expense relates to fixed assets at the Euclid facility, intangible assets acquired in connection with the PMTCM acquisition, and fixed assets of Blackbox following the reverse recapitalization. Blackbox’s results were not part of the consolidated operating results in 2025.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2026 was net income of $0.25 million, compared with net income of $1.8 million for the three months ended September 30, 2025. The components of the period-over-period change are summarized below (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Impairment of EVTEC investment	$-	$-	$-
Change in fair value of contingent consideration	-	(832)	832	(100)%
Deferred cash consideration late payment penalties	-	2,677	(2,677)	(100)%
Interest income, interest expense and other, net	245	(94)	339	(361)%
Other income (expense), net	$245	$1,751	$(1,506)	(86)%

Other income (expense), net for the nine months ended September 30, 2026 was net expense of ($18.8 million), compared with net expense of ($0.4 million) for the nine months ended September 30, 2025. The components of the period-over-period change are summarized below (in thousands):

	Nine Months Ended
	September 30, 2026		September 30, 2025	$ Change	% Change
Impairment of EVTEC investment	$(6,394)	$-	$-	$(6,394)	(100)%
Change in fair value of contingent consideration	(3,439)	-	480	(3,919)	(816)%
Deferred cash consideration late payment penalties	-		(624)	624	(100)%
Accretion expense — Series C Convertible Preferred Stock	(9,220)	-	-	(9,220)	100%
Interest income, interest expense and other, net	246	-	(278)	524	(188)%
Other income (expense), net	$(18,807)		$(422)	$(18,385)	4357%

Net Loss

Net loss for the three months ended September 30, 2026 was ($30.5 million), compared to ($25.6 million) for the three months ended September 30, 2025. The significant increase in net loss was driven primarily by $25.3 million in stock-based compensation recognized in the quarter, as well as higher SG&A and marketing costs following the transition to public company and increased activity related to our strategic projects.

Net loss for the nine months ended September 30, 2026 was ($174.1 million), compared to ($29.5 million) for the nine months ended September 30, 2025. The significant increase in net loss was driven primarily by $139.2 million in stock-based compensation recognized during the nine months ended September 30, 2026, and other expense of $18.8 million primarily resulting from the reverse recapitalization following the merger with Blackbox as well as higher SG&A and marketing costs following the transition to public company and increased activity related to our strategic projects.

Liquidity and Capital Resources
Outlook
As of September 30, 2026, the Company had cash of $116.2 million, and as of the financial statement issuance date of November 13, 2026, the Company had approximately $106.4 million of unrestricted cash. The Company’s historical sources of liquidity have consisted primarily of equity financings and sale of common shares. The Company’s principal liquidity requirements are expected to consist of funding the development of the Company’s rare earth processing and metallization projects, operating losses, SG&A and general corporate costs, and maintenance of mineral properties.

Key Liquidity Metrics	As of September 30, 2026	As of December 31, 2025
Cash and cash equivalents	$116,182	$2,824
Working capital (current assets minus current liabilities)	123,444	31,387
Accumulated deficit	(255,200)	(81,125)
Total stockholders’ equity	$177,633	$35,834
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Net cash used in:
Operating activities	$(5,711)	$(1,929)	$(3,782)	196%
Investing activities	(464)	(43)	(421)	979%
Financing activities	-	1,767	(1,767)	(100)%
Net change in cash and cash equivalents	$(6,175)	$(205)	$(5,970)	2,912%

	Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Net cash used in:
Operating activities	$(23,431)	$(2,631)	$(20,800)	791%
Investing activities	(8,528)	(53)	(8,475)	15,991%
Financing activities	145,317	2,844	142,473	5,010%
Net change in cash and cash equivalents	$113,358	$160	$113,198	70,749%

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

Effective March 5, 2026, and in connection with the offering, we terminated the at-the-market equity program inherited from Blackbox, under which we sold 260,000 shares for gross proceeds of approximately $2.2 million from inception through February 19, 2026. We do not intend to resume sales under the program.

We continue to pursue and evaluate financing with the Export-Import Bank of the United States (“EXIM”) under the October 2025 non-binding Letter of Interest (the “LOI”) for up to $200.0 million. In accordance with EXIM’s regular procedures, we requested an extension of the LOI in advance of its expiry on October 14, 2026, which is under review by EXIM staff. The LOI would support our planned North American integrated rare earth processing supply chain and contemplates a provisional 15-year repayment term if definitive financing is executed. There is no assurance we will enter into definitive financing on these or any terms.

Material cash requirements include remaining commitments under the SRC development agreements of approximately $56.0 million as of September 30, 2026, which are expected to be incurred through 2028 to bring the Company’s strategic processing and metallization projects to commissioning. This amount is based on SRC’s time-and-materials estimates and includes the $7.2 million third milestone paid in October 2026. Material cash requirements also include the working-capital prepayment under the SRC supply arrangement, currently estimated at $8.1 million, which is expected before operations begin and depends on the timing of commissioning. See Note 11 – Commitments and Contingencies. In addition to the estimated SRC capital project costs, the Company anticipates the existing liquidity and capital resources are sufficient to fund general corporate costs through the same period. The ability to fund these requirements is not expected to depend on the completion of any specific future financing transaction.

We plan to spend approximately $10 million on our Phase 2 pre-feasibility program through 2027. We also expect to spend approximately $0.8 million in 2027 on activities required before a potential EUL at Tooele Army Depot can be executed, including surveying, permitting and project management. These amounts are estimates, and actual costs could differ materially, including if site surveys identify conditions that require mitigation. We expect to fund these costs from existing cash. The Tooele estimate excludes rent, decommissioning security and facility construction, which depend on reaching a definitive EUL.

Outside of the Company’s strategic development and other costs described above, additional capital may be required for longer-term development initiatives, including those related to:

•Phase 1 - Rare Earth Processing Expansion and Metallization Facility working capital needs: These include, among others, feedstock of recycled and other rare earth inputs beyond the estimated working-capital prepayment described above, prior to the commercial operations of the expanded REPF and the Company’s planned commercial-scale metallization facility.

•Phase 2 - Integrated U.S. Rare Earth Separation, Metallization and Magnet Platform: We are advancing pre-feasibility work for the stage-gated platform described under “Phase 2” above. The location, timing and capital requirements of the Phase 2 facilities have not yet been determined. Any future development is expected to require significant capital, and the Company’s ability to advance the project will depend on access to additional financing.

•Hoidas Lake: Beyond maintaining the claims in good standing, development of a producing mine would require substantial additional capital expenditures that are not included in the Company’s currently committed capital and development program. The scope and timing of such expenditures have not yet been determined and will depend on the results of ongoing technical and feasibility studies and future development decisions.

•Other non-committed long-term development and growth opportunities, including capital required to develop facilities under a potential EUL with the U.S. Army at Tooele Army Depot, and potential strategic magnet production and expansion.

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

Operating Activities

For the three months ended September 30, 2026 and 2025, cash used in operating activities was $5.7 million and $1.9 million. The increase of $3.8 million in cash used in operating activities over the comparative period primarily reflects $0.8 million of cash deposits and expenses related to the Company’s funding of the SRC REPF upgrade, the Company’s Pilot Metallization and prepaid amounts under the SRC supply arrangement, and approximately $5.1 million of cash operating, and general and administrative expenses related to the increase in activity following the Company’s public listing in the first quarter of 2026.

For the nine months ended September 30, 2026 and 2025, cash used in operating activities was $23.4 million and $2.6 million. The increase of, $20.8 million in cash used in operating activities over the comparative period primarily reflects approximately $1.1 million of cash deposits and expenses related to the Company’s funding of the SRC REPF upgrade, the Company’s Pilot Metallization and prepaid amounts under the SRC supply arrangement, and $12.5 million of cash operating, and general and administrative expenses related to the increase in activity following the Company’s public listing in the first quarter of 2026.

The ($30.5 million) net loss for the three months ended September 30, 2026, is reconciled to operating cash use principally by $25.3 million of non-cash stock-based compensation expense related to equity awards made to Directors, Officers, Company management, and non-employee service contracts.

The ($174.1 million) net loss for the nine months ended September 30, 2026, is reconciled to operating cash use principally by non-cash items recognized in connection with the Merger and ongoing operations: $139.2 million of stock-based compensation related to awards made to Directors, Officers, Company Management and non-employee consultants, $6.4 million EVTEC impairment, $9.2 million of accretion expense on the Series C Convertible Preferred Stock recognized on conversion, and $3.4 million of change in fair value of contingent consideration prior to their conversion to common stock.

Investing Activities

For the three months ended September 30, 2026 and 2025 cash used in investing activities was $0.5 million and $- million. For the nine months ended September 30, 2026 and 2025 cash used in investing activities was $8.5 million and $0.1 million. The increase in cash used in investing activities for the nine months ended September 30, 2026 of $8.4 million is primarily driven by funding of the Company’s Commercial REE Metallization project, including construction deposits, construction in progress equipment, and other project costs.

Financing Activities

For the three months ended September 30, 2026 and 2025 cash used in financing activities was $- million compared with cash provided by financing activities of $1.8 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025 cash provided by financing activities was $145.3 million and $2.8 million. The increase in cash provided by financing activities for the nine months ended September 30, 2026 of $142.5 million, is primarily driven by net proceeds from sale of common equity of $142.5 million and $2.6 million from the issuance of Series C Preferred Stock.

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

In connection with the preparation of these condensed consolidated financial statements, management reevaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40.

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

Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in the Company’s Current Report on Form 8-K/A filed on May 12, 2026, and in Blackbox’s Annual Report on Form 10-K for the year ended December 31, 2025. Other than those listed below, there have been no significant changes in our critical accounting estimates during the three months ended September 30, 2026.
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

Off-Balance Sheet Arrangements
As of September 30, 2026, the Company did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company and is not required to provide the disclosures required by this item pursuant to Item 305 of Regulation S-K.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses in internal control over financial reporting described below.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Material Weaknesses in Internal Control Over Financial Reporting

Management identified the following material weaknesses as of September 30, 2026:

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

Remediation Plan

Management has initiated a remediation plan, including: (i) recruiting additional finance and accounting personnel with U.S. GAAP and SEC reporting experience; (ii) documenting key period-end financial reporting and review procedures; and (iii) evaluating the design of IT general controls. The Company anticipates substantially completing the remediation by the end of 2027. Material weaknesses will not be considered remediated until the applicable controls have operated effectively for a sufficient period and management has tested their operating effectiveness.

Changes in Internal Control Over Financial Reporting

On February 24, 2026, the Company completed its reverse recapitalization with Blackbox and continues integrating the two companies’ financial reporting processes and control environments. Consistent with prior quarters, these actions represent material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026. Management is continuing to evaluate ICFR design and operating effectiveness for the combined company and expects to provide the required disclosures in the Annual Report on Form 10-K for the year ending December 31, 2026.

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
Item 1A. Risk Factors
The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of Blackbox’s Annual Report on Form 10-K for the year ended December 31, 2025. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

On May 5, 2026, as a result of the closing of the Option Exercise Agreement with Mr. Gust Kepler and the separate sale by Mr. Kepler of additional shares of our Series A Convertible Preferred Stock to our Chief Executive Officer and director, Leonard Sternheim, Mr. Sternheim became the beneficial owner of all of the shares of our Series A Convertible Preferred Stock. Each share of our Series A Convertible Preferred Stock carries 100 votes per share and votes together with our Common Stock as a single class on all matters submitted to a vote of stockholders. Excluding the shares of our Common Stock that Mr. Sternheim directly or indirectly holds, Mr. Sternheim now controls a substantial majority of the aggregate voting power of our outstanding capital stock. As a consequence, the Company has become a “controlled company” within the meaning of Nasdaq Listing Rule 5615(c).

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

•Mr. Sternheim’s voting power, together with provisions in our Articles of Incorporation, may have the effect of delaying, deterring, or preventing a change of control of the Company, including a transaction that other stockholders might consider favorable, and may limit the price that investors are willing to pay in the future for shares of our Common Stock.

•The interests of Mr. Sternheim, may differ from the interests of holders of our Common Stock with respect to matters such as the declaration and timing of dividends, the issuance of additional equity securities, the incurrence of indebtedness, the pursuit of strategic transactions, and the timing and structure of liquidity events.

•Because we qualify as a “controlled company” under Nasdaq Listing Rule 5615(c), we are eligible to rely on exemptions from certain Nasdaq corporate governance requirements, including the requirements that a majority of our Board of Directors be independent and that our Compensation Committee and Nominating and Corporate Governance Committee be composed entirely of independent directors. Although we do not currently intend to rely on these exemptions and intend to continue to maintain a majority-independent Board and fully independent Audit, Compensation, and Nominating and Corporate Governance Committees, we may in the future elect to rely on some or all of the controlled company exemptions, in which case our other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

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

We no longer control Blackbox.io, and we do not expect to realize any benefit from the Blackbox.io business acquired in the Merger.

The February 24, 2026 Merger combined our business with that of Blackbox, including the Blackbox.io subscription business. On May 5, 2026, following the Option Exercise, Mr. Kepler obtained a majority of the voting power of Blackbox.io. We are no longer able to elect or remove its directors or otherwise direct its activities. As a result, we deconsolidated Blackbox.io effective May 5, 2026. Its results are included in our consolidated results only from February 25, 2026 through May 5, 2026. The investment in EVTEC Holdings Group Limited held by Blackbox.io was derecognized on deconsolidation. We retain a non-controlling minority common stock interest in Blackbox.io, which had a carrying value of nil at September 30, 2026. We do not control Blackbox.io's operations, financing or strategic decisions, and any value of our retained interest depends on decisions made by others.

At the closing of the Merger, we entered into a Contingent Value Rights Agreement. Under it, holders of Blackbox common stock immediately before the Merger are entitled to receive the net proceeds of certain transactions involving the Blackbox.io assets that occur before February 24, 2028. Because we no longer control Blackbox.io, we do not control whether any such transaction occurs, or its timing, terms or proceeds. No amounts were known to be or probable of being payable under the CVR Agreement at September 30, 2026. If Blackbox.io completes a transaction that results in amounts becoming payable under the CVR Agreement, we may incur costs to determine and administer those payments. We may also become subject to disputes with CVR holders or Blackbox.io over whether a payment is owed, or over its amount or timing. Any of these could divert management attention and adversely affect our business, financial condition or results of operations.

Risks Related to REalloys’ Business and Industry

PMTCM, a wholly-owned subsidiary of REalloys, currently relies on short-term contract work to support its operations. There can be no assurance that PMTCM will receive additional orders or secure new contracts in the future.

PMTCM is currently producing rare earth materials for the DLA, the DOE’s Ames National Laboratory and NdFeB magnet industry clients. Contract works are short term in nature, often less than six months, and there are no guarantees that any additional orders will be received by REalloys.

REalloys may not be able to secure the necessary feedstock, offtake, or equipment in order to economically produce NdFeB magnet materials and magnets, including from the HLREE.

REalloys’ commercial framework agreements with the Saskatchewan Research Council (“SRC”), located in Saskatoon, Saskatchewan Province, Canada, outlines the rare earth oxide and metal products the SRC will provide to the REalloys, in return for REalloys providing funding towards SRC’s contemplated expanded processing capabilities. The expanded processing would allow SRC to process the oxide and metal products it intends to provide REalloys. Under the framework agreements REalloys is entitled to priority offtake rights, including rights of first refusal on future volumes to be processed at SRC’s expanded Separation Facilities. There can be no assurances that the conditions required for REalloys to continue to fund toward the SRC’s expansion, including agreement of detailed scope and budget, over which REalloys has unilateral and sole discretion of the approval, will occur. If we are unable to maintain the agreements or enter into an alternative arrangement with another processing facility and/or satisfy the conditions therein, or if we are only able to do so on terms that are unfavorable to us, this will have a negative effect on our supply chain, strategy and current projections, including projections related to future production capabilities. If this happens, our results of operations and financial condition could be materially and adversely affected. Additionally, there are no assurances that the framework agreements will lead to suitable and verified third party sources of rare earth concentrates and/or light rare earth oxides and/or recycled magnets and/or heavy rare earth oxides available for processing at the SRC Separation Facilities prior to or after HLREE concentrate becomes available. The SRC Separation Facilities’ upgrade is currently underway and expected to be commissioned in 2027 and any delays in completion, any capital and operating cost overruns and any quality issues will have an adverse impact on REalloys’ production schedules and financial viability.

REalloys realizes revenue at the Euclid Facility from contract works predominately related to various research and development services, which includes the production of a limited amount rare earth metals and magnet materials on behalf of its clients. To date, REalloys has yet to realize any revenues from the direct production and/or sale of NdFeB magnet materials and magnet or critical minerals, or rare earth minerals, and its operating and capital investment and cash flow needs have been financed through the issuances of debt and equity raises and not through cash flows derived from its operations. As a result, REalloys has little historical financial and operating information available to help potential investors evaluate its performance. Any profitability in the future from our business will be dependent upon the development of the means of commercial scale production, including that of NdFeB magnet materials and magnets, and adequate sales contracts for our future commercial products, which is subject to numerous risk factors. Accordingly, REalloys may not realize profits, including in the medium to long term. Additional expenditures may be required for working capital purposes, including but not limited to meeting minimum expenditure commitments at the HLREE, constructing, completing and installing additional NdFeB magnet materials and magnet production equipment. Additionally, REalloys’ magnet materials and magnet production capabilities might not be able to fully utilize the eventual nameplate capacity of the equipment.

REalloys also has limited operating history upon which to base estimates of future operating costs and capital requirements. Actual operating costs and economic returns of any and all of REalloys’ projects may materially differ from the costs and returns estimated, and accordingly our financial condition, results of operations and cash flows may be negatively affected. Further, REalloys has no history in operating a business, except for the Euclid Facility’s contract works, other than pursuing a business combination. In the near term, REalloys’ development and growth depends on its ability to: (i) to extend and source new contract works, (ii) successfully produce magnet materials and magnets at the Euclid Facility; (iii) secure additional reliable sources of Light Rare Earth Elements (“LREE”) and Heavy Rare Earth Elements (“HREE”) feedstock at prices that are acceptable and attractive to REalloys, (iv) receive processed LREE and HREE materials from the SRC Separation Facilities on acceptable commercial terms and conditions; and (v) secure additional NdFeB magnet materials and magnet customers that are willing and able to purchase REalloys’ magnet materials and magnets at prices that are expected to be profitable for REalloys. Delays in the completion of the expansion of the Euclid Facility could have a material adverse effect on our business, results of operations and financial condition as well as any delays to the completion and commissioning of the expansion at the SRC Separation Facilities.

We may not enter into a definitive Enhanced Use Lease with the U.S. Army for a facility at Tooele Army Depot, and any lease we enter into may be on terms that limit our flexibility, increase our costs or not accommodate our planned Phase 2 facilities.

On November 3, 2026, we announced that we and the Department of the Army had executed a term sheet (the "Term Sheet") setting out the principal terms for negotiating a definitive Enhanced Use Lease ("EUL"). The EUL would cover a rare earth processing facility on approximately 200 acres at Tooele Army Depot in Utah. The Term Sheet is non-binding, except for certain customary provisions. Neither party is obligated to enter into an EUL. Execution of an EUL is subject to conditions, including:

•agreement on rent;

•Army acceptance of our development plan;

•completion of environmental reviews, including the National Environmental Policy Act review;

•adequate permit capacity;

•project financing;

•approval by our Board of Directors;

•required Army determinations and Congressional notifications.

Many of these conditions are outside our control. If they are not satisfied or waived within 18 months, either party may terminate the Term Sheet. Negotiations could also be delayed or ended by changes in Army priorities, federal policy or funding, or the outcome of environmental and other reviews. As a result, we cannot assure you that an EUL will be executed on the terms described in the Term Sheet, on other acceptable terms, or at all.

Even if we execute an EUL, its terms may be less favorable than we expect. Under the Term Sheet, we would develop, finance, build, operate and decommission the facility, while the United States would retain title to the land. We would bear the costs of environmental review, permitting, utilities, site infrastructure and security, and the environmental liabilities arising from our operations. We would also pay fair market value base rent plus participation rent, the rate and basis of which have not been agreed, and the Army may elect to receive rent as in-kind consideration. In addition, we would provide financial security for estimated decommissioning costs, and the Army would have a right of first offer on the facility's output. These terms could:

•increase our capital and operating costs;

•reduce the cash flows from the facility;

•limit our ability to sell output to other customers or to finance the project.

Operating on an active military installation may also subject us to access, security and federal compliance requirements that commercial sites do not impose.

The Term Sheet contemplates a facility initially focused on dysprosium and terbium. Other elements may be added only by mutual agreement. The final scope of any EUL may not accommodate all or any of our development priorities. If we do not execute an EUL, or its scope is limited, we may need to develop some or all of those facilities elsewhere. That could delay our development plans, increase their cost and require us to incur costs that do not benefit the projects. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to generate positive cash flows from our expected future business operations. Our long-term success will depend on implementing the business strategy and operational plan of REalloys, as well as our ability to generate revenues, achieve and maintain profitability and develop positive cash flows from our magnet materials and magnet production.

Our ability to continue with development of our business plan to produce and sell NdFeB magnet materials and magnets, to receive LREE and HREE products from the SRC Separation Facilities, and our plans regarding the Euclid Facility and the HLREE, ultimately depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. We cannot assure you that our projects will result in achieving and maintaining profitability and developing positive cash flows. The economic viability of REalloys’ future business activities has many risks and uncertainties including, but not limited to:

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
•secure additional contract works at the Euclid Facility;
•implementation of any trade restrictions and tariffs on the movement of LREE and HREE from the SRC Separation Facilities to the Euclid Facility;
•the introduction of significantly more stringent regulatory laws and regulations and associated delays in permitting including but not limited to further access to explore and develop, as applicable, the HLREE, the SRC Separation Facilities, and the Euclid Facility;
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

REalloys is aiming to build a secured fully integrated North American high-performance NdFeB magnet materials and magnet supply chain and contract works for the US Protected Markets. Over its lifetime, a US government program may be implemented by the award of many different individual contracts and subcontracts. REalloys’ non-US government clients are also heavily reliant on US government funding. As such, we are subject to both direct and indirect impacts on US government funding and programs. The funding of US government programs is subject to US Congressional appropriations. In recent years, US government appropriations have been affected by larger US government budgetary issues and related legislation. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by Congress and the President of the United States or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a US government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

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

Conducting business with the US government is also subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in US government contracts, will increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows

In addition, the US government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices, President Trump, through executive orders, as well as at the direction of the US Office Management and Budget, has implemented US government expenditure cuts and reductions, including but not limited to, the repeal of a waiver that expedited the use of DPA Title III funds for the DIB. These initiatives and changes to procurement practices may change the way US government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the US government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows.

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

U.S. trade policy has changed frequently and significantly since early 2025 and we expect it to remain uncertain. During 2025, the U.S. imposed additional tariffs on imports from most trading partners, including China, Canada and Mexico, under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the U.S. Supreme Court held that IEEPA does not authorize the President to impose tariffs. The Administration has since relied on other statutory authorities, including:

•a temporary global tariff under Section 122 of the Trade Act of 1974, which expired on July 24, 2026;

•Section 301 tariffs on imports from a large number of trading partners, effective the same day;

•beginning in August 2026, 50% tariffs under Section 338 of the Tariff Act of 1930 on certain Canadian goods. Canada has responded with retaliatory tariffs on U.S. goods.

In January 2026, following a Section 232 investigation, the President found that imports of processed critical minerals and their derivative products threaten U.S. national security. He directed negotiations with trading partners while reserving the ability to impose tariffs, quotas or other import measures. In addition, the United States did not agree to renew the United States–Mexico–Canada Agreement (“USMCA”) at its July 2026 joint review. The agreement remains in force, subject to annual reviews.

China has responded to U.S. trade actions with measures of its own. Since April 2025, China has required export licenses for seven medium and heavy rare earth elements, including dysprosium and terbium, and related magnets. In October 2025, China announced broader controls, including on additional rare earth elements, rare earth processing equipment and technology, and certain foreign-made products containing Chinese-origin rare earths. China suspended those broader controls under a U.S.–China trade arrangement reached in November 2025. On November 9, 2026, China extended the suspension to January 10, 2027. There can be no assurance that the suspension will be extended further, or that China will not impose new or expanded restrictions.

These measures could affect us directly. Our business depends on the cross-border movement of materials between Canada and the United States, including rare earth oxide and metal products from the SRC in Saskatchewan. It also depends on equipment, reagents and feedstock sourced internationally, some of which may originate in China. Tariffs, quotas, export controls or other trade restrictions imposed by the United States, Canada, China or other countries could:

•increase our costs;

•delay deliveries;

•restrict our access to feedstock, equipment or customers;

•reduce demand for our products.

Restrictions on Chinese supply may increase demand for domestic sources of rare earth products. However, changes in trade policy, including any easing of restrictions on Chinese exports or increased price competition from Chinese producers, could adversely affect the prices we are able to obtain and the economics of our projects. Political tensions arising from trade policies could also reduce trade volume, investment, technological exchange and other economic activity between major economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any of these developments could have a material adverse effect on our business, financial condition or results of operations.

Until the HLREE can satisfy our feedstock needs, if ever, our business is subject to the availability of LREE and HREE oxides, re-cycle magnets, and other mineral feedstock, in quantities and prices that allow REalloys to develop and commercially operate its development projects and related production of those future facilities.

William J. Lewis, P.Geo. of Micon International Limited prepared a S-K 1300 Technical Report (“Technical Report”) on HLREE dated December 6, 2024, and we plan to de-risk this project as recommended in the Technical Report while concurrently expanding the capabilities and capacity of the Euclid Facility. HLREE is at the exploration phase and is not at production and therefore is not able to satisfy the feedstock needs necessary for the development and commercial operation of our Euclid Facility and may never be able to do so. Unless and until HLREE is capable of satisfying our feedstock needs, we will be required to enter into feedstock supply agreements with third parties. We currently intend on sourcing rare earth feedstocks for the SRC Separation Facilities to process and deliver to the Euclid Facility from verified third-party sources prior to the development of the HLREE. We are in the process of pursuing feedstock supply and offtake arrangements with potential counterparties to provide adequate sources of feedstock for the purchase of all or substantially all our production from the Euclid Facility, once operational, on terms favorable to us. Such arrangements may not be able to provide all the feedstock which we may require or at economical or favorable prices to us. If we are unable to secure supply agreements that ensure that all our feedstock needs are met or if we are able to secure such agreements, but the counterparties fail to meet their obligations, we may not achieve our goals. If this happens, our results of operations and financial condition could be materially and adversely affected.

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

Because our revenue is, and will for the foreseeable future be, derived primarily from the production and sale of NdFeB magnet materials and magnets other than contract works at the Euclid Facility, changes in demand for, and the market price of, and taxes and other tariffs and fees imposed upon such products and their input could significantly affect our profitability. Our financial results may be significantly adversely affected by declines in the prices of NdFeB magnet materials and magnets or increases in the prices of necessary feedstock. NdFeB magnet materials and magnet prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, tariffs, inflation or deflation, fluctuation in the relative value of the US dollar against foreign currencies on the world market, shipping and other transportation and logistics costs, global and regional supply and demand for NdFeB magnet materials and magnets, potential industry trends, such as competitor consolidation or other integration methodologies, and the political and economic conditions of countries that produce and procure NdFeB magnet materials and magnets. Furthermore, supply side factors have a significant influence on price volatility for critical and rare earth minerals, necessary feedstock, and NdFeB magnet materials and magnet prices. Supply of rare earth minerals, necessary feedstock, and NdFeB magnet materials and magnets is currently dominated by Chinese producers. The Chinese Central Government regulates production via quotas and environmental standards and has and may continue to change such production quotas and environmental standards. Periods of over supply or speculative trading of critical and rare earth minerals can lead to significant fluctuations in the market price and supply of critical and rare earth minerals and magnets. The Chinese Central

Government has also restricted the export of processing equipment for the production of rare earths minerals, magnet materials and magnets and this could have adverse impact on our projects.

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

REalloys does not currently have any contractually committed customers for the planned output and delivery of NdFeB magnet materials and magnets, except for existing contract works at the Euclid Facility. Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. REalloys does not currently have any revenue or definitive off-take or sales agreements with customers in place, except for existing contract works at the Euclid Facility. Although REalloys is in periodic discussions with potential customers regarding potential offtake agreements, there is no assurance that the parties will be able to reach an agreement or that REalloys will be able to produce and deliver the required NdFeB magnet materials and/or magnets in accordance with the customer’s required specifications and timing requirements. If we are unable to negotiate, finalize and maintain such agreements and satisfy the conditions thereto in order to enter into definitive agreements, or are only able to do so on terms that are unfavorable to us, we will not be able to generate any revenue, which would have a material adverse effect on our business, prospects, operating results and financial condition.

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

Prior to reaching expected production rates at the Euclid Facility, we intend to enter short- and long-term sales contract works with existing and new customers. However, there can be no assurance that these customers will enter sales contracts for our products. Even if we do enter into offtake and/or sales agreements, we may fail to deliver the product required by such agreements or may experience production costs more than the fixed price to be paid to us under such agreements. The failure to enter such contracts may have a material adverse effect on our financial position and results of operations.

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

Because of the current dominance of China in the critical and rare earth minerals industry, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor or shipping costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or the outbreak of global pandemic disease, could severely interfere with our industry and would have a material adverse effect on our operations.

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

Until commercial production is achieved by our projects, we will continue to incur operating and investing net cash outflows associated with including, but not limited to, build out and growth of our Euclid Facility, maintaining and acquiring properties, undertaking ongoing activities, funding the working capital requirements of our contract works and the funding obligations to develop the assets of our projects. We may require additional capital to fund our ongoing operations, complete our Euclid Facility, potentially invest into expanding production at the SRC Separation Facilities and — in connection with our HLREE — explore and define HREE mineralization and establish any future mining or HREE manufacturing operations. Such additional funding may not be available to us on satisfactory terms, or at all.
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

We will need to transport our products to our future customers wherever they may be located. Finding affordable and dependable transportation is important because it allows us to supply customers around the world. Labor disputes, embargoes, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, other environmental events, changes to rail or ocean freight systems or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales potential and could materially adversely affect our results of operations.

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

Upon the expansion of our Euclid Facility, we need to produce NdFeB magnet materials and magnets to meet customer needs and specifications and to provide customers with consistently high-quality products and to meet ever-stricter purity requirements. Inability to perfect the NdFeB magnet materials and magnet production process to the level necessary to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations. Additionally, natural disasters could also impact the facilities of our customers, which could have a material adverse effect on our ability to deliver our product to our customers or our customer’s demand for our products.

Diminished access to water may adversely affect our operations.

Any disruption and/or lack of access to water supply at the HLREE, the SRC Separation Facilities and/or the Euclid Facility or decrease in available water supply may have a material adverse effect on our operations and our financial condition or results of operations. In addition, future regulation or industry best practices may require more complex water reuse and recycling processes, which may increase operating costs.

Work stoppages or similar difficulties, breakdown in labor relations, or a shortage of skilled technicians and engineers could significantly disrupt our operations and reduce our revenues.

A work stoppage by any of the third parties providing services in connection with construction at our projects could significantly delay our projects, especially our Euclid Facility, and disrupt our operations, reduce our revenues and materially adversely affect our results of operations. Efficient production of critical minerals and rare earth products, NdFeB magnet materials and magnets using modern techniques and equipment requires skilled technicians and engineers. In addition, our optimization and eventual downstream efforts will significantly increase the number of skilled operators, maintenance technicians, engineers and other personnel required to successfully operate our business. In the event that we are unable to hire, train and retain the necessary number of skilled technicians, engineers and other personnel there could be an adverse impact on our labor costs and our ability to reach anticipated production levels in a timely manner, which could have a material adverse effect on our results of operations.

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

We could be offered incentives by Saskatchewan, Canada, as well as the State of Ohio in the United States, and the city of Euclid, Ohio, to remain, expand and operate our Projects, especially our Euclid Facility. These incentives could include cash grants, development financing at favorable terms, certain tax exemptions and rights to participate in government-subsidized jobs programs, among other things. If we do not comply with certain conditions and obligations in any such agreements, the governmental entities may terminate these potential respective agreements under which the incentives are to be provided, potentially resulting in REalloys’ being required to repay certain funds and/or losing access to the applicable incentives and subsidized jobs programs.

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

Our business may expand further internationally and as a result, a significant portion of our revenues, expenses, current assets and current liabilities may be predominantly denominated in foreign currencies, while our financial statements are expressed in US dollars. A decrease in the value of such foreign currencies compared to the US dollar could result in losses in revenues from currency exchange rate fluctuations. To date, we have not hedged against risks associated with foreign exchange rate exposure. Any hedging techniques we may implement in the future may not be successful, and our business, financial condition, and results of operations may be materially adversely affected by exchange rate fluctuations.

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

U.S. and global markets have experienced volatility and disruption since Russia's full-scale invasion of Ukraine in February 2022, and the war is continuing. In response, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, imposed economic sanctions on Russia, including on certain Russian citizens and enterprises. The continuation of the conflict may lead to additional sanctions. In November 2026, talks among the United States, Russia and Ukraine resumed for the first time since February 2026. However, the parties remain far apart on the terms of a settlement, and there can be no assurance that the talks will result in a ceasefire or a lasting peace. The potential impacts of the conflict and related sanctions could include supply chain and logistics disruptions, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats.

Conflict in the Middle East has also intensified. On February 28, 2026, the United States and Israel began military strikes against Iran. Iran responded with strikes against Israel, U.S. military bases and other targets in the region. It also attacked and threatened commercial shipping in the Persian Gulf and the Strait of Hormuz, through which a significant portion of the world's seaborne oil and liquefied natural gas trade passes. The United States and Iran agreed to a conditional ceasefire in April 2026 and signed a memorandum of understanding in June 2026, but they have not reached a lasting agreement. As of the date of this Quarterly Report, the United States continues to enforce a naval blockade of Iranian ports, and attacks on shipping in and around the Strait of Hormuz continue. Energy prices and shipping and insurance costs remain elevated compared with pre-conflict levels. Hezbollah resumed hostilities with Israel in March 2026. A U.S.-brokered framework to end that conflict was reached in June 2026, but its implementation has stalled and sporadic fighting continues. The Gaza ceasefire that took effect on October 10, 2025 remains in place, but negotiations on its next phase have stalled and violations continue. Any of these conflicts could resume or widen, including through the involvement of other countries or non-state groups in the region. The duration and outcome of these conflicts, and their implications for energy markets, shipping routes and the global economy, are difficult to predict.

Although these geopolitical events have not had a material impact on our business to date, we may be affected by:

•higher energy, reagent and freight costs;

•supply chain disruptions;

•inflation and changes in interest rates;

•volatility in the capital markets we depend on to fund our development activities.

It is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which these conflicts, or the trade measures described under “Changes in US federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could adversely affect our business operations,” may impact our business. The extent and duration of military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

We have identified material weaknesses in our internal control over financial reporting. If our remediation efforts are unsuccessful, our ability to accurately report our financial results may be adversely affected, which could result in restatements, loss of investor confidence, and a decline in the market price of our common stock

The Company has identified material weaknesses in its internal control over financial reporting, including insufficient U.S. GAAP/SEC reporting personnel, inadequate segregation of duties, and lack of formalized period-end controls. The Company’s disclosure controls and procedures were not effective as of September 30, 2026. See Part I Item 4.

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

To date, we have not accepted any federal grants other than existing contract works at the Euclid Facility. The acceptance of federal monies makes REalloys and its operations subject to continued compliance with various federal regulations. The imposition of any additional federal regulations as a result of accepting any federal monies could delay the timing of the expected completion of our projects and increase our costs. Any such delays or increased costs could harm our business and operations.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and /or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

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

For the nine months ended September 30, 2026 we had a net loss of approximately $174.1 million and net revenues of approximately $1.9 million. As of September 30, 2026, we had an accumulated deficit of approximately $255.2 million. We expect to continue to incur losses for the foreseeable future, as we continue to incur costs related to our development projects and ongoing selling, general and administrative activities. We may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

Since its inception, REalloys has generated negative operating cash flows and we may experience negative cash flow from operations in the future. Our consolidated financial statements have been prepared on a going concern basis.

Since its inception, REalloys has generated negative operating cash flows and may experience negative cash flow from operations in the future. Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. In connection with the preparation of these consolidated financial statements, management concluded that substantial doubt about the Company’s ability to continue as a going concern does not exist based on the Company’s current liquidity position, including the successful completion of approximately $143 million in net equity proceeds during the nine months ended

September 30, 2026. See Note 3 – Going Concern. Our future operations are dependent upon the identification and successful completion of equity or debt financing and the continued achievement of profitable operations at an indeterminate time in the future. We may not be successful in completing equity or debt financing or in achieving profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2026, the Company issued the following shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

• An aggregate of 616,854 shares of common stock to seven consultants as consideration for services under share-settled consulting agreements, consisting of 62,578 shares issued on August 11, 2026; 103,225 shares issued on August 12, 2026; 19,762 shares issued on August 13, 2026; 31,289 shares issued on August 18, 2026; and 400,000 shares issued on August 28, 2026.
• 20,000 shares of common stock issued on August 11, 2026 to Robert Winspear, the Company’s former Chief Financial Officer, under his Separation Agreement dated June 24, 2026.

No underwriters were involved, and the Company received no cash proceeds from these issuances. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering, based on the limited number of recipients, each recipient’s relationship with or knowledge of the Company, the absence of any general solicitation, and the restricted nature of the shares.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable. The Company holds mineral exploration claims and PMTCM operates a manufacturing facility; neither constitutes an operating mine subject to the Federal Mine Safety and Health Act.

Item 5. Other Information
Rule 10b5-1 Trading Arrangement. None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Category
10.1	Employment Agreement, dated August 10, 2026, between REalloys Canada Inc. and Muhammad Imran (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files of Financial Statements and Notes.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Date: November 13, 2026